Form 10-Q
period 2014-09-30
USD Partners LP
filed 2014-11-21
CIK 1610682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36674

USD PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	30-0831007
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

811 Main Street, Suite 2800

Houston, Texas 77002

(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code): (281) 291-0510

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒*

*	The registrant became subject to such requirements on October 8, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

At November 21, 2014, there were 10,213,545 common units, 10,463,545 subordinated units, 250,000 Class A units and 427,083 general partner units outstanding.

EXPLANATORY NOTE

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “report” or this “Form 10-Q”) to (i) “USDP” “we,” “our,” “us,” and “the Partnership” refer to USD Partners LP, a Delaware limited partnership, and its subsidiaries; (ii) “our general partner” refers to USD Partners GP LLC, a Delaware limited liability company; (iii) “our sponsor” and “USDG” refer to US Development Group LLC, a Delaware limited liability company, and where the context requires, its subsidiaries; (iv) “USD” refers to USD Group LLC, a Delaware limited liability company and currently the sole direct subsidiary of USDG and (v) “Energy Capital Partners” refers to Energy Capital Partners III, LP and its parallel and co-investment funds and related investment vehicles.

The information in this report relates to periods that ended prior to the completion of our initial public offering of 9,120,000 common units (“Common Units”) representing limited partner interests in us (the “Offering”) and prior to the effective dates of certain agreements discussed herein. Consequently, the unaudited condensed combined financial statements and related discussion of financial condition and results of operations contained in this report pertains to our predecessor (our “Predecessor”). While management believes that the condensed combined financial statements contained herein are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), we do not believe that these condensed combined financial statements are necessarily indicative of the financial results that the Partnership will report for periods subsequent to the formation and other transactions that resulted in the capitalization and start-up of the Partnership. For additional financial information when reviewing the condensed combined financial statements of our Predecessor contained herein, the information contained in this report should be read in conjunction with the information contained in our final prospectus (our “IPO Prospectus”) dated October 8, 2014 and filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on October 10, 2014.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state other “forward-looking” information. These forward-looking statements involve risks and uncertainties. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. The risk factors and other factors noted throughout this report could cause our actual results to differ materially from those contained in any forward-looking statement.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the supply of, and demand for, crude oil and biofuel rail terminalling services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to handling crude oil and biofuels;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	change in availability and cost of capital;

•	changes in tax status;

•	the effect of existing and future laws and government regulations;

•	changes in insurance markets impacting cost and the level and types of coverage available;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent;

•	the effects of future litigation; and

•	certain factors discussed elsewhere in this report.

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to the securities laws.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

USD PARTNERS LP PREDECESSOR

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$28,155	$6,151
Accounts receivable, net of allowance for doubtful accounts of $1.5 million in 2014 and $0 in 2013	4,327	1,587
Accounts receivable – related party	—	402
Prepaid rent, current portion	3,504	983
Prepaid expenses and other current assets	909	1,977
Derivative asset, current portion	796	—
Current assets – discontinued operations	453	30,076

Total current assets	38,144	41,176
Property and equipment, net	90,267	61,364
Prepaid rent, net of current portion	3,942	4,278
Deferred financing costs, net	823	450
Derivative asset, net of current portion	245	—

Total assets	$133,421	$107,268

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,401	$7,073
Loan from parent	—	50,991
Credit facility, current portion	97,845	—
Deferred revenue, current portion	10,217	1,563
Deferred revenue, current portion – related party	530	—
Other current liabilities	2,126	3,656
Current liabilities – discontinued operations	2,412	5,835

Total current liabilities	117,531	69,118
Credit facility, net of current portion	—	30,000
Deferred revenue, net of current portion	4,243	4,585
Deferred revenue - related party, net of current portion	1,940	962

Commitments and contingencies

Owner’s equity	9,707	2,603

Total liabilities and owner’s equity	$133,421	$107,268

See Notes to Condensed Combined Financial Statements.

USD PARTNERS LP PREDECESSOR

CONDENSED COMBINED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Terminalling services	$7,873	$1,647	$11,321	$5,338
Terminalling services – related party	1,314	—	1,314	—
Railroad incentives	577	—	577	—
Fleet leases	2,189	2,400	6,785	10,946
Fleet services	337	440	575	539
Fleet services – related party	366	470	1,084	746
Freight and other reimbursables	123	176	1,825	944
Freight and other reimbursables – related party	207	—	426	—

Total revenues	12,986	5,133	23,907	18,513

Operating costs:
Subcontracted rail services	2,486	474	4,595	1,418
Pipeline fees	1,660	—	1,660	—
Fleet leases	2,189	2,400	6,785	10,946
Freight and other reimbursables	330	176	2,251	944
Selling, general & administrative	3,215	1,843	7,028	3,887
Depreciation	1,083	125	1,337	376

Total operating costs	10,963	5,018	23,656	17,571

Operating income	2,023	115	251	942
Interest expense, net	1,525	880	3,509	2,525
Gain associated with derivative instruments	(1,375)	—	(573)	—
Foreign currency transaction loss	2,991	—	3,679	—

Loss from continuing operations before provision for income taxes	(1,118)	(765)	(6,364)	(1,583)
Provision for income taxes	61	5	85	22

Loss from continuing operations	(1,179)	(770)	(6,449)	(1,605)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(183)	224	(152)	722
Gain on sale of discontinued operations	—	874	—	7,279

Net income (loss)	(1,362)	328	(6,601)	6,396
Other comprehensive income – foreign currency translation	(663)	(149)	607	188

Comprehensive income (loss)	$(2,025)	$179	$(5,994)	$6,584

See Notes to Condensed Combined Financial Statements.

USD PARTNERS LP PREDECESSOR

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(6,601)	$6,396
Loss (income) from discontinued operations	152	(722)
Gain on sale of discontinued operations	—	(7,279)

Loss from continuing operations	(6,449)	(1,605)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,337	376
Gain associated with derivative instruments	(573)	—
Bad debts expense	1,475	—
Amortization of deferred financing costs	877	975
Changes in operating assets and liabilities:
Accounts receivable	(4,339)	(131)
Accounts receivable – related party	402	—
Prepaid rent	(2,185)	(1,738)
Prepaid expenses and other current assets	1,017	(264)
Accounts payable and accrued expenses	(2,488)	12,021
Deferred revenue and other liabilities	8,011	7,359
Deferred revenue – related party	534	746

Net cash (used in) provided by operating activities	(2,381)	17,739

Cash flows from investing activities:
Additions of property and equipment	(33,119)	(32,242)
Purchase of derivative contracts	(468)	—

Net cash used in investing activities	(33,587)	(32,242)

Cash flows from financing activities:
Payments for deferred financing costs	(1,250)	(19)
Contributions from parent	12,946	2,632
Proceeds from the credit facility	69,225	—
(Repayment of) proceeds from loan from parent	(49,874)	19,888

Net cash provided by financing activities	31,047	22,501

Cash provided by (used in) discontinued operations:
Net cash (used in) provided by operating activities	(3,425)	3,663
Net cash provided by investing activities	29,473	5,000
Net cash provided by (used in) financing activities	152	(8,001)

Net cash provided by discontinued operations	26,200	662

Effect of exchange rates on cash	725	185

Net change in cash and cash equivalents	22,004	8,845

Cash and cash equivalents – beginning of period	6,151	4,471

Cash and cash equivalents – end of period	$28,155	$13,316

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$86	$22
Cash paid for interest	$2,396	$1,560

See Notes to Condensed Combined Financial Statements

USD PARTNERS LP PREDECESSOR

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Description of Business

USD Partners LP (“USDP” or the “Partnership”) is a Delaware limited partnership organized on June 5, 2014 and is owned by USD Group, LLC (“USD”, or “Parent”). USD is owned by US Development Group, LLC (“USDG”), a consolidated group of logistics facilities and service companies that currently operates in Texas, California, and Canada. In anticipation of an initial public offering (“IPO”) of common units by USD Partners LP, USD identified certain subsidiaries: San Antonio Rail Terminal LLC (“SART”), USD Rail LP (“USDR”), USD Rail Canada ULC (“USDRC”), USD Terminals Canada ULC (“USDTC”), West Colton Rail Terminal LLC (“WCRT”), USD Terminals International (“USDT SARL”), and USD Rail International (“USDR SARL”) (combined, the “Contributed Subsidiaries”) that were contributed to USD Partners LP on October 15, 2014 upon closing of our IPO (the “Offering”). In August 2014, the board of directors of our general partner granted 250,000 Class A Units representing limited partner interests in USDP to certain employees. The awards issued are performance-based awards that contain distribution equivalent rights. The Partnership considers the grant date, as defined within the accounting guidance, of these awards to be the day on which the IPO is considered effective. Assuming certain conditions are met, Class A Units become eligible to convert into Common Units in four equal tranches beginning no earlier than January 1, 2016 at a conversion factor ranging from 1.0 to 2.0.

On October 8, 2014, USDP completed its Offering of 9,120,000 common units representing limited partner interests in USDP. Upon completion of the Offering, USD held a 2.0% general partner interest, all of the incentive distribution rights and a 54.1% limited partner interest, with a 1.2% limited partner interest held by certain members of the general partner’s executive management, and the remaining 42.7% limited partner interest held by public unitholders. See Note 13 — Subsequent Events, for further discussion.

On December 12, 2012, USDG sold all of its membership interests in five of its subsidiaries (the “Sale”) to a large energy transportation, terminalling, and pipeline company (the “Acquirer”). These subsidiaries included: Bakersfield Crude Terminal LLC (“BCT”), Eagle Ford Crude Terminal LLC (“EFCT”), Niobrara Crude Terminal LLC (“NCT”), St. James Rail Terminal LLC (“SJRT”), and Van Hook Crude Terminal LLC (“VHCT”), collectively known as (the “Discontinued Operations”). See Note 12 — Discontinued Operations for additional details. As a result of the sale, a sixth subsidiary, USD Services LLC (“USDS”) ceased operations and is also included in the results of Discontinued Operations.

The accompanying unaudited condensed combined financial statements consist of entities that provide rail logistics services and railcar fleet services and operate terminal facilities for liquid hydrocarbons and petroleum based products. References to “Predecessor,” “we,” “our,” “us,” and similar expressions refer to the Contributed Subsidiaries and the Discontinued Operations.

The accompanying unaudited condensed combined financial statements and related notes present the combined financial position, results of operations, cash flows and net investment of USD Partners LP Predecessor (“Predecessor”), our predecessor for accounting purposes. Unless otherwise stated or the context otherwise indicates, all references to “USDP” or “the Partnership” or similar expressions for periods prior to the Offering refer to the Predecessor. For periods subsequent to the Offering, these terms refer to the legal entity USD Partners LP and its subsidiaries.

The Predecessor generates the majority of its revenue and cash flows by providing terminalling services such as railcar loading and unloading for bulk liquid products including crude oil, biofuels, and related products. Since we do not own any of the crude oil or refined petroleum products that we handle and do not engage in the trading of crude oil or refined petroleum products, the Predecessor has limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long-term. The Predecessor’s operations consist of two reportable segments. See Note 10 — Segment Reporting for additional details.

Note 2. Basis of Presentation

These condensed combined financial statements reflect the historical financial position, results of operations and cash flows of the Predecessor for the periods presented as the Predecessor was historically managed within USDG. The condensed combined financial statements have been prepared on a “carve-out” basis and are derived from the consolidated financial statements and accounting records of USDG, including the following subsidiaries of the Parent: SART, USDR, USDRC, USDTC, WCRT, USDT SARL, and USDR SARL. The condensed combined financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Predecessor’s condensed combined financial statements may not be indicative of the Predecessor’s future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had it operated as an independent company during the periods presented. All significant intercompany transactions and balances have been eliminated in combination.

Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the accompanying condensed combined financial statements and notes should be read in conjunction with the Predecessor’s annual financial statements and notes thereto included in our prospectus dated October 8, 2014, as filed with the SEC on October 10, 2014. Management believes that the disclosures made are adequate to make the information not misleading.

The accompanying condensed combined financial statements have been prepared also in accordance with Regulation S-X, Article 3, General Instructions as to Financial Statements and Staff Accounting Bulletin (“SAB”) Topic 1-B, Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. The condensed combined financial statements include expense allocations for certain functions provided by USDG, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, insurance, utilities, and executive compensation. These expenses have been allocated to the Predecessor on the basis of direct usage when identifiable, budgeted volumes or projected revenues, with the remainder allocated evenly across the number of operating entities. During the three and nine months ended September 30, 2014 and 2013, the Predecessor was allocated general corporate expenses incurred by USDG which are included within selling, general and administrative expenses in the condensed combined statements of operations and comprehensive income (loss). Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or for the benefit received by the Predecessor during the periods presented. The allocations may not, however, reflect the expenses the Predecessor would have incurred as an independent company for the periods presented. Actual costs that may have been incurred if the Predecessor had been a stand-alone entity would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. The Predecessor is unable to determine what such costs would have been had the Predecessor been independent. The Partnership’s general partner will provide services to the Partnership pursuant to an omnibus agreement and a service agreement between the parties. The allocations and related estimates and assumptions are described more fully in Note 7 — Transactions with Related Parties.

Note 3. Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates by management include the estimated lives of depreciable property and equipment, recoverability of long-lived assets, the allowance for doubtful accounts, and fair value of the derivative asset.

Accounts Receivable

Accounts receivable are primarily due from oil and ethanol producing, and petroleum refining companies. Management performs ongoing credit evaluations of its customers. When appropriate, the Predecessor estimates allowances for doubtful accounts based on its customers’ financial condition and collection history, and other pertinent factors. Accounts are written-off against the allowance when significantly past due and deemed uncollectible by management. During the three and nine months ended September 30, 2014, we recognized $1.0 million and $2.1 million in bad debt expense, of which $0.8 million and $1.5 million is reported in selling, general and administrative expense within continuing operations, and the remaining $0.2 million and $0.6 million is included in income from discontinued operations, net of tax on the accompanying condensed combined statements of operations and comprehensive income (loss), respectively.

Revenue Recognition

The Predecessor’s revenues are derived from railcar loading and unloading services for bulk liquid products, including crude oil, biofuels, and related products, as well as sourcing railcar fleets and related logistics and maintenance services. The Predecessor recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collectability is reasonably assured. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 605, Revenue Recognition, the Predecessor records revenues for fleet leases on a gross basis as the Predecessor is deemed the primary obligor for the services. The Predecessor also records its revenues from reimbursable costs on a gross basis as reimbursements for out-of-pocket expenses incurred in revenues and operating costs.

Terminalling services revenue is recognized when provided based on the contractual rates related to throughput volumes. Substantially all of the capacity at our Hardisty rail terminal is contracted under multi-year agreements that contain “take-or-pay” provisions whereby the Predecessor is entitled to a minimum commitment fee when specified volume throughput is not achieved. These agreements grant the customers make-up rights that allow them to provide volume in excess of the minimum volume commitment in future periods without additional charge, to the extent capacity is available for the excess volume. The make-up rights typically expire if unused after six months. Any minimum commitment fees billable to customers that are subject to make-up rights are deferred until we determine that the revenue is earned. We recognize revenue associated with make-up rights at the earlier of when the throughput volume is utilized, the make-up right expires, or when it is determined that the likelihood that the customer will utilize the make-up right is remote. Revenue for fleet services and related party administrative services is recognized ratably over the contract period. Revenue for reimbursable costs is recognized as the costs are incurred. The Predecessor has deferred revenues for amounts collected from customers in its Fleet services segment, which will be recognized as revenue when earned pursuant to contractual terms. The Predecessor has prepaid rent associated with these deferred revenues on its railcar leases, which will be recognized as expense when incurred.

USDTC entered into a binding memorandum of understanding with a major railway company (“the railway”), whereby in consideration for the railway being the sole rail freight transportation service provider at the Hardisty Terminal for certain customers, the railway agreed to pay USDTC an average incentive payment amount of $100 (CAD) per railcar shipped for a maximum total of $12.5 million (CAD). These revenues are recorded in Railroad incentives on the accompanying condensed combined statements of operations and comprehensive income (loss).

Net Earnings (Loss) Per Unit

The Predecessor has omitted net earnings (loss) per unit because the Predecessor has operated under a sole member equity structure for the periods presented.

Fair Value

FASB ASC 820, Fair Value Measurement, establishes a single authoritative definition of fair value when accounting rules require the use of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities).

•	Level 3 — Significant unobservable inputs (including the Predecessor’s own assumptions in determining fair value).

Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments. Except for derivative financial instruments, the estimated fair value of our financial instruments at September 30, 2014 and December 31, 2013 approximates their carrying value as reflected in our condensed combined balance sheets.

We monitor our exposure to foreign currency exchange rates and use derivative financial instruments to manage these risks. Our policies do not permit the use of derivative financial instruments for speculative purposes.

We have a program that primarily utilizes foreign currency collar derivative contracts to reduce the risks associated with the effects of foreign currency exposures related to our Canadian subsidiaries which have cash inflows denominated in Canadian dollars (“CAD”). Under this program, our strategy is to have gains or losses on the derivative contracts mitigate the foreign currency transaction gains or losses to the extent practical. Economically, the collars help us to limit our exposure such that the exchange rate will effectively lie between the floor and the ceiling rate in the table below.

During the nine months ended September 30, 2014, we entered into foreign currency collar contracts to hedge exposure to CAD fluctuations. The following derivative contracts are outstanding at September 30, 2014:

Expiration of Foreign Currency Collars	Notional Amount (CAD$ millions)	Floor (CAD/USD)	Ceiling (CAD/USD)

December 31, 2014	7.4	0.91	0.93
March 31, 2015	7.3	0.91	0.93
June 30, 2015	7.4	0.91	0.93
September 30, 2015	7.5	0.91	0.93
December 31, 2015	7.5	0.91	0.93

We record all derivative contracts as of the end of our reporting period in our condensed combined balance sheets at fair value. We have elected not to apply hedge accounting to our derivative contracts. Accordingly, changes in the fair value of these derivative contracts are recognized in earnings and are included in gain associated with derivative instruments in the condensed combined statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2014, we recognized a gain of $1.4 million and $0.6 million related to these derivative contracts.

Prior to April 1, 2014, we had no foreign currency derivative contracts. Our derivative contracts are classified as Level 2; the fair value of all outstanding derivatives were determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU 2014-09 will have on our condensed combined financial statements and related disclosures. The Partnership has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

Note 4. Property and Equipment

The Predecessor’s property and equipment consist of the following, in thousands:

	As of		Estimated Useful Lives (Years)
	September 30, 2014	December 31, 2013

Land	$5,994	$6,148	N/A
Trackage and facilities	81,025	8,007	20
Equipment	5,814	488	5-10
Furniture	53	5	5

Total property and equipment	92,886	14,648
Accumulated depreciation	(3,120)	(1,803)
Construction in progress	501	48,519

Property and equipment, net	$90,267	$61,364

The cost of property and equipment classified as “Construction in progress” pertains to our Hardisty terminal and is excluded from costs being depreciated. These amounts represent property that is not yet available to be placed into productive service as of the respective balance sheet dates. A majority of the property and equipment at our Hardisty terminal was placed into service on June 30, 2014.

Note 5. Credit Facility

In November 2008, the Predecessor, through USDG, entered into a credit agreement (the “Credit Agreement”) with the Bank of Oklahoma consisting of a revolving credit facility with a borrowing capacity of $150.0 million. The Credit Agreement is guaranteed by all USDG subsidiaries. The outstanding balance as of September 30, 2014 and December 31, 2013 was $97.8 million and $30.0 million, respectively. Interest is at the London Interbank Offered Rate (“LIBOR”) plus a margin based on USDG’s leverage ratio, as defined in the Credit Agreement. The interest rate at September 30, 2014 and December 31, 2013 was 4.66% and 3.92% respectively. A fee of 0.50% is charged on the unused portion of the revolving credit facility. The maturity date of the credit facility is March 30, 2015, at which time the principal and the unpaid interest will be due and payable.

In January 2014, the Credit Agreement was amended and restated to reflect certain changes in the Predecessor’s organization structure, to include future additional subsidiaries, and to transfer certain ownership interests in existing subsidiaries. In April 2014, the Predecessor drew $67.8 million on the credit facility to pay its loan then outstanding from USDG. The Predecessor was subject to various covenants associated with the credit facility, including but not limited to, maintaining certain levels of debt service coverage, tangible net worth, and leverage. Subsequent to September 30, 2014, the total balance due on the credit facility was paid. See Note 13 – Subsequent Events.

A detail of interest expense, net from continuing operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Interest expense on credit facility	$1,313	$553	$2,640	$1,550
Amortization of deferred financing costs	220	327	877	975
Interest income	(8)	—	(8)	—

Total interest expense, net	$1,525	$880	$3,509	$2,525

Note 6. Deferred Revenue

Our deferred revenue includes amounts we have received in cash from customers as payment for their minimum volume commitments under take-or-pay contracts, where such payments exceed the actual throughput utilized. We have granted our customers a right to make up throughput deficiencies for up to six months under these arrangements to the extent we have capacity available to accommodate the additional volumes in future periods. We refer to the right we have granted our customers to make up prior throughput deficiencies as “make-up rights.” We defer revenue associated with make-up rights during the period the actual throughput is less than the minimum commitment and recognize revenue associated with make-up rights at the earlier of when the throughput is utilized, the make-up rights expire, or when it is determined that the likelihood that the customer will utilize the make-up right is remote.

Our deferred revenues also include amounts collected from customers in the Fleet services segment, which will be recognized as revenue when earned pursuant to contractual terms. We have prepaid rent associated with these deferred revenues on our railcar leases, which will be recognized as expense when incurred.

The following table provides a detail of deferred revenue as reflected in our condensed combined balance sheets (in thousands):

	As of
	September 30, 2014	December 31, 2013
Customer prepayments	$8,680	$1,563
Minimum commitment fees	1,537	—

Total deferred revenue, current portion	$10,217	$1,563

Customer prepayments	$4,243	$4,585
Minimum commitment fees	—	—

Total deferred revenue, net of current portion	$4,243	$4,585

Note 7. Transactions with Related Parties

                We have entered into purchase, assignment and assumption agreements to assign payment and performance obligations for certain operating lease agreements with lessors and customer fleet service payments related to these operating leases with LRT Logistics Funding LLC (“LRTLF”), USD Fleet Funding LLC (“USDFF”), USD Fleet Funding Canada Inc. (“USDFFCI’), and USD Logistics Funding Canada Inc. (“USDLFCI”), which are unconsolidated variable-interest entities (the “VIEs”) with the Predecessor. The managing member of the VIEs is majority-owned by related parties of the Predecessor. We are not the primary beneficiary of the VIEs, as we do not have power to direct the activities that most significantly affect the economic performance of the VIEs. Accordingly, we do not consolidate the results of the VIEs in our condensed combined financial statements.

Related Party Revenue and Deferred Revenue

We have entered into agreements to provide administrative services to our unconsolidated VIEs for fixed servicing fees and reimbursement of out-of-pocket expenses.

Related party sales to the VIEs were $0.4 million and $0.5 million during the three months ended September 30, 2014 and 2013, respectively, and were $1.1 million and $0.7 million during the nine months ended September 30, 2014 and 2013, respectively. These sales are recorded in fleet services — related party on the accompanying condensed combined statements of operations and comprehensive income (loss).

Related party deferred revenues from the VIEs were $2.2 million and $1.0 million at September 30, 2014 and December 31, 2013, respectively. Related party deferred revenues from minimum commitment fees were $0.3 million and $0 at September 30, 2014 and December 31, 2013, respectively. These deferred revenues are recorded in deferred revenue — related party on the accompanying condensed combined balance sheets.

The following table provides a detail of related party deferred revenue as reflected in our condensed combined balance sheets (in thousands):

	As of
	September 30, 2014	December 31, 2013
Customer prepayments – related party	$272	$—
Minimum commitment fees – related party	258	—

Total deferred revenue, current portion – related party	$530	$—

Customer prepayments – related party	$1,940	$—
Minimum commitment fees – related party	—	—

Total deferred revenue, net of current portion – related party	$1,940	$—

We have also entered into agreements with J. Aron & Company (“J. Aron”), a wholly owned subsidiary of The Goldman Sachs Group, Inc. (“GS”), to provide terminalling and fleet services, which include reimbursement for certain out-of-pocket expenses, related to the Hardisty rail terminal operations. GS was a principal shareholder of USDG during the three months ended September 30, 2014 and 2013. The terms and conditions of these agreements are similar to the terms and conditions of third-party agreements at the Hardisty rail terminal. J. Aron has entered into assignment arrangements with third parties in respect to portions of these services and may do so again in the future.

Related party sales to J. Aron were $1.5 million and $0 for the three months ended September 30, 2014 and 2013, respectively, and $1.7 million and $0 during the nine months ended September 30, 2014 and 2013, respectively. These sales are recorded in terminalling services-related party and freight and other reimbursables — related party on the accompanying condensed combined statements of operations and comprehensive income (loss). As of September 30, 2014 and December 31, 2013, there was a balance of $0 and $0.4 million, respectively, due from J. Aron recorded on the accompanying condensed combined balance sheets.

Cost Allocations

The total amount charged to the Predecessor by USD for overhead cost allocations, which is recorded in selling, general and administrative costs, was $2.3 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively, and $5.6 million and $3.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Loan from USD

USDTC (the “Borrower”) entered into an unsecured loan facility with USDG (the “USDG Loan”) for an initial loan amount of $45.2 million (CAD) with the capacity to increase to $70.0 million (CAD). Under the USDG Loan agreement, the Borrower agreed to repay amounts advanced as requested by USDG. The USDG Loan was restricted for purposes of constructing the Borrower’s terminal at Hardisty, Alberta and expenses relating to its operation. There were no interest charges for advanced amounts outstanding nor was there a termination date included within the USDG Loan agreement. These amounts were repaid in full during the nine months ended September 30, 2014. The outstanding balance as of December 31, 2013, as included on the accompanying condensed combined balance sheets, was $51.0 million.

Note 8. Collaborative Arrangements

We have entered into a facilities connection agreement with Gibson Energy Partnership (“Gibson”) under which Gibson developed, constructed and operates a pipeline and related facilities connecting to our Hardisty rail terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty rail terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, this pipeline is the exclusive means by which crude oil from the Gibson storage terminal is transferred by rail. The Predecessor remits pipeline fees to Gibson for the transportation of crude oil to the Hardisty terminal based on a predetermined formula.

For the three and nine months ended September 30, 2014, the Predecessor had $1.7 million recorded as pipeline fees on the condensed combined statement of operations and comprehensive income (loss).

Note 9. Commitments and Contingencies

From time to time, the Predecessor may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. Management does not believe that we are a party to any litigation that will have a material impact on our financial condition or results of operations.

Of the $2.1 million classified as other current liabilities on the condensed combined balance sheet as of September 30, 2014, $1.4 million consisted of funds necessary to pay construction retention balances related to the build-out of the Hardisty terminal.

Note 10. Segment Reporting

The Predecessor manages the business in two reportable segments: Terminalling services segment and Fleet services segment. The Terminalling services segment operates by terminalling and transloading crude oil and biofuels under multi-year, fixed-fee contracts. Certain agreements contain “take-or-pay” provisions whereby the Predecessor is entitled to a minimum commitment fee. The Fleet services segment provides customers with railcar-specific fleet services associated with the transportation of crude oil. We typically charge our customers, including affiliates of USD, monthly fees per railcar that include a component for railcar use (in the case of our directly-leased railcar fleet) and a component for fleet services. The master fleet services agreements for our directly-leased railcars contain provisions for the customers’ use on a take-or-pay basis for periods ranging from five to nine years.

The Predecessor’s reportable segments offer different services and are managed accordingly. The Predecessor’s chief operating decision maker (the “CODM”) regularly reviews financial information about both segments in deciding how to allocate resources and evaluate performance. The CODM assesses segment performance based on income (loss) from continuing operations before interest expense, net, foreign currency transaction gains and losses, gains and losses associated with derivative contracts, income and withholding taxes, special charges, depreciation, and amortization (“Adjusted EBITDA”).

The following tables summarize the Predecessor’s reportable segment data for continuing operations, in thousands:

	For the Three Months Ended September 30, 2014
	Terminalling services	Fleet services	Total

Revenues
Third party	$8,450	$2,649	$11,099
Related party	1,314	573	1,887
Operating costs (excluding depreciation)	6,173	3,707	9,880
Depreciation	1,083	—	1,083
Interest expense, net	1,525	—	1,525
Other expense, net	1,621	(5)	1,616
Provision for income taxes	7	54	61

Loss from continuing operations	$(645)	$(534)	$(1,179)

	For the Nine Months Ended September 30, 2014
	Terminalling services	Fleet services	Total

Revenues
Third party	$11,898	$9,185	$21,083
Related party	1,314	1,510	2,824
Operating costs (excluding depreciation)	11,005	11,314	22,319
Depreciation	1,337	—	1,337
Interest expense, net	3,509	—	3,509
Other expense, net	3,111	(5)	3,106
Provision for income taxes	29	56	85

Loss from continuing operations	$(5,779)	$(670)	$(6,449)

	For the Three Months Ended September 30, 2013
	Terminalling services	Fleet services	Total

Revenues
Third party	$1,647	$3,016	$4,663
Related party	—	470	470
Operating costs (excluding depreciation)	1,535	3,358	4,893
Depreciation	125	—	125
Interest expense	880	—	880
Provision for income taxes	5	—	5

Income (loss) from continuing operations	$(898)	$128	$(770)

	For the Nine Months Ended September 30, 2013
	Terminalling services	Fleet services	Total

Revenues
Third party	$5,338	$12,429	$17,767
Related party	—	746	746
Operating costs (excluding depreciation)	4,385	12,810	17,195
Depreciation	376	—	376
Interest expense	2,525	—	2,525
Provision for income taxes	22	—	22

Income (loss) from continuing operations	$(1,970)	$365	$(1,605)

The following table provides a reconciliation of Adjusted EBITDA to loss from continuing operations, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Adjusted EBITDA
Terminalling services Adjusted EBITDA	$4,939	$112	$3,555	$953
Fleet services Adjusted EBITDA	380	128	856	365
Depreciation	(1,083)	(125)	(1,337)	(376)
Unrecovered reimbursable freight costs(1)	(865)	—	(1,475)	—
Deferred revenue related to minimum commitment fees(2)	(1,348)	—	(1,348)	—
Interest expense, net	(1,525)	(880)	(3,509)	(2,525)
Gain associated with derivative instruments	1,375	—	573	—
Foreign currency transaction loss	(2,991)	—	(3,679)	—
Provision for income taxes	(61)	(5)	(85)	(22)

Loss from continuing operations	$(1,179)	$(770)	$(6,449)	$(1,605)

(1)	Provision for bad debts associated with unrecovered reimbursable freight costs related to the initial delivery of railcars in support of the Hardisty Terminal.
(2)	Represents deferred revenue associated with minimum commitment fees in excess of throughput utilized, which fees are not refundable to the customers. See Note 6—Deferred Revenue.

The following tables summarize the Predecessor’s total assets by segment from continuing operations, in thousands:

	As of
	September 30, 2014	December 31, 2013

Terminalling services	$121,033	$68,995
Fleet services	11,935	8,197

Total assets	$132,968	$77,192

Note 11. Income Taxes

The Predecessor is treated as a partnership for federal and most state income tax purposes, with each partner being separately taxed on its share of taxable income. The provision for income taxes for the nine months presented includes franchise taxes and income tax on the Predecessor’s Canadian operations. The Predecessor’s provision for U.S. income taxes consisted of current expenses for state franchise taxes of $61 thousand and $5 thousand for the three months ended September 30, 2014 and 2013, respectively, and $85 thousand and $22 thousand for the nine months ended September 30, 2014 and 2013, respectively. There was no benefit recorded for losses associated with our Canadian operations since it is currently more likely than not that the benefit from the loss carryover will not be realized.

Note 12. Discontinued Operations

On December 12, 2012, USDG sold all of its membership interests in five of its subsidiaries included in the Predecessor’s Terminalling services segment to the Acquirer. The sales price of the subsidiaries was $502.6 million, net of working capital adjustments. For the nine months ended September 30, 2014 and 2013, the Predecessor had $(152) thousand and $8.0 million, respectively, recorded as discontinued operations on the condensed combined statement of operations and comprehensive income (loss). At the time of the Sale, a sixth subsidiary also included in the Predecessor’s Terminalling services segment, USDS, ceased operations. The financial results of the Predecessor’s operations related to the Discontinued Operations and USDS are reflected as discontinued operations, net of tax in the condensed combined statements of operations and comprehensive income (loss).

Assets and liabilities of our Discontinued Operations are as follows, in thousands:

	As of
	September 30, 2014	December 31, 2013

Assets:
Receivables	$453	$603
Cash proceeds placed in escrow related to the Sale	—	29,473

Total assets	$453	$30,076

Liabilities:
Bonus accrued for payment to employees	$2,412	$5,835

Total liabilities	$2,412	$5,835

The following table shows the Predecessor’s results from its Discontinued Operations, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Discontinued operations:
Revenues and other income	$—	$1,128	$452	$8,046
Bad debts expense	183	—	603	—
Income before provision for income taxes	(183)	1,128	(151)	8,046
Provision for income taxes	—	30	1	45
Net income (loss)	(183)	1,098	(152)	8,001

Continuing Cash Flows from Discontinued Operations

At the time of the Sale, SJRT had an existing contract (the “Contract”) with one of its customers (the “Customer”) in which the Customer would pay SJRT an Incremental Throughput Fee, as defined, for certain volumes coming through SJRT (“Incremental Throughput Fee”). The Incremental Throughput Fee allowed SJRT to participate with the Customer in the value created due to increased market spreads on the price of crude oil. The Incremental Throughput Fee was calculated at a certain percentage of the net differential between the market price of the crude oil volumes and an agreed upon minimum price. Upon the sale of SJRT, the Acquirer agreed to remit the Incremental Throughput Fee to the Predecessor until the expiration of the Contract. The Predecessor received these cash flows through September of 2013. Cash flows of $0 and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $0 and $7.3 million for the nine months ended September 30, 2014 and 2013, respectively, are recorded in gain on sale of discontinued operations.

In conjunction with the Sale, the Predecessor ceased its operations at USDS. USDS’s primary operations revolved around a service agreement with the Acquirer related to loading and unloading services. Effective at the closing date of the sale, USDS assigned or terminated any obligations it had in relation to its operations, but continues to receive indirect cash flows. The Predecessor has not participated in any revenue producing activities and expects the cash flows to terminate upon the expiration of the assigned service agreement on February 15, 2015. The proceeds from the assigned service agreement are recorded as income from discontinued operations and are $0 and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively. In the first quarter of 2014, the Predecessor received approximately $29.5 million that was held in escrow related to the Sale.

Note 13. Subsequent Events

Initial Public Offering and Contribution of Assets

USDP initially filed a registration statement on Form S-1 on August 29, 2014, and the SEC declared the registration statement effective on October 8, 2014. On October 9, 2014, USDP’s common units began trading on the New York Stock Exchange. On October 8, 2014, USDP completed its initial public offering of 9,120,000 common units to the public at a price of $17.00 per unit. USD owns 1,093,545 common units and 10,463,545 subordinated units representing an aggregate 54.1% limited partner interest in the Partnership, all of the incentive distribution rights in the Partnership and a 2.0% general partner interest in the Partnership.

The Partnership received proceeds (after deducting underwriting discounts and commissions and structuring fees but before offering expenses) from the Offering of approximately $145.0 million. The Partnership used the net proceeds from the Offering, together with borrowings of $100.0 million under the new term loan facility, as follows: (i) to make a cash distribution to USD of $99.2 million and to reimburse USD for $7.5 million of fees and expenses related to this offering; (ii) to repay $97.8 million of existing indebtedness; and (iii) to pay $3.7 million of fees and costs in connection with the new revolving credit agreement and term loan. The remaining approximately $36.8 million has been retained by the Partnership for general partnership purposes, including to fund potential future acquisitions from USD and third parties and for funding potential future growth projects. An affiliate of an underwriter which participated in the offering was a lender under the former USDG credit facility and received a portion of the proceeds from the offering pursuant to the repayment of borrowings thereunder.

On October 15, 2014, the Partnership, USD, USDG, USD Partners GP LLC (the “General Partner”), and USD Logistics Operations LP (“Opco”) entered into the Contribution, Conveyance, and Assumption Agreement (the “Contribution Agreement”). On the same date, in connection with the closing of the Offering, the following transactions occurred pursuant to the Contribution Agreement:

•	The General Partner contributed its limited liability company interest in WCRT and SART (together, the “Opco Interest”) to the Partnership in exchange for (a) 427,083 General Partner Units representing a continuation of its 2% general partner interest in the Partnership and (b) the Incentive Distribution Rights.

•	USD contributed (a) all of its limited liability company interest in USD Logistics Operations GP, LLC (“Opco GP”) and (b) all of its limited partner interest in Opco (together, with its limited liability company interest in Opco GP, the “USD Contribution Interest”), which wholly owns USDR, USDRC, USDTC, USDT SARL and USDR SARL, to the Partnership in exchange for (i) 1,093,545 Common Units representing a 5.1% limited partner interest in the Partnership, (ii) 10,463,545 Subordinated Units representing a 49.0% limited partner interest in the Partnership, (iii) the assumption of the $30 million senior secured credit agreement with the Bank of Oklahoma (the “BOK Debt”), and (iv) the right to receive $100 million sourced to the new debt of the Partnership.

•	The public, through the Underwriters, contributed $155.0 ($145.0 million net to the Partnership after deducting the Underwriters’ discount of $9.1 million and the Structuring Fee) in exchange for 9,120,000 Common Units representing a 42.7% limited partner interest in the Partnership.

•	The Partnership (a) paid transaction expenses estimated at $7.5 million, excluding the Underwriters’ discount of $9.1 million, (b) repaid $30 million of the BOK Debt and (c) contributed $105.5 million to Opco as a capital contribution.

Omnibus Agreement

On October 15, 2014, in connection with the closing of the Offering, the Partnership entered into an Omnibus Agreement (the “Omnibus Agreement”) by and among the Partnership, USDG and USD, certain of our subsidiaries and our general partner that will address the following matters:

•	our payment of an annual amount to USD, initially in the amount of approximately $4.9 million, for providing certain general and administrative services by USD and its affiliates, which annual amount includes a fixed annual fee of $2.5 million for providing certain executive management services by certain officers of our general partner. Other portions of this annual amount will be based on the costs actually incurred by USD and its affiliates in providing the services;

•	our right of first offer to acquire the Hardisty Phase II and Hardisty Phase III projects as well as other additional midstream infrastructure assets and businesses that USDG and USD may construct or acquire in the future;

•	our obligation to reimburse USD for any out-of-pocket costs and expenses incurred by USD in providing general and administrative services (which reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement), as well as any other out-of-pocket expenses incurred by USD on our behalf;

•	an indemnity by USD for certain environmental and other liabilities, and our obligation to indemnify USD and its subsidiaries for events and conditions associated with the operation of our assets that occur after the closing of this offering and for environmental liabilities related to our assets to the extent USD is not required to indemnify us; and

•	so long as USD controls our general partner, the omnibus agreement will remain in full force and effect. If USD ceases to control our general partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.

Credit Facilities

On October 15, 2014, in connection with the closing of the Offering, the Partnership entered into a new five-year, $300.0 million senior secured credit agreement comprised of a $200.0 million revolving credit facility and a $100.0 million term loan (borrowed in Canadian dollars) with Citibank, N.A., as administrative agent, and a syndicate of lenders.

The revolving credit facility and issuances of letters of credit is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. As the term loan is paid off, availability equal to the amount of the term loan pay-down will be transferred from the term loan to the revolving credit facility automatically, ultimately increasing availability on the revolving credit facility to $300.0 million once the term loan is fully repaid. In addition, the Partnership also has the ability to increase the maximum amount of the revolving credit facility by an aggregate amount of up to $100.0 million, to a total facility size of $400.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The revolving credit facility includes an aggregate $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. Obligations under the revolving credit facility will be guaranteed by our restricted subsidiaries, and will be secured by a first priority lien on the Partnership’s assets and those of the Partnership’s restricted subsidiaries other than certain excluded assets.

The term loan was used to fund a distribution to USD and the term loan is guaranteed by USD. The term loan is not subject to any scheduled amortization. Mandatory prepayments of the term loan are required from certain non-ordinary course asset sales subject to customary exceptions and reinvestment rights.

Borrowings under the senior secured credit agreement for revolving loans bear interest either at base rate and Canadian prime rate, as applicable plus an applicable margin ranging from 1.25% to 2.25%, or at LIBOR or CDOR, as applicable, plus an applicable margin ranging from 2.25% to 3.25%. Borrowings under the term loan bear interest either at base rate and Canadian prime rate, as applicable, plus a margin ranging from 1.35% to 2.35% or at LIBOR or CDOR, as applicable, plus an applicable margin ranging from 2.35% to 3.35%. The applicable margin, as well as a commitment fee on the revolving credit facility, ranging from 0.375% per annum to 0.50% per annum on unused commitments, vary based upon the Partnership’s consolidated net leverage ratio, as defined in the credit agreement.

The guaranty by USD includes a covenant that USD maintain a net worth (without taking into account its interests in us, either directly or indirectly) greater than the outstanding amount of the term loan and if such covenant is breached and not cured within a certain amount of time, the interest rate on the term loan shall be increased by an additional 1%.

The new senior secured credit agreement contains affirmative and negative covenants that, among other things, limit or restrict the Partnership’s ability and the ability of the Partnership’s restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, engage in new business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets or enter into burdensome agreements or enter into transactions with affiliates on terms that are not arm’s length, in each case, subject to certain exceptions.

Additionally, the Partnership is required to maintain the following financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, on an annualized basis):

•	Consolidated Interest Coverage Ratio (as defined in the credit agreement), of at least 2.50 to 1.00;

•	Consolidated Total Leverage Ratio of not greater than 4.50 to 1.00 (or 5.00 to 1.00 at any time after (i) the Partnership has issued at least $150.0 million of unsecured notes and (ii) in addition (and without prejudice) to clause (i), upon the consummation of a Material Acquisition (as defined in the credit facility), for the fiscal quarter in which the Material Acquisition is consummated and for two fiscal quarters immediately following such fiscal quarter (the “Material Acquisition Period”), if elected by the Partnership by written notice to the Administrative Agent given on or prior to the date of such acquisition, the maximum permitted ratio shall be increased by 0.50 to 1.00 above the otherwise relevant level; and

•	after the Partnership has issued at least $150.0 million of unsecured notes, Consolidated Senior Secured Leverage Ratio (as defined in the credit agreement) of not greater than 3.50 to 1.00 (or 4.00 to 1.00 during a Material Acquisition Period).

The senior secured credit agreement generally prohibits the Partnership from making cash distributions (subject to certain exceptions) except so long as no default exists or would be caused thereby, the Partnership may make cash distributions to unitholders up to the amount of the Partnership’s available cash (as defined in our partnership agreement).

The credit agreement contains events of default, including, but not limited to (and subject to grace periods in certain circumstances), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant that does not have certain materiality qualifiers contained in the credit agreement or related loan documentation, any representation, warranty or certification made or deemed made in the agreements or related loan documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in the Partnership’s ownership or the ownership of the Partnership’s general partner, material judgments or orders, certain judgment defaults, ERISA events or the invalidity of the loan documents. Upon the occurrence and during the continuation of an event of default under the agreements, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against the Partnership and the collateral as may be available to the lenders under the agreements and related documentation or applicable law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited historical condensed combined financial statements and notes in “Item 1. Financial Statements” contained herein and our audited historical combined financial statements as of and for the years ended December 31, 2013 and 2012 included in our IPO Prospectus. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below as a result of various risk factors, including those that we cannot control. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in our IPO Prospectus. Please read “Cautionary Note Regarding Forward-Looking Statements.”

Overview and Recent Developments

We are a fee-based, growth-oriented master limited partnership formed by USD to acquire, develop and operate energy-related rail terminals and other high-quality and complementary midstream infrastructure assets and businesses. Our assets consist primarily of: (i) an origination crude-by-rail terminal in Hardisty, Alberta, Canada, with capacity to load up to two 120-railcar unit trains per day and (ii) two destination unit train-capable ethanol rail terminals in San Antonio, Texas, and West Colton, California, with a combined capacity of approximately 33,000 bpd. Our rail terminals provide critical infrastructure allowing our customers to transport energy-related products from multiple supply regions to multiple demand markets. In addition, we provide railcar services through the management of a railcar fleet consisting of approximately 3,799 railcars, as of September 30, 2014, that are committed to customers on a long-term basis. We generate substantially all of our operating cash flow by charging fixed fees for handling energy-related products and providing related services. We do not take ownership of the underlying commodities that we handle nor do we receive any payments from our customers based on the value of such commodities. Rail transportation of energy-related products provides efficient and flexible access to key demand markets on a relatively low fixed-cost basis, and as a result has become an important part of North American midstream infrastructure.

Initial Public Offering of Common Units

On October 15, 2014, we completed our initial public offering of 9,120,000 Common Units at a price to the public of $17.00 per Common Unit ($16.00125 per Common Unit, net of underwriting discounts and commissions). Net proceeds to us from the Offering were $145.0 million, after underwriting discounts, commissions and structuring fees. The Common Units sold in the Offering represent a 42.7% limited partner interest in us. The net proceeds from the Offering, together with the proceeds from borrowings of $100.0 million under our new term loan, discussed below, were used to (i) distribute $99.2 million to USD Group, (ii) reimburse USD Group for $7.5 million of transaction expenses related to the Offering, (iii) repay $97.8 million of prior debt we assumed from USD and (iv) pay $3.7 million of fees and costs in connection with our new Credit Agreement (defined below). We retained the remaining approximately $36.8 million for general partnership purposes, including potentially to fund acquisitions from USD and third parties and potentially for funding future growth projects.

Closing of New Credit Agreement

On October 15, 2014, in connection with the closing of the Offering, we entered into a new five-year, $300.0 million senior secured credit agreement (the “Credit Agreement”) comprised of a $100.0 million term loan (borrowed in Canadian dollars and maturing on July 14, 2019) and a $200.0 million revolving credit facility (maturing on October 15, 2019), which can be expanded to $300.0 million proportionately as the term loan principal is reduced. The revolving credit facility can be expanded further by $100.0 million, subject to receipt of additional lender commitments. The revolving credit facility remains undrawn as of November 21, 2014. We believe this liquidity, combined with our ability to access debt and equity capital markets in the future will provide us with the financial flexibility to execute our growth strategy effectively, efficiently and at competitive terms. Please read “—Liquidity and Capital Resources.”

How We Generate Revenue

We manage our business in two reportable segments: the Terminalling services segment and the Fleet services segment.

Terminalling Services Segment

We generate substantially all of our operating cash flow by charging fixed fees for handling energy-related products and providing related services. We do not take ownership of the underlying products that we handle nor do we receive any payments from our customers based on the value of such products. Thus, we have no direct exposure to risks associated with fluctuating commodity prices, although these risks could indirectly influence our activities and results of operations over the long term.

Hardisty Rail Terminal Services Agreements. We have entered into terminal services agreements with seven high-quality counterparties or their subsidiaries. Substantially all of the terminalling capacity at our Hardisty rail terminal is contracted under multi-year, take-or-pay terminal services agreements subject to inflation-based escalators. Furthermore, approximately 83% of the contracted utilization at our Hardisty rail terminal is contracted with subsidiaries of five investment grade companies, including major integrated oil companies, refiners and marketers. All of these counterparties are obligated to pay a minimum monthly commitment fee and can load a maximum allotted number of unit trains. If a customer loads fewer unit trains in any given month than its maximum allotted number, that customer will pay us a minimum monthly payment commitment fee but will also receive a three or six-month credit that will allow our customers to load the unutilized unit trains, subject to availability. We will receive a per-barrel fee on any volumes handled in excess of the customers maximum allowed volume. If a force majeure event occurs, a customer’s obligation to pay us may be suspended, in which case the length of the contract term will be extended by the same duration as the force majeure event. Each of the terminal services agreements with our Hardisty rail terminal customers has an initial contract term of five years. The initial terms of six of these agreements commenced between June 30, 2014 and August 1, 2014, and the initial term of the seventh agreement commenced on October 1, 2014.

San Antonio and West Colton Rail Terminal Services Agreements. We have entered into terminal services agreements with a subsidiary of an investment grade company for our San Antonio rail terminal and our West Colton rail terminal pursuant to which that customer pays us per gallon fees based on the amount of ethanol offloaded at the terminals. The San Antonio terminal services agreement will expire in August 2015, at which point the agreement will automatically renew for two subsequent three-year terms unless notice is provided by our customer. The current agreement entitles the customer to 100% of the terminal’s capacity, subject to our right to seek additional customers if minimum volume usage thresholds are not met. Our San Antonio rail terminal is located within five miles from San Antonio’s gasoline blending terminals and is the only ethanol rail terminal in a 20-mile radius. The West Colton terminal services agreement has been in place since July 2009 and is terminable at any time by either party. Our West Colton rail terminal is located less than one mile from gasoline blending terminals that supply the greater San Bernardino and Riverside County-Inland Empire region of Southern California and is the only ethanol rail terminal in a ten-mile radius. We are currently in the process of seeking permits to construct an approximately one-mile pipeline directly from our West Colton rail terminal to Kinder Morgan Energy Partners, L.P.’s gasoline blending terminals, which, if approved and constructed, may result in additional long-term volume commitments and cash flows.

Fleet Services Segment

We provide fleet services for a railcar fleet consisting of 3,799 railcars as of September 30, 2014, of which 880 railcars are in production or on order. We do not own any railcars. Affiliates of USD lease 3,096 of the railcars in our fleet from third parties. We directly lease 703 railcars from third parties. We have entered into master fleet services agreements with a number of customers for the use of the 703 railcars in our fleet, that we lease directly, on a take-or-pay basis for periods ranging from three to seven years. We have also entered into services agreements with the affiliates of USD for the provision of fleet services with respect to the 3,096 railcars which they lease from third parties. Under our master fleet services agreements with our customers and the services agreements with the affiliates of USD, we provide customers with railcar-specific fleet services associated with the transportation of crude oil, which may include, among other things, the provision of relevant administrative and billing services, the maintenance of railcars in accordance with standard industry practice and applicable law, the management and tracking of the movement of railcars, the regulatory and administrative reporting and compliance as required in connection with the movement of railcars, and the negotiation for and sourcing of railcars. We typically charge our customers, including the affiliates of USD, monthly fees per railcar that include a component for railcar use (in the case of our directly-leased railcar fleet) and a component for fleet services. Approximately 65% of our current railcar fleet is dedicated to customers of our terminals. The remaining 35% of the railcar fleet is dedicated to a customer of terminals belonging to subsidiaries previously sold by our Predecessor. As of September 30, 2014, our master fleet services agreements dedicated to customers of our Hardisty rail terminal had a weighted-average remaining life of approximately 6.7 years with an overall weighted-average life of 5.3 years if agreements dedicated to customers of previously sold terminals are included.

We also contract with railroads on behalf of some of our customers to arrange the movement of railcars from our Hardisty rail terminal to the destinations selected by our customers. We are the contracting party with the railroads for these shipments, and are responsible to the railroads for the related fees charged by the railroads, for which we are reimbursed by our customers. Both the fees charged by the railroads to us and the reimbursement of these fees by our customers are included in our combined statements of income and comprehensive income in the revenues and operating costs line items entitled “Freight and other reimbursables.”

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) volumes; (ii) Adjusted EBITDA and distributable cash flow; and (iii) operating and maintenance expenses. Adjusted EBITDA and distributable cash flow are non-GAAP measures and are defined below.

Volumes

The amount of Terminalling services revenue we generate depends on minimum customer commitments and volumes of crude oil and biofuels that we throughput at our rail terminals in excess of those minimum commitments. These volumes are primarily affected by the supply of and demand for crude oil, refined products and biofuels in the markets served directly or indirectly by our assets. Although our customers at our Hardisty rail terminal have committed to minimum volumes under their terminal services agreements with us that will generate the vast majority of our Terminalling services revenue, our results of operations will be impacted by:

•	our customers’ utilization of our terminals in excess of their minimum volume commitments;

•	our ability to identify and execute accretive acquisitions and organic expansion projects, and capture our customers’ incremental volumes; and

•	our ability to renew contracts with existing customers, enter into contracts with new customers, increase customer commitments and throughput volumes at our rail terminals and provide additional ancillary services at those terminals.

Adjusted EBITDA and Distributable Cash Flow

We define Adjusted EBITDA as net income attributable to our Predecessor before the following items: depreciation and amortization, interest and other income, interest and other expense, gains and losses associated with derivative instruments, foreign currency transaction gains and losses, unrecovered reimbursable freight costs, Canadian and other income and withholding taxes, non-cash compensation expense related to our equity compensation program, discontinued operations and adjustments related to deferred revenue associated with minimum volume commitments. Although we have not quantified distributable cash flow on a historical basis, we use distributable cash flow, which we define as Adjusted EBITDA less net cash interest paid, Canadian income and withholding taxes and maintenance capital expenditures, to analyze our performance. Distributable cash flow will not reflect changes in working capital balances. Adjusted EBITDA and distributable cash flow are non-GAAP, supplemental financial measures used by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	our operating performance as compared to those of other companies in the midstream sector, without regard to financing methods, historical cost basis or capital structure;

•	the ability of our assets to generate sufficient cash flow to make distributions to our partners;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

We believe that the presentation of Adjusted EBITDA in this report provides information useful to investors in assessing our financial condition and results of operations. We believe that Adjusted EBITDA and Distributable Cash Flow (“DCF”) information enhances an investor’s understanding of our business’ ability to generate cash for payment of distributions and other purposes. The GAAP measures most directly comparable to Adjusted EBITDA are net income attributable to our Predecessor and cash flow from operating activities. Adjusted EBITDA should not be considered an alternative to net income attributable to our Predecessor, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA excludes some, but not all, items that affect net income attributable to our Predecessor, and these measures may vary among other companies. As a result, Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table sets forth a reconciliation of Adjusted EBITDA and DCF to its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net cash flows provided by (used in) operating activities and income (loss) from continuing operations:
Net cash flows provided by operating activities	$(4,048)	$15,675	$(2,381)	$17,739
Add (deduct):
Discontinued operations	(183)	1,098	(152)	8,001
Depreciation of property and equipment	(1,083)	(125)	(1,337)	(376)
Gain associated with derivative instruments	1,375	—	573	—
Bad debt expense	(865)	—	(1,475)	—
Amortization of deferred financing costs	(220)	(327)	(877)	(975)
Accounts receivable and other assets	2,508	670	5,105	2,133
Accounts payable and accrued expenses	4,838	(12,246)	2,488	(12,021)
Deferred revenue and other liabilities	(3,684)	(4,417)	(8,545)	(8,105)

Net income (loss)	(1,362)	328	(6,601)	6,396
Add (deduct):
Interest expense, net	1,525	880	3,509	2,525
Depreciation of property and equipment	1,083	125	1,337	376
Provision for income taxes	61	5	85	22

EBITDA	1,307	1,338	(1,670)	9,319

Add (deduct):
Gain associated with derivative instruments	(1,375)	—	(573)	—
Foreign currency transaction loss	2,991	—	3,679	—
Unrecovered reimbursable freight costs(1)	865	—	1,475	—
Deferred revenue related to minimum commitment fees(2)	1,348	—	1,348	—
Discontinued operations	183	(1,098)	152	(8,001)

Adjusted EBITDA	5,319	240	4,411	1,318

Add (deduct):
Provision for income taxes	(61)	(5)	(85)	(22)
Cash interest expense	(1,261)	(551)	(2,396)	(1,560)
Maintenance capital expenditures	—	—	—	—

Distributable cash flow	$3,997	$(316)	$1,930	$(264)

(1)	Provision for bad debts associated with unrecovered reimbursable freight costs related to the initial delivery of railcars in support of the Hardisty Terminal.
(2)	Represents deferred revenue associated with minimum commitment fees in excess of throughput utilized, which fees are not refundable to the customers. See Note 6 to our condensed combined financial statements included in Part I, Item 1 of this report.

Operating and Maintenance Expenses

Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. Given that we will generate a vast majority of our Adjusted EBITDA and DCF from our newly constructed Hardisty rail terminal, which was completed on June 30, 2014, we do not expect to incur maintenance capital expenditures in the near term to maintain our assets and associated cash flow. We record our routine maintenance expense associated with our assets in operating costs. Our operating and maintenance expenses are comprised primarily of repairs and maintenance expenses, subcontracted rail expenses, utility costs, insurance premiums and related property taxes. In addition, our expenses also include the cost of leasing railcars from third-party railcar suppliers and the shipping fees charged by railroads, which costs are generally passed through to our customers. Our expenses generally remain relatively stable but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses.

General Trends and Outlook

We expect our business to continue to be affected by the key trends discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Results of Operations” in the IPO Prospectus. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

During the quarter ended September 30, 2014, throughput volumes at our Hardisty rail terminal were lower and we expect throughput volumes utilized by customers at our Hardisty rail terminal in the fourth quarter of 2014 to continue to be lower than our forecast, due to a one-time demand event resulting from a new crude oil pipeline servicing the area receiving initial line fill volumes, which is temporarily affecting local demand for uncommitted crude oil barrels by an estimated 4 million barrels and a supply event with an upgrader at one of the local production facilities due to unplanned maintenance. We expect these line fill activities to be completed in the short-term. While these lower anticipated throughput volumes are expected to increase deferred revenue and decrease terminalling services revenue from the Hardisty rail terminal in the fourth quarter of 2014, we do not expect them to impact our Adjusted EBITDA, distributable cash flow, or our ability to pay our minimum quarterly distribution during the quarter, since such deferred revenue does not affect our cash flow. Furthermore, any deferred revenue that we do not recognize in the fourth quarter of 2014 is expected to be recognized as revenue not later than the end of the second quarter 2015 in connection with the utilization or expiration of the associated make-up rights, but will not impact cash flow at such time. See Note 6 to our condensed combined financial statements included in Part I, Item 1 of this report.

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our Predecessor’s historical results of operations for the three and nine months ended September 30, 2013 and 2014 for the reasons described below.

Hardisty Operations

Our Predecessor’s historical results of operations include revenues and expenses related to (i) the construction of our Hardisty rail terminal, (ii) the operation of our San Antonio and West Colton rail terminals and (iii) our railcar fleet services throughout North America. Our Predecessor’s historical results of operations do not include revenues from the Hardisty rail terminal until the point it became operational on June 30, 2014. Costs incurred in the Predecessor periods through June 30, 2014 with respect to the Hardisty rail terminal are primarily related to pre-operational activities.

Selling, General and Administrative Costs

Our Predecessor’s historical results of operations include a $1.2 million management fee each year for the West Colton and San Antonio rail terminals. In addition, our historical selling, general and administrative costs include certain expenses allocated by our sponsor for corporate costs including insurance, professional fees, facilities, information services, human resources and other support departments, as well as direct expenses. These allocated expenses were charged or allocated to us primarily on the basis of direct usage when identifiable, with the remainder allocated evenly across the number of operating subsidiaries or allocated based on budgeted volumes or projected revenues. Following the closing of the Offering, our sponsor will charge us for the management and operation of our assets, including an annual fee of approximately $2.5 million for the provision of various centralized administrative services and allocated general and administrative costs and expenses incurred by them on our behalf.

We expect to incur approximately $6.1 million in total equity-based compensation expense associated with Class A units granted to certain executive officers and other key employees of our general partner, recognizing expense related to each Class A Vesting Tranche ratably over its requisite service period. The total equity based compensation expense is based upon the assumptions more fully described in our IPO Prospectus under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Equity-Based Awards.” We also expect to incur additional general and administrative expenses annually as a result of being a publicly traded partnership, consisting of costs associated with SEC reporting requirements, tax return and Schedule K-1 preparation and distribution, independent auditor fees, investor relations activities, Sarbanes-Oxley Act compliance, stock exchange listing, registrar and transfer agent fees, incremental director and officer liability insurance and director compensation. These additional general and administrative expenses are not reflected in our historical financial statements for periods prior to the completion of the Offering.

Canadian Income and Withholding Tax Expense

Prior to the Offering, we were included in our sponsor’s consolidated U.S. federal income tax return, in which we were treated as an entity disregarded as separate from our sponsor for income tax purposes. Subsequent to the closing of the Offering, we are treated as a partnership for U.S. federal income tax purposes, with each partner being separately taxed on its share of taxable income; therefore, there is no U.S. federal income tax expense reflected in our condensed combined financial statements. However, our Hardisty rail terminal is subject to Canadian income and withholding taxes that result from taxable and cash flow distributions of income generated by our Canadian operations and certain distributions from our Canadian subsidiaries. We anticipate paying income taxes on our Canadian income at a rate of 25% and will be required to pay withholding taxes on cash distributed to us from our Canadian subsidiaries at a rate of 5%. We initially do not anticipate paying withholding taxes as we intend to use cash flows generated in Canada to repay our $100.0 million term loan (borrowed in Canadian dollars).

Financing

Historically, our operations were financed by cash generated from operations and intercompany loans from our Sponsor. On October 15, 2014, in connection with the closing of the Offering, we entered into a new five-year, $300.0 million senior secured credit agreement (the “Credit Agreement”) comprised of a $100.0 million term loan (borrowed in Canadian dollars and maturing on July 14, 2019) and $200.0 million revolving credit facility (maturing on October 15, 2019), which can be expanded to $300.0 million proportionately as the term loan principal is reduced. The revolving credit facility can be expanded further by $100.0 million, subject to receipt of additional lender commitments. The revolving credit facility remains undrawn as of November 21, 2014. Please read “Liquidity and Capital Resources.”

We anticipate using our cash flows generated in Canada initially to repay borrowings under our term loan and anticipate making equivalent borrowings under our revolving credit facility to fund distributions to our unitholders. Following repayment of the term loan and absent the incurrence of additional Canadian debt, we anticipate distributing Canadian cash flows to partially fund distributions to our unitholders which could be subject to Canadian witholding taxes.

Cash Distributions

We intend to make minimum quarterly distributions of $0.2875 per common unit ($1.15 per unit on an annualized basis) to the extent we have sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. We expect to pay distributions within 60 days after the end of each quarter, beginning with a prorated distribution for the period after the closing of the Offering through December 31, 2014, to unitholders of record on the applicable record date.

Results of Operations

The following table sets forth our results of operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Terminalling services	$9,187	$1,647	$12,635	$5,338
Railroad incentives	577	—	577	—
Fleet leases	2,189	2,400	6,785	10,946
Fleet services	703	910	1,659	1,285
Freight and other reimbursables	330	176	2,251	944

Total revenues	12,986	5,133	23,907	18,513

Operating costs:
Subcontracted rail services(1)	2,486	474	4,595	1,418
Pipeline fees	1,660	—	1,660	—
Fleet leases	2,189	2,400	6,785	10,946
Freight and other reimbursables	330	176	2,251	944
Selling, general & administrative	3,215	1,843	7,028	3,887
Depreciation	1,083	125	1,337	376

Total operating costs	10,963	5,018	23,656	17,571

Operating income	2,023	115	251	942
Interest expense, net	1,525	880	3,509	2,525
Gain associated with derivative instruments	(1,375)	—	(573)	—
Foreign currency transaction loss	2,991	—	3,679	—

Loss from continuing operations before provision for income taxes	(1,118)	(765)	(6,364)	(1,583)
Provision for income taxes	61	5	85	22

Loss from continuing operations	(1,179)	(770)	(6,449)	(1,605)

Average daily terminal throughput (bpd)	66,520	14,719	31,573	14,608

(1)	Represents costs incurred for the offloading of railcars at the West Colton and San Antonio rail terminals by independent contractors pursuant to offloading service agreements. We pay a fixed, monthly fee under these agreements and an additional rate for each hour in excess of a monthly threshold.

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenues

Total revenues increased $7.9 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to (i) an increase in Terminalling services revenue of $7.6 million, (ii) an increase in Railroad incentives of $0.6 million, and (iii) an increase in Freight and other reimbursables revenue of $0.1 million, partially offset by decreases of $0.2 million each in Fleet services and Fleet leases revenues.

Terminalling Services Segment

Terminalling services segment revenue increased $8.1 million, primarily due to an increase in average daily terminal throughput volumes of 51,801 bpd from 14,719 bpd for the three months ended September 30, 2013 to 66,520 bpd for the three months ended September 30, 2014 primarily due to the commencement of operations at the Hardisty terminal on June 30, 2014.

Terminalling services segment revenue for the three months ended September 30, 2014 excludes $1.8 million in deferred revenues recorded as a liability in connection with minimum commitment fees paid by customers at our Hardisty terminal in excess of actual throughput volumes utilized. These deferred revenues are subject to make-up rights, which can be utilized by our customers for a six-month period to offset throughput volumes in excess of minimum volume commitments in future periods. See Note 6 to our condensed combined financial statements included in Part I, Item 1 of this report.

Fleet Services Segment

Fleet services segment revenue decreased $0.3 million due to decreases of $0.2 million, each in Fleet services and Fleet leases revenues, partially offset by a $0.1 million increase in Freight and other reimbursables.

Fleet leases. Fleet leases revenue decreased $0.2 million, primarily due to a decrease in railcar lease payments from customers, which correspond with our obligations to make rental payments to the owners of the railcars.

Fleet services. Fleet services revenue decreased $0.2 million primarily due to a decrease in railcar lease payments primarily due to a decrease in railcar service activities.

Freight and other reimbursables. Freight and other reimbursables revenues increased $0.1 million, primarily due to an increase in customer reimbursement of railroad freight fees incurred in connection with an increase in the number of railcars and shipments which we arranged for our customers, primarily in connection with the start-up of our Hardisty rail terminal. Freight and other reimbursables revenues were exactly offset by freight and other reimbursables costs payable to the railroads USD.

Operating Costs

Total operating costs increased $6.0 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Terminalling Services Segment

Terminalling services segment operating costs increased $5.7 million, primarily due to (i) an increase of $1.7 million in Pipeline fees, (ii) an increase of $2.0 million in Subcontracted rail services costs, (iii) an increase of $1.0 million in Selling, general and administrative expenses, and (iv) an increase of $1.0 million in depreciation expense.

Subcontracted rail services. Subcontracted rail services costs increased $2.0 million, from $0.5 million for the three months ended September 30, 2013 to $2.5 million for the three months ended September 30, 2014, primarily due to the commencement of operations at the Hardisty terminal on June 30, 2014.

Pipeline fees. Pipeline fees increased $1.7 million, from $0 for the three months ended September 30, 2013 to $1.7 million for the three months ended September 30, 2014, primarily due to commencement of operations at the Hardisty terminal on June 30, 2014.

Selling, general and administrative. Selling, general and administrative expenses for our Terminalling services segment increased $1.0 million, from $1.0 million for the three months ended September 30, 2013 to $2.0 million for the three months ended September 30, 2014, primarily due the commencement of operations at the Hardisty terminal on June 30, 2014.

Depreciation. Depreciation expense increased $1.0 million, from $0.1 million for the three months ended September 30, 2013 to $1.1 million for the three months ended September 30, 2014, primarily due to the commencement of operations at the Hardisty terminal on June 30, 2014.

Fleet Services Segment

Fleet services segment operating costs increased $0.3 million, primarily due to (i) an increase of $0.4 million in Selling, general and administrative expenses, and (ii) an increase of $0.1 million in Freight and other reimbursables costs, partially offset by a decrease of $0.2 million in Fleet leases costs.

Fleet leases costs. Fleet leases costs decreased $0.2 million from $2.4 million for the three months ended September 30, 2013 to $2.2 million for the three months ended September 30, 2014, primarily due to decrease in railcar lease payments from customers, which correspond with our obligations to make rental payments to the owners of the railcars.

Freight and other reimbursables costs. Freight and other reimbursables increased $0.1 million from $0.2 million for the three months ended September 30, 2013 to $0.3 million for the three months ended September 30, 2014, primarily due to an increase in railroad freight costs payable by us for arranging the shipment of railcars on behalf of our customers, which were exactly offset and reimbursed by our customers and reflected in Freight and other reimbursables revenue.

Selling, general and administrative. Selling, general and administrative expenses for our Fleet services segment increased $0.4 million, from $0.8 million for the three months ended September 30, 2013 to $1.2 million for the three months ended September 30, 2014, primarily due to the provision for bad debts associated with the aging of certain reimbursable freight costs related to a portion of the new rail car fleet. We expect to incur approximately $1.7 million of additional costs associated with unrecovered reimbursable freight related to the initial delivery of railcars in support of the Hardisty terminal over the next nine months. While these costs could reduce reported net income from our Hardisty rail terminal, we do not expect them to impact our Adjusted EBITDA, distributable cash flow, or our ability to pay our minimum quarterly distribution.

Depreciation. Our Fleet services segment did not record any depreciation expense for either the three months ended September 30, 2014 or the three months ended September 30, 2013.

Other Expenses

Terminalling Services Segment

Interest expense. Interest expense for our Terminalling services segment increased $0.6 million from $0.9 million for the three months ended September 30, 2013 to $1.5 million for the three months ended September 30, 2014. The increase was primarily due to the newly incurred interest on Canadian debt as well as amortization of deferred finance costs associated with an amendment to the existing credit facility in late 2013.

Gain on derivative contracts. Our Terminalling services segment recognized a gain on derivative contracts of $1.4 million for the three months ended September 30, 2014 and did not recognize any gain or loss on derivative contracts for the three months ended September 30, 2013. The gain on derivative contracts was due to our newly implemented use of foreign currency derivative instruments to hedge exposure to foreign currency fluctuations associated with our Canadian operations.

Foreign currency transaction loss. Our Terminalling services segment recognized a foreign currency transaction loss of $3.0 million for the three months ended September 30, 2014 and did not recognize any gain or loss related to foreign currency transactions for the three months ended September 30, 2013. The foreign currency transaction loss was due to foreign exchange transaction costs incurred in connection with the Hardisty rail terminal.

Provision for income taxes. Provision for income taxes for our Terminalling services segment remained flat for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Fleet Services Segment

Interest expense. Our Fleet services segment did not record any interest expense for either the three months ended September 30, 2014 or the three months ended September 30, 2013.

Gain on derivative contracts. Our Fleet services segment has not entered into any derivative contract and did not record any gain on derivative contracts for either the three months ended September 30, 2014 or the three months ended September 30, 2013.

Foreign currency transaction loss. Foreign currency transaction loss for our Fleet services segment remained flat at $0 for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Provision for income taxes. Provision for income taxes for our Fleet services segment increased to $61 thousand for the three months ended September 30, 2014 compared to $0 for the three months ended September 30, 2013, primarily due to the provision for state franchise taxes.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Revenues

Total combined revenues increased $5.4 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to (i) an increase in Terminalling services revenue of $7.3 million, (ii) an increase in Railroad incentives of $0.6 million, (iii) an increase in Freight and other reimbursables revenue of $1.3 million, and (iv) an increase in Fleet services revenue of $0.4 million, partially offset by a decrease in Fleet leases revenue of $4.2 million.

Terminalling Services Segment

Terminalling services segment revenue increased $7.9 million, primarily due to an increase in average daily terminal throughput volumes of 16,965 bpd from 14,608 bpd for the nine months ended September 30, 2013 to 31,573 bpd for the nine months ended September 30, 2014 primarily due to the commencement of operations at the Hardisty terminal on June 30, 2014.

Terminalling services segment revenue for the nine months ended September 30, 2014 excludes $1.8 million in deferred revenues recorded as a liability in connection with minimum commitment fees paid by customers at our Hardisty terminal in excess of actual throughput volumes utilized. These deferred revenues are subject to make-up rights, which can be utilized by our customers for a six-month period to offset throughput volumes in excess of minimum volume commitments in future periods. See Note 6 to our condensed combined financial statements included in Part I, Item 1 of this report.

Fleet Services Segment

Revenues from our Fleet services segment decreased $2.5 million in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The decrease was due to a $4.2 million decrease in Fleet leases revenue which was partially offset by a $1.3 million increase in Freight and other reimbursables revenue and a $0.4 million increase in Fleet services revenue.

Fleet leases. Fleet leases revenue decreased $4.2 million primarily due to a decrease in railcar lease payments from customers, which payments, together with our obligations to make rental payments to the owners of the railcars, were assigned to an affiliate of USD. The assignment of these lease payments does not impact our Adjusted EBITDA and cash available for distribution or net income as these lease payments were historically offset by our rental payments to the owners of the railcars.

Fleet services. Fleet services revenue increased $0.4 million primarily due to an increase in railcar services provided to an affiliate of USD.

Freight and other reimbursables. Freight and other reimbursables revenues increased $1.3 million primarily due to an increase in customer reimbursement of railroad freight fees incurred in connection with an increase in the number of railcars and shipments which we arranged for our customers, primarily in connection with the start-up of our Hardisty rail terminal. Freight and other reimbursables revenues were exactly offset by freight and other reimbursables costs payable to the railroads USD. Please read “—How We Generate Revenue—Fleet Services Segment” for a discussion of how we lease and provide railcar management fleet services.

Operating Costs

Total operating costs increased $6.1 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Terminalling Services Segment

Terminalling services segment operating costs increased $7.6 million, primarily due to (i) an increase of $3.2 million in Subcontracted rail services costs, (ii) an increase of $1.7 million in Pipeline fees, (iii) an increase of $1.8 million in Selling, general and administrative expense, and (iv) an increase of $0.9 million in depreciation expense.

Subcontracted rail services. Subcontracted rail services costs increased $3.2 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to additional costs incurred in Canada related to new activity at the Hardisty terminal.

Pipeline fees. Pipeline fees increased $1.7 million, from $0 for the nine months ended September 30, 2013 to $1.7 million for the nine months ended September 30, 2014, primarily due to the commencement of operations at the Hardisty terminal on June 30, 2014.

Selling, general and administrative. Selling, general and administrative expenses for our Terminalling services segment increased $1.8 million from $3.0 million in the nine months ended September 30, 2013 to $4.8 million in the nine months ended September 30, 2014. The increase was primarily due to the commencement of operations at the Hardisty terminal on June 30, 2014.

Depreciation. Depreciation expense increased $0.9 million, from $0.4 million for the nine months ended September 30, 2013 to $1.3 million for the nine months ended September 30, 2014, primarily due to the commencement of operations at the Hardisty terminal on June 30, 2014.

Fleet Services Segment

Fleet services segment operating costs decreased $1.4 million, primarily due to a decrease of $4.1 million Fleet leases costs which was partially offset by an increase of $1.3 million in Selling, general and administrative expenses and an increase of $1.4 million in Freight and other reimbursables costs.

Fleet leases costs. Fleet leases costs decreased $4.1 million, from $10.9 million in the nine months ended September 30, 2013, to $6.8 million in the nine months ended September 30, 2014, primarily due to (i) the assignment of railcar leases to an affiliate of USD and (ii) the assignment of railcar leases associated with the sale of five subsidiaries of USD to a third party in December 2012.

Freight and other reimbursables costs. Freight and other reimbursables costs increased $1.4 million from $0.9 million in the nine months ended September 30, 2013, to $2.3 million in the nine months ended September 30, 2014, primarily due to an increase in railroad freight costs payable by us for arranging the shipment of railcars on behalf of our customers, which costs were exactly offset and reimbursed by our customers and reflected in Freight and other reimbursables revenues.

Selling, general and administrative. Selling, general and administrative expenses for our Fleet services segment increased $1.3 million from $0.9 million in the nine months ended September 30, 2013 to $2.2 million in the nine months ended September 30, 2014, primarily due to the provision for bad debts associated with the aging of certain reimbursable freight costs related to a portion of the new rail car fleet. We expect to incur approximately $1.7 million of additional costs associated with unrecovered reimbursable freight related to the initial delivery of railcars in support of the Hardisty terminal over the next nine months. While these costs could reduce reported net income from our Hardisty rail terminal, we do not expect them to impact our Adjusted EBITDA, distributable cash flow, or our ability to pay our minimum quarterly distribution.

Depreciation. Our Fleet services segment did not record depreciation expense for either the nine months ended September 30, 2014 or the nine months ended September 30, 2013.

Other Expenses

Terminalling Services Segment

Interest expense, net. Interest expense for our Terminalling services segment increased $1.0 million from $2.5 million in the nine months ended September 30, 2013 to $3.5 million in the nine months ended September 30, 2014, primarily due to the newly incurred interest on Canadian debt as well as amortization of deferred finance costs associated with an amendment to the existing credit facility in late 2013.

Gain on derivative contracts. Our Terminalling services segment recognized a gain on derivative contracts of $0.6 million for the nine months ended September 30, 2014 and did not recognize any gain or loss on derivative contracts for the nine months ended September 30, 2013. The gain on derivative contracts was due to our newly implemented use of foreign currency derivative instruments to hedge exposure to foreign currency fluctuations associated with our Canadian operations.

Foreign currency transaction loss. Our Terminalling services segment recognized a foreign currency transaction loss of $3.7 million for the nine months ended September 30, 2014 and did not recognize any gain or loss related to foreign currency transactions for the nine months ended September 30, 2013. The foreign currency transaction loss was due to foreign exchange transaction costs incurred in connection with the Hardisty rail terminal.

Provision for income taxes. Provision for income taxes for our Terminalling services segment remained flat for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Fleet Services Segment

Interest expense. Our Fleet services segment did not record any interest expense for either the nine months ended September 30, 2014 or the nine months ended September 30, 2013.

Gain on derivative contracts. Our Fleet services segment has not entered into any derivative contract did not record any gain on derivative contracts for either the nine months ended September 30, 2014 or the nine months ended September 30, 2013.

Foreign currency transaction loss. Foreign currency transaction loss for our Fleet services segment remained flat at $0 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Provision for income taxes. Provision for income taxes for our Fleet services segment increased to $85 thousand for the nine months ended September 30, 2014 compared to $0 for the nine months ended September 30, 2013, primarily due to the provision for state franchise taxes.

Segment Adjusted EBITDA

Our chief operating decision maker, or CODM, regularly reviews financial information about both segments in deciding how to allocate resources and evaluate performance. Our CODM assesses segment performance based on income (loss) from continuing operations before interest expense, other expense, net, taxes, depreciation and amortization (Segment Adjusted EBITDA). See Note 10 to our Predecessor’s condensed combined financial statements for a reconciliation of Segment Adjusted EBITDA to loss from continuing operations for the three and nine months ended September 30, 2014 and 2013 included in Part I, Item 1 of this report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited) (in thousands)

Terminalling services	$4,939	$112	$3,555	$953
Fleet services	380	128	856	365

	$5,319	$240	$4,411	$1.318

Terminalling Services Segment

Segment Adjusted EBITDA from our Terminalling services segment increased $4.8 million from $0.1 million in the three months ended September 30, 2013 to $4.9 million in the three months ended September 30, 2014. The increase was due to an increase in revenues of $10.0 million offset by (i) an increase in Subcontracted rail services of $2.0 million, (ii) an increase in Pipeline fees of $2.1 million, and (iii) an increase in Selling, general and administrative of $1.1 million due to the commencement of operations at the Hardisty terminal on June 30, 2014.

Segment Adjusted EBITDA from our Terminalling services segment increased $2.6 million from $1.0 million in the nine months ended September 30, 2013 to $3.6 million in the nine months ended September 30, 2014. The increase was due to an increase in revenues of $9.7 million offset by (i) an increase in Subcontracted rail services of $3.2 million, (ii) an increase in Pipeline fees of $2.1 million, and (iii) an increase in Selling, general and administrative of $1.8 million due to the commencement of operations at the Hardisty terminal on June 30, 2014.

Fleet Services Segment

Segment Adjusted EBITDA from our Fleet services segment increased $0.3 million from $0.1 million in the three months ended September 30, 2013 to $0.4 million in the three months ended September 30, 2014 primarily due to a decrease in selling, general and administrative expenses.

Segment Adjusted EBITDA from our Fleet services segment increased $0.5 million from $0.4 million in the nine months ended September 30, 2013 to $0.9 million in the nine months ended September 30, 2014 primarily due to improved fleet service fee margins.

Discontinued Operations

On December 12, 2012, USD sold all of its membership interests in five of its subsidiaries included in our predecessor’s Terminalling services segment to a large energy transportation, terminalling and pipeline company. The sales price of the subsidiaries was $502.6 million, net of working capital adjustments. USD used a portion of these proceeds to pay down bank debt and for distributions to its members. For the years ended December 31, 2013 and 2012, our predecessor had recorded $7.3 million and $394.3 million, respectively, as gain on sale of discontinued operations. A sixth subsidiary also included in our predecessor’s Terminalling services segment ceased operations. Income from these discontinued operations decreased $64.3 million from $65.2 million for the year ended December 31, 2012 to $0.9 million for the year ended December 31, 2013.

Income from discontinued operations decreased $0.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to the provision for bad debts associated with the aging of certain receivables related to a discontinued operation.

Income from discontinued operations decreased $0.9 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the provision for bad debts associated with the aging of certain receivables related to a discontinued operation.

Liquidity and Capital Resources

Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time and the costs to construct new assets, and to service our debt. Historically, our operations were financed by cash generated from operations, borrowings under our credit facility and intercompany loans from our sponsor.

In connection with the Offering, we refinanced the current portion of our existing indebtedness in order to eliminate our current working capital deficit. We expect our ongoing sources of liquidity following the Offering to include cash generated from operations, borrowings under our new revolving credit facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and to make quarterly cash distributions. In addition, we retained a significant portion of the proceeds from the Offering as cash on our balance sheet to fund potential future growth initiatives and general partnership purposes. We do not expect the absence of cash flows from discontinued operations to have any impact on our future liquidity or capital resources.

Energy Capital Partners must approve any additional issuances of equity by us, which determinations may be made free of any duty to us or our unitholders, and members of our general partner’s board of directors appointed by Energy Capital Partners must approve the incurrence by or refinancing of our indebtedness outside of the ordinary course of business.

USD is the borrower under a $150.0 million revolving credit facility with Bank of Oklahoma, as administrative agent, and a syndicate of lenders. In connection with the Offering, USD negotiated an amendment to this credit facility in connection with the Partnership’s new senior secured credit agreement. The USD credit facility was fully repaid in connection with the Offering and the consummation of the Partnership’s new senior secured credit agreement.

Cash Flows

The following table and discussion presents a summary of our Predecessor’s combined net cash provided by operating activities, investing activities and financing activities for the periods indicated.

	Nine Months Ended September 30,
	2014	2013
	(in thousands) (unaudited)
Net cash provided by (used in):
Operating activities	$(2,381)	$17,739
Investing activities	(33,587)	(32,242)
Financing activities	31,047	22,501
Discontinued operations	26,200	662
Effect of exchange rates on cash	725	185

Net increase in cash and cash equivalents	$22,004	$8,845

Operating Activities

Net cash provided by operating activities decreased by $20.1 million from $17.7 million for the nine months ended September 30, 2013 to $(2.4) million in the nine months ended September 30, 2014. The decrease was primarily due to a decrease with respect to net changes in working capital and a decrease in net income.

Investing Activities

Net cash used in investing activities increased by $1.4 million from $32.2 million for the nine months ended September 30, 2013 to $33.6 million for the nine months ended September 30, 2014. The increase was primarily due to capital expenditures made in association with the development of the Hardisty rail terminal.

Financing Activities

Net cash provided by financing activities increased by $8.5 million from $22.5 million for the nine months ended September 30, 2013 to $31.0 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in contributions from parent, partially offset by an increase in payments for deferred financing costs.

Capital Requirements

Our historical capital expenditures have primarily consisted of the costs to construct our assets. Our operations are expected to require investments to expand, upgrade or enhance existing operations and to meet environmental and operational regulations.

Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital or investment capital expenditures.

•

Expansion capital expenditures are cash expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long-term. Examples of expansion capital expenditures include the acquisition of terminals, rail lines and railcars or other complementary midstream assets from USD or third parties and the construction or development of new terminals or additional capacity at our existing rail terminals to the extent such capital expenditures are expected to expand our operating capacity or operating income. Expansion capital expenditures include interest payments (and related fees) on debt incurred to finance all or a portion of expansion capital expenditures in respect of the period from the date that we enter into a binding obligation to commence the construction, development, replacement, improvement or expansion of a capital asset and ending on the earlier to occur of the date that such capital improvement commences commercial service and the date that such capital improvement is disposed of or abandoned.

•	Maintenance capital expenditures are cash expenditures made to maintain, over the long term, our operating capacity or operating income. Examples of maintenance capital expenditures are expenditures to repair and refurbish our terminals.

•	Investment capital expenditures are those capital expenditures that are neither maintenance capital expenditures nor expansion capital expenditures. Investment capital expenditures will largely consist of capital expenditures made for investment purposes. Examples of investment capital expenditures include traditional capital expenditures for investment purposes, such as purchases of securities, as well as other capital expenditures that might be made in lieu of such traditional investment capital expenditures, such as the acquisition of a capital asset for investment purposes or development of facilities that are in excess of the maintenance of our existing operating capacity or operating income, but that are not expected to expand our operating capacity or operating income over the long term.

Our historical accounting records did not differentiate between expansion, maintenance and investment capital expenditures. We did not incur any maintenance capital expenditures during the nine months ended September 30, 2014. Based on the nature of our operations, our assets typically require minimal to no maintenance capital expenditures. We record our routine maintenance expenses associated with our assets in Other operating costs. Our total growth capital expenditures for the nine months ended September 30, 2014 were $33.1 million and were primarily in connection with the construction of our Hardisty rail terminal. We currently have not included any potential future acquisitions in our budgeted capital expenditures. We expect to fund future capital expenditures from cash on our balance sheet, cash flow generated from our operations, borrowings under our revolving credit facility, the issuance of additional partnership units or debt offerings.

Distributions

We intend to pay a minimum quarterly distribution of $0.2875 per unit per quarter, which equates to $6.1 million per quarter, or $24.6 million per year, based on the number of common, Class A, subordinated and general partner units outstanding as of November 21, 2014. We do not have a legal obligation to distribute any particular amount per unit. Additionally, members of our general partner’s board of directors appointed by Energy Capital Partners, if any, must approve any distributions made by us.

Credit Agreement

On October 15, 2014, in connection with the closing of the Offering, the Partnership and its indirect subsidiary USD Terminals Canada ULC (“Terminals Canada”), as borrowers, entered into a new five-year, $300.0 million senior secured credit agreement (the “Credit Agreement”) comprised of a $200.0 million revolving credit facility (maturing on October 15, 2019) and a $100.0 million term loan (borrowed in Canadian dollars and maturing on July 14, 2019) with Citibank, N.A., as administrative agent, and a syndicate of lenders.

The revolving credit facility and issuances of letters of credit thereunder are available for working capital and general corporate purposes to the extent not in contravention of any law or loan document. As the term loan is paid off, availability equal to the amount of the term loan pay-down will be transferred from the term loan to the revolving credit facility automatically, ultimately increasing availability on the revolving credit facility to $300.0 million once the term loan is fully repaid. In addition, the Partnership also has the ability to increase the maximum amount of the revolving credit facility, to a total facility size of $400.0 million (completed in minimum incremental increases of $25.0 million), subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain specified conditions. The revolving credit facility includes an aggregate $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swing line loans. Obligations under the revolving credit facility are guaranteed by the Partnership’s restricted subsidiaries, and are secured by a first-priority lien on the Partnership’s assets and those of the Partnership’s restricted subsidiaries other than certain excluded property.

The term loan is not subject to any scheduled amortization. Mandatory prepayments of the term loan are required from certain non-ordinary course asset sales subject to customary exceptions and reinvestment rights.

Borrowings under the Credit Agreement for revolving loans bear interest at either a base rate and Canadian prime rate, as applicable, plus an applicable rate ranging from 1.25% to 2.25%, or at the London Interbank Offered Rate (LIBOR) or the Canadian Dollar Offered Rate (CDOR), as applicable, plus an applicable rate ranging from 2.25% to 3.25%. Borrowings under the term loan bear interest at either the base rate and Canadian prime rate, as applicable, plus an applicable rate ranging from 1.35% to 2.35% or at LIBOR or CDOR, as applicable, plus an applicable rate ranging from 2.35% to 3.35%. The applicable rate, as well as a commitment fee on the revolving credit facility, ranging from 0.375% per annum to 0.50% per annum on unused commitments, varies based upon the Partnership’s Consolidated Net Leverage Ratio (as defined in the Credit Agreement).

The term loan was used to fund a distribution to USD Group in connection with the Offering and is guaranteed by USD Group. The guaranty by USD Group includes a covenant that USD Group maintain a net worth (as further specified in the Parent Guaranty (as defined in the Credit Agreement)) greater than the outstanding amount of the term loan and if such covenant is breached for ninety (90) continuous days and is not cured with a certain amount of time, the interest rate on the term loan shall be increased by an additional 1% per annum.

The Credit Agreement contains affirmative and negative covenants that, among other things, limit or restrict the Partnership’s ability and the ability of its restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, engage in materially different business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets, enter into burdensome agreements or enter into transactions with affiliates on terms that are not arm’s length, in each case, subject to certain exceptions.

Additionally, the Partnership is required to maintain the following financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, on an annualized basis) beginning with the period ending December 31, 2014:

•	Consolidated Interest Coverage Ratio (as defined in the Credit Agreement), of at least 2.50 to 1.00;

•	Consolidated Leverage Ratio (as defined in the Credit Agreement) of not greater than 4.50 to 1.00 (or 5.00 to 1.00 at any time after the Partnership has issued at least $150.0 million of unsecured notes consistent with certain other related conditions contained in the loan documents) and in addition and without prejudice to the parenthetical above, upon the consummation of a Specified Acquisition (as defined in the Credit Agreement), for the fiscal quarter in which the Specified Acquisition is consummated and for two fiscal quarters immediately following such fiscal quarter (the “Specified Acquisition Period”), if elected by the Partnership by written notice timely given to the Administrative Agent, the maximum permitted ratio shall be increased by 0.50 to 1.00 above the otherwise applicable level; and

•	after the Partnership has issued at least $150.0 million of unsecured notes and met certain other related conditions in the loan documents, Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.50 to 1.00 (or 4.00 to 1.00 during a Specified Acquisition Period).

The Credit Agreement generally prohibits the Partnership from making cash distributions (subject to certain exceptions) except so long as no default exists or would be caused thereby, the Partnership may make cash distributions to unitholders up to the amount of the Partnership’s Available Cash (as defined in the Partnership’s partnership agreement).

The Credit Agreement contains events of default, including, but not limited to (and subject to grace periods in certain circumstances), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant that does not have certain materiality qualifiers contained in the Credit Agreement or related loan documents, any representation, warranty or certification made or deemed made in the agreements or related loan documents being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in the ownership or control of the

Partnership, General Partner or Terminals Canada, as applicable, entry of material judgments or orders, certain ERISA events, certain environmental liabilities, the invalidity of the loan documents or the admission of being unable to pay debts as they are due. Upon the occurrence and during the continuation of an event of default under the agreements, the administrative agent and/or lenders, as applicable, may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against the Partnership, the other loan parties and the collateral as may be available to the lenders under the Credit Agreement and related loan documents or applicable law.

Credit Risk

Our exposure to credit risk may be affected by the concentration of customers due to changes in economic or other conditions. Customers include commercial and industrial enterprises that may react differently to changing conditions. We believe that our credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for amounts that may be uncollectible in the future.

Off Balance Sheet Arrangements

In the normal course of business, we are a party to off-balance sheet arrangements relating to various operating leases and railcar lease agreements, whereby we have agreed to assign payment and obligations to affiliates of USD that are not consolidated with us. We have also entered into agreements to provide administrative services to these special purpose entities for fixed servicing fees and reimbursement of out-of-pocket expenses. The purpose of these transactions is to remove the risk of non-payment by our railcar lessees from negatively impacting our financial condition and results of operations. For more information on these special purpose entities see the discussion of our relationship with the variable interest entities described in Note 7 to our Predecessor’s condensed combined financial statements for nine months ended September 30, 2014 and 2013 included elsewhere in this report. Liabilities related to these arrangements are generally not reflected in our combined balance sheets and, we do not expect any material impact on our cash flows, results of operations or financial condition as a result from these off-balance sheet arrangements.

Related party sales to the special purpose entities were $0.4 million and $0.5 million during the three months ended September 30, 2014 and 2013, respectively, and were $1.1 million and $0.7 during the nine months ended September 30, 2014 and 2013, respectively. These sales are recorded in Fleet services—related party on the accompanying combined statements of income and comprehensive income (loss).

Related party deferred revenues from the special purpose entities were $2.2 million and $1.0 million as of September 30, 2014 and December 31, 2013, respectively. These revenues are recorded in Deferred revenue—related party on the accompanying condensed combined balance sheets.

Critical Accounting Policies and Estimates

As of September 30, 2014, there have been no significant changes to our critical accounting policies and estimates as disclosed in our IPO Prospectus.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the crude oil, biofuels or related products that we handle at our facilities. We do not intend to hedge the minimal exposure to risks associated with the fluctuating commodity prices.

Interest Rate Risk

The Credit Agreement contains a variable interest rate that exposes us to volatility in interest rates. The credit markets have recently experienced historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will tighten further, resulting in higher interest rates to counter possible inflation. Interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly. We may use derivative instruments to hedge our exposure to variable interest rates in the future.

Foreign Currency Risk

Our cash flow related to our Hardisty rail terminal is reported in the U.S. dollar equivalent of such amounts received in Canadian dollars. Monetary assets and liabilities of our Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the average exchange rate during the reporting period.

In addition, currency exchange rate fluctuations could have an adverse effect on our results of operations.

A substantial majority of the cash flows from our assets are generated in Canadian dollars, but we intend to make distributions to our unitholders in U.S. dollars. As such, a portion of our distributable cash flow will be subject to currency exchange rate fluctuations between U.S. dollars and Canadian dollars.

We use certain financial instruments to minimize the impact of changes in currency exchange rates, including options, swaps and forward contracts. In May 2014 we entered into a collar using put and call options with a notional value of $37.2 million as of the time of execution. These put and call options pertain to the three months ending December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. The collar was executed to secure $37.2 million Canadian dollars at an exchange rate range of between 0.91 and 0.93 United States dollars to 1.00 Canadian dollar.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. We do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or statements of cash flows. We are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 1A. Risk Factors.

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under “Risk Factors” in our IPO Prospectus. No material changes to such risk factors have occurred during the three months ended September 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On October 8, 2014, our registration statement on Form S-1 (File No. 333-198500), as amended, that we filed with the SEC relating to our initial public offering, or the Offering, was declared effective. Our registration statement registered 10,213,545 common units (including 1,093,545 common units issuable pursuant to the underwriters’ option to purchase additional common units). Citigroup Global Markets Inc. and Barclays Capital Inc. served as representatives of the several underwriters for the Offering. Upon the closing of the Offering on October 15, 2014, we sold 9,120,000 common units. These common units were sold at a price to the public of $17.00 per common unit, resulting in total gross proceeds from the Offering of $155,040,000. Net proceeds from the Offering were $144,962,400, after deducting $9,108,600 of underwriting discounts, $969,000 of structuring fees and estimated offering expenses. The proceeds of the Offering were used, together with the proceeds from borrowings of $100.0 million under our new term loan facility, as follows:

•	to make a cash distribution to USD Group LLC of $99.2 million and to reimburse USD Group LLC for $7.5 million of estimated fees and expenses related to the Offering;

•	to repay $97.8 million of indebtedness under USD’s current credit facility; and

•	to pay $3.7 million of fees and costs in connection with our new senior secured credit agreement.

The remaining $36.8 million of proceeds was retained by us for general partnership purposes, including potentially to fund future acquisitions from USD and third parties and potentially for funding future growth projects. There has been no material change in the planned use of proceeds from the Offering as described in the IPO Prospectus. None of the expenses associated with the Offering were paid to our or our affiliates’ directors, officers or 10% shareholders.

In August 2014, we issued 250,000 Class A Units to certain executive officers and other key employees of our general partner and its affiliates who provide services to us in an offering exempt from registration under Section 4(a)(2) of the Securities Act and Rule 701 under the Securities Act.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Limited Partnership of USD Partners LP (incorporated by reference herein to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-198500) filed on August 29, 2014).

3.2	Second Amended and Restated Agreement of Limited Partnership of USD Partners LP dated October 15, 2014, by and between USD Partners GP LLC and USD Group LLC (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36674) filed on October 21, 2014).

10.1	Contribution Conveyance and Assumption Agreement dated as of October 15, 2014, by and among U.S. Development Group, LLC, USD Group LLC, USD Partners GP LLC, USD Partners LP and USD Logistics Operations LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36674) filed on October 21, 2014).

10.2	Omnibus Agreement dated as of October 15, 2014, by and among U.S. Development Group, LLC, USD Group LLC, USD Partners GP LLC, USD Partners LP and USD Logistics Operations LP (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36674) filed on October 21, 2014).

10.3	Credit Agreement, dated as of October 15, 2014, among USD Partners LP and USD Terminals Canada ULC, as borrowers, Citibank, N.A., as administrative agent, swing line lender and l.c. issuer, U.S. Bank National Association, as an l/c issuer and the lenders from time to time party thereto (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36674) filed on October 21, 2014).

10.4	USD Partners LP 2014 Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36674) filed on October 21, 2014).

10.5	Offer to Purchase and Agreement to Purchase and Sale, dated October 15, 2014 (incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36674) filed on October 21, 2014).

10.6	Development Rights and Cooperation Agreement between USD Terminals Canada ULC, as Current Operator, and USD Terminals Canada II ULC, as Developer, dated as of October 16, 2014 (incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36674) filed on October 21, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USD PARTNERS LP

	By:	USD PARTNERS GP LLC,
its general partner

Date: November 21, 2014		By:	/s/ Daniel K. Borgen
Daniel K. Borgen
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 21, 2014		By:	/s/ Adam Altsuler
Adam Altsuler
Chief Financial Officer (Principal Financial Officer)