Form 10-Q
period 2015-03-31
USD Partners LP
filed 2015-05-14
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐    NO  ☒
As of May 13, 2015, there were 10,213,545 common units, 10,463,545 subordinated units, 220,000 Class A units and 427,083 general partner units outstanding.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “USD Partners,” “USDP,” “the Partnership,” “we,” “us,” “our,” or like terms used in the present tense or prospectively (beginning October 15, 2014) refer to USD Partners LP and its subsidiaries. References in this Report to “the Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to October 15, 2014), refer to the following subsidiaries, collectively, that were contributed to USD Partners in connection with our initial public offering of 9,120,000 common units that we completed on October 15, 2014, (the “IPO”): San Antonio Rail Terminal LLC (“SART”), USD Rail LP, USD Rail Canada ULC, USD Terminals Canada ULC, West Colton Rail Terminal LLC (“WCRT”), USD Terminals International, and USD Rail International. The Predecessor also includes the membership interests in the following five subsidiaries of USD which operated crude oil rail terminals that were sold in December 2012: Bakersfield Crude Terminal LLC, Eagle Ford Crude Terminal LLC, Niobrara Crude Terminal LLC, St. James Rail Terminal LLC (“SJRT”), and Van Hook Crude Terminal LLC, collectively known as (the “Discontinued Operations”).

Unless the context otherwise requires, all references in this Report to (i) “our general partner” refer to USD Partners GP LLC, a Delaware limited liability company; (ii) “USD” refers to US Development Group LLC, a Delaware limited liability company, and where the context requires, its subsidiaries; (iii) “USDG” and "our sponsor" refer to USD Group LLC, a Delaware limited liability company and currently the sole direct subsidiary of USD; (iv) “Energy Capital Partners” refers to Energy Capital Partners III, LP and its parallel and co-investment funds and related investment vehicles; and (v) “Goldman Sachs” refers to The Goldman Sachs Group, Inc. and its affiliates.

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in general economic conditions; (2) the effects of competition, in particular, by pipelines and other terminalling facilities; (3) shut-downs or cutbacks at upstream production facilities, or refineries, petrochemical plants or other businesses to which we transport products; (4) the supply of, and demand for, crude oil and biofuel rail terminalling services; (5) our limited history as a separate public partnership; (6) the price and availability of debt and equity financing; (7) hazards and operating risks that may not be covered fully by insurance; (8) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (9) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (10) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations that may increase our costs; and (11) our ability to successfully identify and finance acquisitions and other growth opportunities. For additional factors that may affect our results, see “Item 1A. Risk Factors” included elsewhere in this Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and our subsequently filed Quarterly Reports on Form 10-Q, which are available to the public over the Internet at the U.S. Securities and Exchange Commission’s (SEC), website (www.sec.gov) and at our website (www.usdpartners.com).

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
	(unaudited; in thousands, except per unit amounts)
Revenues
Terminalling services	$8,387	$1,578
Railroad incentives	9	—
Fleet leases	1,878	2,174
Fleet leases - related party	1,210	—
Fleet services	156	101
Fleet services — related party	872	354
Freight and other reimbursables	956	1,088
Freight and other reimbursables — related party	40	190
Total revenues	13,508	5,485
Operating costs
Subcontracted rail services	2,227	480
Pipeline fees	1,943	—
Fleet leases	3,088	2,174
Freight and other reimbursables	996	1,278
Selling, general and administrative	2,217	534
Selling, general and administrative — related party	1,179	885
Depreciation	1,093	126
Total operating costs	12,743	5,477
Operating income	765	8
Interest expense	992	943
Gain associated with derivative instruments	(1,949)	—
Foreign currency transaction loss (gain)	(341)	130
Income (loss) from continuing operations before provision for income taxes	2,063	(1,065)
Provision for income taxes	22	6
Income (loss) from continuing operations	2,041	(1,071)
Discontinued operations
Income from discontinued operations	—	225
Net income (loss)	$2,041	$(846)
Net income (loss) attributable to limited partner interest
Income (loss) from continuing operations	$2,041	$(1,050)
Income from discontinued operations	—	221
Net income (loss) attributable to limited partner interest	$2,041	$(829)
Basic and diluted earnings per common unit (Note 3)
Income (loss) from continuing operations	$0.09	$(0.09)
Income from discontinued operations	—	0.02
Net income (loss) per common unit (basic and diluted)	$0.09	$(0.07)
Weighted average common units outstanding - basic	10,214	1,094
Basic and diluted earnings per subordinated unit (Note 3)
Income (loss) from continuing operations	$0.09	$(0.09)
Income from discontinued operations	—	0.02
Net income (loss) per subordinated unit (basic and diluted)	$0.09	$(0.07)
Weighted average subordinated units outstanding	10,464	10,464

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2015	2014
	(unaudited; in thousands)
Net income (loss)	$2,041	$(846)
Other comprehensive income — foreign currency translation, net of income tax expense of $138 thousand and $29 thousand, respectively	256	54
Comprehensive income (loss)	$2,297	$(792)

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(unaudited; in thousands)
Cash flows from operating activities:
Net income (loss)	$2,041	$(846)
Less: Income from discontinued operations	—	225
Income (loss) from continuing operations	2,041	(1,071)
Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities:
Depreciation	1,093	126
Gain associated with derivative instruments	(1,949)	—
Settlement of derivative contracts	894	—
Amortization of deferred financing costs	159	450
Unit based compensation expense	727	—
Changes in operating assets and liabilities:
Accounts receivable	(806)	(562)
Accounts receivable – related party	(3,226)	402
Prepaid expenses and other current assets	(3,574)	(1,238)
Accounts payable and accrued expenses	(526)	(1,124)
Deferred revenue and other liabilities	9,374	1,846
Deferred revenue – related party	137	104
Change in restricted cash	1,160	—
Net cash provided by (used in) operating activities	5,504	(1,067)
Cash flows from investing activities:
Additions of property and equipment	(422)	(13,776)
Net cash used in investing activities	(422)	(13,776)
Cash flows from financing activities:
Payments for deferred financing costs	—	(757)
Distributions	(5,195)	(23,926)
Proceeds from long-term debt borrowing	6,000	—
Repayment of long-term debt	(7,925)	—
Proceeds of loan from parent	—	17,714
Net cash used in financing activities	(7,120)	(6,969)
Cash provided by (used in) discontinued operations:
Net cash used in operating activities	—	(2,500)
Net cash provided by investing activities	—	29,473
Net cash used in financing activities	—	(225)
Net cash provided by discontinued operations	—	26,748
Effect of exchange rates on cash	(235)	(6)
Net change in cash and cash equivalents	(2,273)	4,930
Cash and cash equivalents – beginning of period	40,249	6,151
Cash and cash equivalents – end of period	$37,976	$11,081

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited; in thousands)
ASSETS
Current assets
Cash and cash equivalents	$37,976	$40,249
Restricted cash	4,833	6,490
Accounts receivable, net	4,736	4,221
Accounts receivable - related party	2,807	134
Prepaid expenses and other current assets	14,954	10,370
Note receivable - related party	2,274	2,472
Total current assets	67,580	63,936
Property and equipment, net	77,200	84,059
Other non-current assets	5,123	5,657
Total assets	$149,903	$153,652
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$3,137	$3,875
Accounts payable - related party	168	492
Deferred revenue, current portion	24,160	15,540
Deferred revenue, current portion - related party	5,029	5,256
Other current liabilities	844	877
Total current liabilities	33,338	26,040
Long-term debt	72,921	81,358
Deferred revenue, net of current portion	3,248	3,656
Deferred revenue, net of current portion - related party	1,924	1,931
Total liabilities	111,431	112,985
Commitments and contingencies (Note 9)
Partner's capital
Common units (10,213,545 authorized and issued at March 31, 2015 and December 31, 2014)	126,740	128,097
Class A units (220,000 authorized and issued at March 31, 2015 and December 31, 2014)	1,063	550
Subordinated units (10,463,545 authorized and issued at March 31, 2015 and December 31, 2014)	(89,524)	(87,978)
General partner units (427,083 authorized and issued at March 31, 2015 and December 31, 2014)	42	103
Accumulated other comprehensive income (loss)	151	(105)
Total partners' capital	38,472	40,667
Total liabilities and partners' capital	$149,903	$153,652

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Three Months Ended March 31,
	2015		2014
	Units	Amount	Units	Amount
	(unaudited; in thousands, except unit amounts)
Common units
Beginning balance	10,213,545	$128,097	—	$—
Net income	—	980	—	—
Unit based compensation expense	—	152	—	—
Distributions	—	(2,489)	—	—
Ending balance	10,213,545	126,740	—	—
Class A units
Beginning balance	220,000	550	—	—
Net income	—	16	—	—
Unit based compensation expense	—	551	—	—
Distributions	—	(54)	—	—
Ending balance	220,000	1,063	—	—
Subordinated units
Beginning balance	10,463,545	(87,978)	—	—
Net income	—	1,004	—	—
Distributions	—	(2,550)	—	—
Ending balance	10,463,545	(89,524)	—	—
General Partner
Beginning balance	427,083	103	—	—
Net income	—	41	—	—
Distributions	—	(102)	—	—
Ending balance	427,083	42	—	—
Predecessor Partner Interest
Beginning balance		—		4,003
Net loss		—		(846)
Distributions		—		(24,151)
Ending balance		—		(20,994)
Accumulated other comprehensive income (loss)
Beginning balance		(105)		(1,400)
Cumulative translation adjustment		256		54
Ending balance		151		(1,346)
Total partners’ capital at March 31,		$38,472		$(22,340)

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
USD Partners LP and its consolidated subsidiaries, collectively referred to herein as "we," "us," "our," "the Partnership" and "USDP," is a fee-based, growth-oriented master limited partnership formed in 2014 by USD to acquire, develop and operate energy-related rail terminals and other high-quality and complementary midstream infrastructure assets and businesses. We generate substantially all of our operating cash flow by providing terminalling services such as loading various grades of crude oil into railcars and transloading ethanol from railcars, as well as related logistics services. Our terminalling services are primarily provided under multi-year, take-or-pay contracts. We also provide customers access to railcars, as well as railcar-specific services, related to the transportation of crude oil, ethanol and other liquid hydrocarbons through the management of a railcar fleet that is committed to customers under long-term, take-or-pay contracts. We do not take ownership of the products that we handle nor do we receive any payments from our customers based on the value of such products. Since we do not own nor engage in the trading of any of the products that we handle, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long-term.

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position as of March 31, 2015, our results of operations for the three months ended March 31, 2015 and 2014, and our cash flows for the three months ended March 31, 2015 and 2014. We derived our consolidated balance sheet as of December 31, 2014, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our results of operations for the three months ended March 31, 2015 and 2014, should not be taken as indicative of the results to be expected for the full year due to seasonal fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Prior to the completion of our initial public offering ("IPO") on October 15, 2014, our financial position, results of operations and cash flows consisted of the Predecessor, which represented a combined reporting entity. Subsequent to the IPO, our financial position, results of operations and cash flows consist of consolidated USDP activities and balances. The assets and liabilities in our consolidated financial statements have been reflected on a historical cost basis, as prior to the IPO all of the assets and liabilities presented were wholly-owned by USDG and its affiliates and were transferred within the USDG consolidated group.

Initial Public Offering
On October 15, 2014, we completed the initial public offering of 9,120,000 of our common units, currently representing a 42.8% limited partner interest in us, for proceeds of approximately $145 million after underwriting discounts, commissions and structuring fees. USD Group LLC ("USDG"), a wholly-owned subsidiary of US Development Group LLC ("USD"), retained a significant ownership interest in us through its current ownership of an aggregate 54.2% limited partner interest and its ownership of our general partner, USD Partners GP LLC, which owns all of our general partner units and all of our incentive distribution rights. Our common units began trading on October 9, 2014, on the New York Stock Exchange ("NYSE"), under the ticker symbol USDP.

Comparative Amounts
We have made certain reclassifications to the amounts reported in the prior year to conform with the current year presentation. None of these reclassifications have an impact on our operating results, cash flows or financial position.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Restricted Cash
We include in restricted cash on our consolidated balance sheets amounts representing a cash account for which the use of funds is restricted by the collaborative agreement we entered into during 2014 with Gibson Energy Partnership (“Gibson”). The collaborative arrangement is further discussed in Note 8. Collaborative Arrangement. As of March 31, 2015 and December 31, 2014 we had restricted cash balances of $4.8 million and $6.5 million, respectively, for undistributed amounts retained in our joint revenue collection bank account.

Accounts Receivable
Accounts receivable are derived from amounts we have billed to our customers, which include oil producing and petroleum refining companies, as well as marketers of petroleum, petroleum products and biofuels, for services we have provided. We perform ongoing credit evaluations of our customers. When appropriate, we use the specific identification method to estimate allowances for doubtful accounts based on our customers’ financial condition and collection history, as well as other pertinent factors. Accounts are written-off against the allowance when significantly past due and deemed uncollectible by management. We had an allowance for doubtful accounts of approximately $23 thousand and $24 thousand at March 31, 2015 and December 31, 2014, respectively. We did not have any bad debt expense for the three months ended March 31, 2015 and 2014.

Recent Accounting Pronouncements Not Yet Adopted
EPU Calculations for MLPs
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-06, which amends the FASB Accounting Standards Codification section 260 as it relates to the application of the two-class method of computing earnings per share by master limited partnerships. The guidance specifically requires that earnings or losses of a transferred business prior to the date of a dropdown transaction be allocated entirely to the general partner in computing earnings per unit and provide qualitative disclosures about how the rights to the earnings or losses before and after the dropdown differ for purposes of computing earnings per unit. This pronouncement is effective for fiscal years beginning after December 15, 2015 and should be applied retrospectively for all financial statements presented, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Interest - Imputation of Interest
In April 2015, the FASB issued Accounting Standards Update No. 2015-03 which simplifies the presentation of debt issuance costs. Under the new standard, debt issuance costs will be presented as a reduction of the carrying amount of the related liability, rather than as an asset. This pronouncement is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. Applicable disclosures for a change in accounting principle are required in the year of adoption. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

Consolidation
In February 2015, the FASB issued Accounting Standards Update No. 2015-02 which changes the consolidation analysis for all reporting entities, but primarily affects the consolidation of limited partnerships and their equivalents. All reporting entities that hold a variable interest in other legal entities will be required to reassess their consolidation conclusions and potentially revise their disclosures. This pronouncement is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact, if any, that this pronouncement will have on our consolidated financial statements.

3. NET INCOME PER LIMITED PARTNER INTEREST
We allocate our net income among our general partner and limited partners using the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, we allocate our net income, to our limited partners, our general partner and holder of our incentive distribution rights ("IDRs"), in accordance with the terms of our partnership agreement. We also allocate any earnings in excess of distributions to our limited partners, our general partner and holder of the IDRs in accordance with the terms of our partnership agreement based on their respective proportionate ownership interests in us, after taking into account distributions to be paid with respect to the IDRs, as set forth in our partnership agreement. We allocate any distributions in excess of earnings for the period to our limited partners and general partner based on their respective proportionate ownership interests in us, after taking into account distributions to be paid with respect to the IDRs, as set forth in our partnership agreement.

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Over Third Target Distribution	In excess of $0.431250	50%	50%

(1)    Assumes our general partner maintains a 2% general partner interest in us.

We determined basic and diluted net income (loss) per limited partner unit as set forth in the following tables:

	For the three months ended March 31, 2015
	Common Units	Subordinated Units	Class A Units	General Partner	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$980	$1,004	$16	$41	$2,041
Less: Distributable earnings (2)	2,990	3,063	64	125	6,242
Distributions in excess of earnings	$(2,010)	$(2,059)	$(49)	$(84)	$(4,201)
Weighted average units outstanding (3)	10,214	10,464	220	427	21,324
Distributable earnings per unit (4)	$0.29	$0.29	$0.29
Overdistributed earnings per unit (5)	(0.20)	(0.20)	(0.22)
Net income per limited partner unit (basic and diluted)	$0.09	$0.09	$0.07

(1)
Represents earnings allocated to each class of units based on the percentage ownership in the partnership. Calculation of the percentage ownership for earnings per unit uses the actual units outstanding.

(2)
Represents the distributions payable for the period based upon the minimum quarterly distribution amount of $0.2875 per unit, or $1.15 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $111 thousand distributable to the Phantom Units accounted for as equity pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding during the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

	For the three months ended March 31, 2014
	Common Units	Subordinated Units	Class A Units	General Partner	Total
	(in thousands, except unit and per unit amounts)
Net loss attributable to general and limited partner interests (1)	$(78)	$(751)	$—	$(17)	$(846)
Less: Income from discontinued operations attributable to general and limited partner interests (1)	21	200	—	4	225
Loss from continuing operations attributable to general and limited partner interests (1)	(99)	(951)	—	(21)	(1,071)
Less: Distributable earnings (2)	314	3,008	—	68	3,390
Distributions in excess of earnings	$(413)	$(3,959)	$—	$(89)	$(4,461)
Weighted average units outstanding (3)	1,094	10,464	—	427
Distributable earnings per unit (4)	$0.29	$0.29	$—
Overdistributed earnings per unit (5)	(0.38)	(0.38)	—
Net loss per limited partner unit from continuing operations (basic and diluted)	(0.09)	(0.09)	—
Net income per limited partner unit from discontinued operations (basic and diluted)	0.02	0.02	—
Net loss per limited partner unit (basic and diluted)	$(0.07)	$(0.07)	$—

(1)
Represents earnings (loss) allocated to each class of units on a retrospective basis using the percentage ownership in the partnership as if the units issued to our general partner and USDG in connection with the IPO were outstanding for the three months ended March 31, 2014 and common units issued to the public and Class A units issued to certain members of management were not outstanding during the three months ended March 31, 2014.

(2)
Represents the distributions that would have been payable for the quarter assuming the minimum quarterly distribution amount of $0.2875 per unit, or $1.15 per unit on an annualized basis, was distributed on a retrospective basis as if the units issued to our general partner and USDG were outstanding the entire period.

(3)
Represents the weighted average units outstanding computed on a retrospective basis as if the units issued to our general partner and USDG in connection with the IPO were outstanding for the entire period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

4. PROPERTY AND EQUIPMENT
Our property and equipment consist of the following:

	March 31, 2015	December 31, 2014	Estimated Useful Lives (Years)
	(in thousands)
Land	$3,016	$3,279	N/A
Trackage and facilities	73,584	78,938	20
Equipment	5,271	5,611	5-10
Furniture	47	51	5
Total property and equipment	81,918	87,879
Accumulated depreciation	(5,234)	(4,326)
Construction in progress	516	506
Property and equipment, net	$77,200	$84,059

The cost of property and equipment classified as “Construction in progress” is excluded from costs being depreciated. These amounts represent property that is not yet ready to be placed into productive service as of the respective balance sheet date.

5. DEBT
Credit Agreement
In connection with our IPO, we entered into a five year, $300.0 million senior secured credit agreement (the "Credit Agreement") comprised of a $200.0 million revolving credit facility (the "Revolving Credit Facility") and a $100.0 million term loan (the "Term Loan Facility") (borrowed in Canadian dollars) with Citibank, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement is a five year committed facility that matures October 15, 2019, unless amended or extended.

Our Revolving Credit Facility and issuances of letters of credit are available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. As the Term Loan Facility is repaid, availability equal to the amount of the Term Loan Facility pay-down will be transferred from the Term Loan Facility to the Revolving Credit Facility automatically, ultimately increasing availability on the Revolving Credit Facility to $300.0 million once the Term Loan Facility is fully repaid. In addition, we also have the ability to request an increase in the maximum amount of credit available under the Credit Agreement by an aggregate amount of up to $100.0 million, to a total facility size of $400.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes an aggregate $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries, and are secured by a first priority lien on our assets and those of our restricted subsidiaries other than certain excluded assets.

The Term Loan Facility is guaranteed by USDG. The guaranty by USDG includes a covenant that USDG maintain a net worth (without taking into account its interests in us (either directly or indirectly)) greater than the outstanding amount of the term loan and if such covenant is breached and not cured within a certain amount of time, the interest rate on the term loan increases by an additional 1.0%. The Term Loan Facility is not subject to any scheduled amortization. Mandatory prepayments of the term loan are required from certain non-ordinary course asset sales subject to customary exceptions and reinvestment rights.

Loans under the Credit Agreement accrue interest at a per annum rate by reference, at our election, to the London Interbank Offered Rate ("LIBOR"), the Canadian Dealer Offered Rate ("CDOR"), a base rate, or Canadian prime rate, in each case, plus an applicable margin. Our borrowings under the Revolving Credit Facility bear interest at either a base rate and Canadian prime rate, as applicable plus an applicable margin ranging from 1.25% to 2.25%, or at LIBOR or CDOR, as applicable, plus an applicable margin ranging from 2.25% to 3.25%. Borrowings under the Term Loan Facility bear interest at either the base rate and Canadian prime rate, as applicable, plus a margin ranging from 1.35% to 2.35% or at LIBOR or CDOR, as applicable, plus an applicable margin ranging from 2.35% to 3.35%. The applicable margin, as well as a commitment fee on the Revolving Credit Facility, ranging from 0.375% per annum to 0.50% per annum on unused commitments, will vary based upon our consolidated net leverage ratio, as defined in our Credit Agreement. The actual average interest rate on our outstanding indebtedness was 3.80% at March 31, 2015, and 3.87% at December 31, 2014.

Our Credit Agreement contains affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of our restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, engage in business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets or enter into burdensome agreements or enter into transactions with affiliates on terms that are not arm’s length, in each case, subject to exceptions. Additionally, we are required to maintain certain financial ratios. As of March 31, 2015, we were in compliance with the covenants set forth in our Credit Agreement.

The capacity available to us under the terms of our Credit Agreement was determined as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$300.0	$300.0
Less: Term Loan Facility amounts outstanding	66.9	81.4
Revolving Credit Facility amounts outstanding	6.0	—
Letters of credit outstanding	—	—
Available under Credit Agreement	$227.1	$218.6

In November 2008, the Predecessor, through USDG, became party to a credit agreement (the “BOK Credit Agreement”) with the Bank of Oklahoma consisting of a revolving credit facility with a borrowing capacity of $150.0 million. The BOK Credit Agreement was guaranteed by all USDG subsidiaries, including us. The outstanding balance under the BOK Credit Agreement was $30.0 million at December 31, 2013, which expanded to $97.8 million after borrowing approximately $67.8 million in April 2014 for costs associated with constructing the Hardisty rail terminal. We repaid the entire outstanding balance on October 15, 2014 with proceeds we received from our IPO. We incurred interest expense under the terms of the BOK Credit Agreement at LIBOR plus a margin based on USDG’s leverage ratio, as defined in the BOK Credit Agreement. In addition, a fee of 0.50% was charged on the unused portion of the BOK Credit Agreement.

Interest expense for continuing operations was as follows:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest expense on the BOK Credit Agreement	$—	$493
Interest expense on the Credit Agreement	833	—
Amortization of deferred financing costs	159	450
Total interest expense	$992	$943
Average interest rate	3.80%	3.90%

6. DEFERRED REVENUE
Our deferred revenue includes amounts we have received in cash from customers as payment for their minimum monthly commitment fees under take-or-pay contracts, where such payments exceed the charges implied by the customer's actual throughput based on contractual rates set forth in our agreements. In such cases, we grant our customers a credit for periods up to six months, which may be used to offset fees on throughput in excess of their minimum monthly commitments in future periods, to the extent capacity is available for the excess volume. We refer to these credits as “make-up rights.” We defer revenue associated with make-up rights until the earlier of when the throughput is utilized, the make-up rights expire, or when it is determined that the likelihood that the customer will utilize the make-up right is remote. During the three months ended March 31, 2015, we deferred approximately $12.2 million of amounts associated with minimum monthly commitment fees we received as payment from our customers and recognized revenue of $2.6 million for previously deferred amounts collected in prior periods.
Our deferred revenues also include amounts collected from customers of our Fleet services segment, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We have prepaid rent associated with these deferred revenues on our railcar leases, which will be recognized as expense when incurred.

The following table provides a detail of deferred revenue as reflected in our consolidated balance sheets:

	March 31, 2015	December 31, 2014
	(in thousands)
Customer prepayments	$3,530	$3,505
Minimum commitment fees	20,630	12,035
Total deferred revenue, current portion	$24,160	$15,540

Customer prepayments	$3,248	$3,656
Total deferred revenue, net of current portion	$3,248	$3,656

7. TRANSACTIONS WITH RELATED PARTIES
Nature of Relationship with Related Parties
USD is engaged in designing, developing, owning and managing large-scale multi-modal logistics centers and other energy and midstream infrastructure assets across North America, and is the sole owner of USDG and the ultimate parent of our general partner. USD is owned by Energy Capital Partners, Goldman Sachs and certain members of its management.

USDG is the sole owner of our general partner. Prior to the IPO, USDG held a 98.0% limited partner interest in us and currently retains an aggregate 54.2% limited partner interest. USDG also provides us with general and administrative support services necessary for the operation and management of our business.

USD Partners GP LLC, our general partner both before and after the IPO, holds a 2.0% general partner interest in us and all of our incentive distribution rights. Pursuant to our partnership agreement, our general partner is responsible for our overall governance and operations.

Initial Public Offering Transactions
In connection with our IPO, we entered into agreements regarding the vesting of assets in and the assumption of liabilities by us and our subsidiaries, as well as the application of the proceeds from the IPO. We also completed other transactions in connection with the closing of our IPO pursuant to which USDG conveyed to us its ownership interests in each of its subsidiaries that own or operate the Hardisty, San Antonio and West Colton rail terminals and the railcar business. In exchange for these ownership interests, we: (1) issued to USDG 1,093,545 of our common units and all 10,463,545 of our subordinated units, representing an aggregate 54.2% limited partner interest, (2) assumed $30.0 million of borrowings under the BOK Credit Agreement and (3) distributed $100.0 million to USDG. Additionally, we issued to our general partner 427,083 general partner units, representing a 2.0% general partner interest in us, as well as all of our incentive distribution rights. We have entered into various agreements as discussed below with our general partner, USDG and its affiliates on terms that we consider to be no less favorable to us or our subsidiaries than those that could have been negotiated with unaffiliated parties for similar services.

In addition to the above noted transactions and in connection with our IPO, we sold land in close proximity to our Hardisty rail terminal on October 15, 2014, to USD Terminals Canada II ULC, a wholly-owned subsidiary of USDG, in exchange for a demand note receivable, denominated in Canadian dollars, of $2.9 million CAD. As a transaction among entities under common control, we did not recognize any gain or loss upon the sale. The note receivable balance was $2.3 million and $2.5 million as of March 31, 2015, and December 31, 2014, respectively.

Omnibus Agreement
At the closing of our IPO, we entered into an omnibus agreement with USD and USDG, and certain of their subsidiaries including our general partner that provide for the following matters:

•
our payment of an annual amount to USDG, initially in the amount of approximately $4.9 million, for providing certain general and administrative services by USDG and its affiliates, which annual amount includes a fixed annual fee of $2.5 million for providing executive management services by officers of our general partner. Other portions of this annual amount are based on the costs actually incurred by USDG and its affiliates in providing the services;

•
our right of first offer to acquire the Hardisty Phase II and Hardisty Phase III projects, as well as other midstream infrastructure assets and businesses that USD and USDG may construct or acquire in the future;

•
our obligation to reimburse USDG for any out-of-pocket costs and expenses incurred by USDG in providing general and administrative services (which reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement), as well as any other out-of-pocket expenses incurred by USDG on our behalf;

•
an indemnity by USDG for certain environmental and other liabilities, and our obligation to indemnify USDG and its subsidiaries for events and conditions associated with the operation of our assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent USDG is not required to indemnify us; and

•
so long as USDG controls our general partner, the omnibus agreement will remain in full force and effect. If USDG ceases to control our general partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.

Payment of Annual Fee and Reimbursement of Expenses
We pay USDG, in equal monthly installments, the annual amount USDG estimates will be payable by us during that calendar year for providing services for our benefit. The omnibus agreement provides that this amount may be adjusted annually to reflect, among other things, changes in the scope of the general and administrative services provided to us due to a contribution, acquisition or disposition of assets by us or our subsidiaries or for changes in any law, rule or regulation applicable to us affecting the cost of providing the general and administrative services. We will also reimburse USDG for any out-of-pocket costs and expenses incurred on our behalf by USDG in providing general and administrative services to us. This reimbursement will be in addition to our reimbursement of our general partner and its affiliates for certain costs and expenses incurred on our behalf for managing and controlling our business and operations as required by our partnership agreement.

The total amount charged to us under the omnibus agreement for the three months ended March 31, 2015, was $1.2 million and is recorded in "Selling, general and administrative — related party" in our consolidated statement of operations.

Assignment of costs
During the first quarter of 2015, USDG assumed the obligation to pay a portion of the freight costs associated with the movement of empty railcars related to a customer contract initially entered into in June 2013, prior to the formation of the Partnership. The assumption was effective as of January 1, 2015 and included reimbursement of the Partnership for any amounts paid by the Partnership subsequent to the effective date. As of March 31, 2015, we had a receivable balance of $1.7 million in respect of these costs recorded as “Accounts receivable — related party.”

Variable Interest Entities
We have entered into purchase, assignment and assumption agreements to assign payment and performance obligations for certain operating lease agreements with lessors and customer fleet service payments related to these operating leases with LRT Logistics Funding LLC, USD Fleet Funding LLC, USD Fleet Funding Canada Inc., and

USD Logistics Funding Canada Inc, which are unconsolidated entities in which we have a variable interest (the “VIEs”). The managing member of the VIEs is majority-owned by related parties. We are not the primary beneficiary of the VIEs, as we do not have power to direct the activities that most significantly affect the economic performance of the VIEs, who also maintain substantive kick-out rights. Accordingly, we do not consolidate the results of the VIEs in our consolidated financial statements.

The following table summarizes the total assets and liabilities between us and the VIEs as reflected in our consolidated balance sheets, as well as our maximum exposure to losses in which we have a variable interest, but are not the primary beneficiary. Generally, our maximum exposure to losses is limited to amounts receivable for services we provided, reduced by any unearned deferred revenues.

	As of March 31, 2015
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable - related party	$546	$—	$—
Deferred revenue, current portion - related party	—	924	—
Deferred revenue, net of current portion - related party	—	1,924	—
	$546	$2,848	$—

	As of December 31, 2014
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable - related party	$134	$—	$—
Deferred revenue, current portion - related party	—	591	—
Deferred revenue, net of current portion - related party	—	1,931	—
	$134	$2,522	$—

Related party sales to the VIEs were $0.6 million and $0.4 million during the three months ended March 31, 2015 and 2014, respectively. These sales are recorded in "Fleet services — related party" in the accompanying consolidated statements of operations.

Related Party Revenue and Deferred Revenue
We have agreements with J. Aron & Company (“J. Aron”), a wholly owned subsidiary of The Goldman Sachs Group, Inc. (“GS”), as well as USD Marketing LLC ("USD Marketing"), a wholly owned subsidiary of USDG, to provide terminalling and fleet services, which include reimbursement for certain out-of-pocket expenses, related to the Hardisty rail terminal operations. GS ceased to be a principal shareholder of USDG in October 2014, and as a result, in 2015, J. Aron is no longer considered to be a related party. The terms and conditions of these agreements are similar to the terms and conditions of third-party agreements at the Hardisty rail terminal. J. Aron has entered into assignment arrangements with third parties in respect to portions of these services and may do so again in the future.

Related party sales to J. Aron were $0.2 million for the three months ended March 31, 2014. These sales were recorded in "Freight and other reimbursables — related party" in the accompanying consolidated statements of operations. No outstanding balance was due from J. Aron as of December 31, 2014.

The following table presents our related party sales to USD Marketing for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Fleet leases — related party	$1,210	$—
Fleet services — related party	258	—
Freight and other reimbursables — related party	40	—

We received payments totaling $1.8 million from USD Marketing during the three months ended March 31, 2015, in connection with their minimum monthly volume commitments at our Hardisty rail terminal, all of which have been deferred. As of March 31, 2015, and December 31, 2014, the balances recorded as "Deferred revenue, current portion — related party" in our consolidated balance sheets related to USD Marketing were $4.1 million and $2.6 million, respectively. We did not receive similar payments in the three months ended March 31, 2014.

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

The total amount charged to us for overhead cost allocations for the three months ended March 31, 2014, which is recorded in "Selling, general and administrative — related party" in the consolidated statements of operations, was $0.9 million.

Cash Distributions
On February 13, 2015, we paid an aggregate cash distribution of $2.8 million to USDG as a holder of our common units and all of our subordinated units and $102 thousand to USD Partners GP LLC for their general partner interest. These amounts are included in "Distributions" in our consolidated statements cash flows.

8. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connecting their storage terminal to our Hardisty rail terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty rail terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, this pipeline to our Hardisty rail terminal is the exclusive means by which crude oil from the Gibson storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to the Hardisty rail terminal based on a predetermined formula. For the three months ended March 31, 2015 and 2014, we recorded $1.9 million and $0, respectively, as "Pipeline fees" in our consolidated statements of operations.

9. COMMITMENTS AND CONTINGENCIES
From time to time, we may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. We do not believe that we are currently a party to any litigation that will have a material impact on our financial condition or results of operations.

10. SEGMENT REPORTING
We manage our business in two reportable segments: Terminalling services and Fleet services. The Terminalling services segment charges fees to load various grades of crude oil into railcars and transload ethanol from railcars, including related logistics services. Our terminalling services are primarily provided under multi-year, take-or-pay contracts. The Fleet services segment provides customers with access to railcars, as well as railcar-specific services associated with the transportation of crude oil, ethanol and other liquid hydrocarbons under long-term, take-or-pay contracts.

Our segments offer different services and are managed accordingly. Our chief operating decision maker ("CODM"), regularly reviews financial information about both segments in deciding how to allocate resources and evaluate performance. Our CODM assesses segment performance based on net income before depreciation and amortization, interest and other income, interest and other expense, unrealized gains and losses associated with derivative instruments, foreign currency transaction gains and losses, income taxes, non-cash expense related to our equity compensation programs, discontinued operations, adjustments related to deferred revenue associated with minimum monthly commitment fees and other items which management does not believe reflect the underlying performance of our business ("Segment Adjusted EBITDA").

The following tables summarize our reportable segment data for continuing operations:

	For the Three Months Ended March 31, 2015
	Terminalling services	Fleet services	Corporate (1)	Total
	(in thousands)
Revenues
Terminalling services	$8,387	$—	$—	$8,387
Railroad incentives	9	—	—	9
Fleet leases	—	1,878	—	1,878
Fleet leases - related party	—	1,210	—	1,210
Fleet services	—	156	—	156
Fleet services – related party	—	872	—	872
Freight and other reimbursables	—	956	—	956
Freight and other reimbursables - related party	—	40	—	40
Total revenue	8,396	5,112	—	13,508
Operating costs
Subcontracted rail services	2,227	—	—	2,227
Pipeline fees	1,943	—	—	1,943
Fleet leases	—	3,088	—	3,088
Freight and other reimbursables	—	996	—	996
Selling, general and administrative	1,294	259	1,843	3,396
Depreciation	1,093	—	—	1,093
Total operating costs	6,557	4,343	1,843	12,743
Operating income (loss)	1,839	769	(1,843)	765
Interest expense	602	—	390	992
Gain associated with derivative instruments	(1,949)	—	—	(1,949)
Foreign currency transaction loss (gain)	46	23	(410)	(341)
Provision for income taxes	7	15	—	22
Income (loss) from continuing operations	$3,133	$731	$(1,823)	$2,041
Capital expenditures	$422	$—	$—	$422

(1)	Corporate activities represents corporate and financing activities that are not allocated to the established reporting segments.

	For the Three Months Ended March 31, 2014
	Terminalling services	Fleet services	Corporate (1)	Total
	(in thousands)
Revenues
Terminalling services	$1,578	$—	$—	$1,578
Fleet leases	—	2,174	—	2,174
Fleet services	—	101	—	101
Fleet services – related party	—	354	—	354
Freight and other reimbursables	—	1,088	—	1,088
Freight and other reimbursables - related party	—	190	—	190
Total revenue	1,578	3,907	—	5,485
Operating costs
Subcontracted rail services	480	—	—	480
Fleet leases	—	2,174	—	2,174
Freight and other reimbursables	—	1,278	—	1,278
Selling, general and administrative	1,064	262	93	1,419
Depreciation	126	—	—	126
Total operating costs	1,670	3,714	93	5,477
Operating income (loss)	(92)	193	(93)	8
Interest expense	943	—	—	943
Foreign currency transaction loss (gain)	130	—	—	130
Provision for income taxes	5	1	—	6
Income (loss) from continuing operations	$(1,170)	$192	$(93)	$(1,071)
Capital expenditures	$13,776	$—	$—	$13,776

(1)	Corporate activities represents corporate and financing activities that are not allocated to the established reporting segments.

The following tables summarize total assets of our reportable segments from continuing operations:

	March 31, 2015	December 31, 2014
	(in thousands)
Terminalling services	$97,865	$105,093
Fleet services	11,865	7,692
Corporate	40,173	40,867
Total assets	$149,903	$153,652

Segment Adjusted EBITDA
The following table provides a reconciliation of Adjusted EBITDA to income (loss) from continuing operations:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Adjusted EBITDA
Terminalling services	$10,656	$34
Fleet services	769	193
Corporate activties (1)	(1,116)	(93)
Total Adjusted EBITDA	10,309	134
Add (deduct):
Interest expense	(992)	(943)
Depreciation	(1,093)	(126)
Provision for income taxes	(22)	(6)
Gain associated with derivative instruments	1,949	—
Settlement of derivative contracts	(894)	—
Unit based compensation expense	(727)	—
Foreign currency transaction gain (loss) (2)	341	(130)
Deferred revenue associated with minimum commitment fees (3)	(6,830)	—
Income (loss) from continuing operations	$2,041	$(1,071)

(1)	Corporate activities represents corporate and financing activities that are not allocated to the established reporting segments.

(2)	Represents foreign exchange transactional expenses associated with our Canadian subsidiaries.

(3)
Represents deferred revenue associated with minimum monthly commitment fees in excess of throughput utilized, which fees are not refundable to the customers. Amounts presented are net of: (a) corresponding prepaid Gibson pipeline fee that will be recognized as expense concurrently with the recognition of revenue; (b) approximately $2.6 million of previously deferred revenue generated in prior periods; and (c) approximately $0.7 million of previously prepaid Gibson pipeline fees. Refer to additional discussion of these items in Notes 6 and 8 of our consolidated financial statements.

11. INCOME TAXES
As of March 31, 2015, and December 31, 2014, we have no uncertain tax positions that qualify for either recognition or disclosure in our consolidated financial statements.

The income tax returns filed by USD for the periods from January 1, 2009, through December 31, 2013, are subject to examination by the taxing authorities. The results of such examinations may impact us as the results of any findings could be passed down to us. Income tax returns for our Canadian operations filed for the period ended December 31, 2013, are subject to examination by the taxing authorities. At March 31, 2015, and December 31, 2014, neither we nor our Canadian operations were under examination.

We are treated as a partnership for federal and most state income tax purposes, with each partner being separately taxed on its share of taxable income, except for USD Rail LP which, on October 7, 2014, elected to be classified as an entity taxable as a corporation. Our provision for income taxes for the periods presented includes franchise taxes and taxes on USD Rail LP and our Canadian operations. For the three months ended March 31, 2015 and 2014, our provision for U.S. income taxes consisted of current expense for state franchise and foreign minimum taxes of $22 thousand and $6 thousand, respectively. We have not recognized a benefit for losses associated with our U.S. and Canadian operations, since we currently consider it to be more likely than not that the benefit from the loss carryover will not be realized. Our U.S. loss carryover was approximately $1.9 million and $0.7 million as of March 31, 2015, and December 31, 2014, respectively, and will start expiring in 2034. The Canadian loss carryover was approximately $6.5 million and $8.5 million as of March 31, 2015, and December 31, 2014, respectively, and will start expiring in 2033. We did not have any unrecognized tax benefits or any tax reserves for uncertain tax positions as of March 31, 2015, and December 31, 2014.

Our deferred income taxes reflect the tax effect of differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred income tax assets associated with our continuing operations are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Deferred income tax assets
Deferred revenues	$1,751	$1,939
Property and equipment	846	—
Capital and operating loss carryovers	640	1,496
	3,237	3,435
Deferred income tax liabilities
Valuation allowance	2,145	1,391
Prepaid expense	1,092	1,098
Property and equipment	—	946
	3,237	3,435
Net deferred income tax asset	$—	$—

12. FAIR VALUE MEASURMENTS
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

We employ a hierarchy which prioritizes the inputs we use to measure recurring fair value into three distinct categories based upon whether such inputs are observable in active markets or unobservable. We classify assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest level to unobservable inputs, summarized as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities).

•	Level 3 — Significant unobservable inputs (including our own assumptions in determining fair value).

We use the cost, income or market valuation approach to estimate the fair value of our assets and liabilities when insufficient market-observable data is available to support our valuation assumptions.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and our credit facilities as presented on our consolidated balance sheets approximate fair value due to the short-term nature of these items and, with respect to our credit facilities, the frequent re-pricing of the underlying obligations. The fair value of our historical accounts receivable with affiliates and payables with affiliates cannot be determined due to the related party nature of these items.

13. DERIVATIVE FINANCIAL INSTRUMENTS
Our net income and cash flows are subject to volatility caused by changes in interest rates on our variable rate debt obligations and fluctuations in foreign currency exchange rates, particularly with respect to the U.S. dollar and the Canadian dollar. At March 31, 2015, and December 31, 2014, we did not employ any derivative financial instruments to manage our exposure to fluctuations in interest rates, although we may use derivative financial instruments, including swaps, options and other financial instruments with similar characteristics to manage this exposure in the future.

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

Derivative Positions
In May 2014, we entered into collar arrangements with a notional value of $37.2 million CAD on the date executed, which uses put and call options to limit the amount of loss or gain that we will receive upon converting the notional value to U.S. dollars. These put and call options expire at various dates through December 31, 2015. The collar was executed to secure $37.2 million CAD at an exchange rate range between 0.91 and 0.93 U.S. dollars to 1.00 Canadian dollar. We have not designated these derivative financial instruments as hedges of our foreign currency rate exposures, but instead we mark these contracts to fair value quarterly with the change in fair value recorded to "Gain associated with derivative instruments" in our consolidated statements of operations. For the three months ended March 31, 2015, we recognized gains of $1.9 million in our consolidated statements of operations related to changes in the fair value of our derivative contracts. The gains or losses associated with changes in the fair value of our foreign currency derivative contracts do not affect our cash flows until the underlying contract is settled by making or receiving a payment to or from the counterparty.

We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy, and record in "Prepaid expenses and other current assets" in our consolidated balance sheets. The following table presents summarized information about the fair values of our outstanding foreign currency contracts:

				March 31, 2015		December 31, 2014
				(in thousands)
	Notional (CAD)	Strike Price (1)	Market Price (1)	Asset	Liability	Asset	Liability
Portion of option contracts maturing in 2015
Puts (purchased)	$22,391,900	0.9100	0.7880	$2,715	$—	$1,660	$—
Calls (written)	$22,391,900	0.9300	0.7880	$—	$—	$—	$—

(1)    Strike and market price is denoted in CAD/USD.

14. UNIT BASED COMPENSATION
Class A units
As of March 31, 2015, we had 220,000 non-voting Class A units outstanding which were granted to certain executive officers and other key employees in connection with our IPO. None of the Class A units are vested as of March 31, 2015. We have not modified any of the key assumptions underlying our estimate of fair value of the Class A units. We recognized approximately $551 thousand as compensation expense for the three months ended March 31,

2015, related to the Class A units granted, which cost is included in “Selling, general and administrative” in our consolidated statements of operations.

Long-term Incentive Plan
On February 16, 2015, the board of directors of our general partner, acting in its capacity as the general partner of USDP approved the grant of 415,608 phantom unit awards ("Phantom Units") in the aggregate to directors and employees of our general partner and its affiliates under the USD Partners LP 2014 Long-Term Incentive Plan, which we refer to as the "LTIP." The Phantom Units are subject to all of the terms and conditions of the LTIP and the Phantom Unit award agreements, which are referred to as the "Award Agreements." Phantom Unit awards generally represent rights to receive our common units, or with respect to the awards granted to our Canadian directors and employees, cash equal to the fair value of our common units, upon vesting.

The Award Agreements set forth the terms of grants of Phantom Units to participants under the LTIP. Each Phantom Unit granted under the Award Agreement includes an accompanying distribution equivalent right ("DER"), which entitles the grantee to receive payments equal in amount to any distributions we make with respect to our common units underlying the Phantom Units. The Award Agreements granted to employees of our general partner generally contemplate that the individual grants of Phantom Units will vest in four equal annual installments based on the grantee’s continued employment through the vesting dates specified in the Award Agreements, subject to acceleration upon the grantee’s death or disability, or involuntary termination in connection with a change in control of the Partnership or our general partner. Awards to independent directors of the board of our general partner typically vest over a one year period following the grant date. Award amounts for a significant majority of the grants were generally determined by reference to a specified dollar amount determined based on an allocation formula which included a percentage multiplier of the grantee's base salary, among other factors, converted to a number of units based on the initial public offering price of $17.00 per common unit.

The fair value of each Phantom Unit on the grant date is equal to the market price of our common units on the grant date. We account for the Phantom Unit grants to independent directors and employees of our general partner domiciled in Canada that are paid out in cash upon vesting, throughout the requisite vesting period, by revaluing the unvested Phantom Units outstanding at each reporting period and recording a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of operations and recognizing a liability in "Accounts payable and accrued expenses" in our consolidated balance sheets. With respect to the Phantom Units granted to employees of our general partner domiciled in the United States, we amortize the initial grant date fair value over the requisite service period using the straight line method with a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of operations, with an offset to common units within the Partners' Capital section of our consolidated balance sheet. With respect to the Phantom Units granted to independent directors of our general partner domiciled in the United States, throughout the requisite vesting period we revalue the unvested Phantom Units outstanding at each reporting period and record a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of operations, with an offset to common units within the Partners' Capital section of our consolidated balance sheet. For the three months ended March 31, 2015, we recognized approximately $176 thousand as compensation expense related to the Phantom Units granted. As of March 31, 2015, the unrecognized compensation expense related to Phantom Units was $5.2 million

15. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash paid for income taxes	$15	$5
Cash paid for interest	$1,014	$446

16. DISCONTINUED OPERATIONS
Continuing Cash Flows from Discontinued Operations
On December 12, 2012, USDG sold all of its membership interests in five of its subsidiaries included in our Terminalling services segment to a large energy transportation, terminalling and pipeline company, which we refer to as the "Acquirer." In conjunction with this sale, we ceased the operations of another subsidiary, USDS, which primarily provided loading and unloading services to the Acquirer, pursuant to a service agreement. Effective at the closing date of this sale, USDS assigned or terminated any obligations it had in relation to its operations but continued to receive indirect cash flows. We have not participated in any revenue producing activities with respect to USDS, and the cash flows terminated upon the expiration of the assigned service agreement on February 15, 2015.

The following table shows the results from our Discontinued Operations:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues and other income	$—	$226
Income before provision for income taxes	—	226
Provision for income taxes	—	1
Net income	$—	$225

In the three months ended March 31, 2014, we received approximately $29.5 million that was held in escrow related to the sale.

17. SUBSEQUENT EVENTS
Distribution to Partners
On April 28, 2015, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a cash distribution payable of $0.2875 per unit for the three months ended March 31, 2015. The distribution will be paid on May 15, 2015 to unitholders of record on May 11, 2015. The cash distribution represents our targeted minimum quarterly distribution of $0.28750 per unit, or $1.15 per unit on an annualized basis, for the period from January 1, 2015 through March 31, 2015. The distribution will include payment of $2.6 million to our public common unitholders, $63,250 to the Class A unitholders, an aggregate of $3.3 million to USDG as the holders of common units and our subordinated units and $122,786 to USD Partners GP LLC for their general partner interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited consolidated financial statements and accompanying notes included in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following discussion and analysis. Unless the context otherwise requires, references in this discussion to USD Partners, USDP, we, our, us or like terms used in the present tense or prospectively (periods beginning on or after October 15, 2014) refer to USD Partners LP and its subsidiaries. References to the Predecessor, we, our, us, or like terms, when used in a historical context (periods prior to October 15, 2014), refer to the following subsidiaries, collectively, that were contributed to USD Partners in connection with our initial public offering of 9,120,000 common units completed on October 15, 2014: San Antonio Rail Terminal LLC, USD Logistics Operations GP LLC, USD Logistics Operations LP, USD Rail LP, USD Rail Canada ULC, USD Rail International, USD Terminals Canada ULC, USD Terminals International and West Colton Rail Terminal LLC, collectively, the “Contributed Subsidiaries." The Predecessor also includes the membership interests in the following five subsidiaries of USD which operated crude oil rail terminals that were sold in December 2012: Bakersfield Crude Terminal LLC, Eagle Ford Crude Terminal LLC, Niobrara Crude Terminal LLC, St. James Rail Terminal LLC, and Van Hook Crude Terminal LLC, collectively known as the “Discontinued Operations.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below as a result of various risk factors, including those that we cannot control. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in "Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Please also read the "Cautionary Note Regarding Forward-Looking Statements” following the table of contents in this quarterly report.
Overview and Recent Developments
We are a fee-based, growth-oriented master limited partnership formed by USD to acquire, develop and operate energy-related rail terminals and other high-quality and complementary midstream infrastructure assets and businesses. Our assets consist primarily of: (i) an origination crude-by-rail terminal in Hardisty, Alberta, Canada, with capacity to load up to two 120-railcar unit trains per day and (ii) two unit train-capable ethanol destination rail terminals in San Antonio, Texas, and West Colton, California, with a combined capacity of approximately 33,000 bpd. Our rail terminals provide critical infrastructure allowing our customers to transport energy-related products from multiple supply regions to numerous demand markets that are dependent on these products. In addition, we provide customers access to railcars, as well as railcar-specific services, related to the transportation of crude oil, ethanol and other liquid hydrocarbons through the management of a railcar fleet that is committed to customers under long-term, take-or-pay contracts. As of March 31, 2015, our railcar fleet consisted of approximately 3,393 active railcars plus an additional 356 railcars which are expected to be available for service during the second quarter of 2015. We generate substantially all of our operating cash flow by providing terminalling services such as loading various grades of crude oil into railcars and transloading ethanol from railcars, as well as related logistics services, primarily under multi-year, take-or-pay contracts. We do not take ownership of the products that we handle nor do we receive any payments from our customers based on the value of such products. Rail transportation of energy-related products provides efficient and flexible access to key demand markets on a relatively low fixed-cost basis, and as a result has become an important part of North American midstream infrastructure.

Market Update
After reaching highs of over $100 per barrel during the first half of 2014, crude oil prices underwent a rapid decline, with Brent and West Texas Intermediate ("WTI") reaching prices below $50 early in the first quarter of 2015.

Over the same period, the spread between many benchmark crude oil prices narrowed. Crude oil loaded at our Hardisty rail terminal is priced off of the Western Canadian Select benchmark ("WCS"). Demand for WCS is primarily influenced by its spread or discount to the WTI, Brent or Maya benchmark prices, as heavy crude oil is consumed by refiners who may seek crude oil alternatives, which are typically priced off of these benchmarks.

In the first quarter of 2015, the strength in the price of WCS relative to competing prices at demand centers created negative incentives to move physical crude oil from Hardisty to refining centers via rail. Seasonally planned production and upgrading maintenance, the rationalization of conventional crude oil production in response to lower commodity price levels, and additional demand for line fill purposes continued to support higher prices and narrower spreads for WCS relative to competing indexes. The continued narrowing of spreads caused actual volumes at our Hardisty rail terminal to be lower than those implied by our minimum monthly commitment fees.

Despite the narrowness of the current spread between WCS and other benchmark crude oils, we believe our customers continue to value the optionality rail provides on a low fixed-cost basis with access to best destination markets. Our general partner’s efforts to create an industry solution to transport a heavier grade of crude oil by rail may also bring additional economic benefits to our producing, refining and transportation customers.

Regulatory Developments

On May 8, 2015, the Pipeline and Hazardous Materials Safety Administration ("PHMSA") division of the U.S. Department of Transportation published [Docket No. PHMSA-2012-0082 (HM-251)] RIN 2137-AE91, Hazardous Materials: Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains ("HHFT"). In this final rule, the PHMSA and the Federal Railroad Administration, in coordination with Canada, adopted requirements designed to reduce the consequences and, in some instances, the probability, of accidents involving trains transporting large quantities of flammable liquids.

The final rule defines trains transporting large volumes of flammable liquids as HHFT, based on specifications set forth in the final rule, and regulates their operation in terms of speed restrictions, braking systems, and routing. The final rule also adopts safety improvements in tank car design standards, a sampling and classification program for unrefined petroleum-based products, and notification requirements. The revised tank car safety design standard applies to new tank cars constructed after October 1, 2015, and requires a half inch thick full-height head shield, minimum tank shell thickness of 9/16ths of an inch, minimum 11-gauge exterior jacket, thermal protection, a reclosing pressure relief device, top fittings protection and an enhanced bottom outlet valve.  Additionally, certain existing tank cars must be retrofitted on a prescribed schedule to the same standard as new tank cars with the exception of the minimum tank shell thickness.  The final rule also requires the use of electronically controlled pneumatic braking systems for high hazard flammable unit trains (“HHFUT”) by May 1, 2023, or by January 1, 2021, if transporting at least one packing group I flammable liquid. The final rule defines a HHFUT as a train comprised of at least 70 loaded tank cars containing Class 3 flammable liquids traveling at least 30 miles per hour.

Given the railcar design compliance requirements and timelines outlined in the new regulations, we expect that approximately 20% of our railcar fleet will require modification to comply with these new safety regulations during the latter part of their current leases. Non-jacketed DOT-111 tank cars in crude oil service will need to be modified to the new standard by May 1, 2017, for use in Canada and by January 1, 2018, for use in the United States. Non-jacketed CPC-1232 tank cars in crude oil service will need to be modified to the new standard by April 1, 2020. These same cars in ethanol service are generally allowed an additional three to five years to meet the new design standard. We do not anticipate a material impact to our ability to transport crude oil under our existing contracts. However, an inability to access a sufficient number of compliant railcars in the future could result in a decrease in railcar related revenues. We are currently working with our railcar suppliers and customers to further evaluate the impact of the new regulations on our fleet.

Initial Public Offering of Common Units
On October 15, 2014, we completed the IPO of 9,120,000 of our common units, currently representing a 42.8% limited partner interest in us, for proceeds of approximately $145 million after underwriting discounts, commissions and structuring fees. On the same date, we entered into a five-year, $300 million senior secured credit agreement, the Credit Agreement, comprised of a $200 million revolving credit facility, the Revolving Credit Facility, and a $100 million term loan, the Term Loan Facility, with Citibank, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement is a five-year committed facility that matures October 15, 2019, unless amended or extended. We also completed other transactions in connection with the closing of our IPO pursuant to which USD conveyed to us its ownership interests in each of its subsidiaries that own or operate the Hardisty, San Antonio and West Colton rail terminals and the railcar business. We retained the remaining approximately $36.8 million for general partnership purposes, including potentially funding acquisitions from USD and third parties and future growth projects. We also borrowed the Canadian equivalent of U.S. $100 million on our Term Loan Facility, which we distributed to USDG.

How We Generate Revenue
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to assist in resource allocation decisions and to assess operational performance.

Terminalling Services
Our terminalling services segment includes our Hardisty, San Antonio and West Colton rail terminals. Our Hardisty rail terminal is an origination terminal, which commenced operations in June 2014, that loads various grades of Canadian crude oil received from the Alberta Crude Oil Basin into railcars. The Hardisty terminal can load up to two 120-railcar unit trains per day and consists of a fixed loading rack with 30 railcar loading positions, a unit train staging area and loop tracks capable of holding five unit trains simultaneously. Our San Antonio rail terminal, completed in April 2010, is a unit train-capable destination terminal with capacity to transload up to 20,000 bpd of ethanol received from producers by rail onto trucks to meet local ethanol demand in San Antonio and Austin, Texas. The San Antonio rail terminal has 20 railcar offloading positions and three truck loading positions. Our West Colton rail terminal, completed in November 2009, is a unit train-capable destination terminal that can transload up to 13,000 bpd of ethanol received by rail from regional and other producers onto trucks to meet local demand in the San Bernardino and Riverside County-Inland Empire region of Southern California. The West Colton rail terminal has 20 railcar offloading positions and three truck loading positions. Substantially all of the capacity at our Hardisty rail terminal is contracted under multi-year, take-or-pay terminal services agreements that include minimum monthly commitment fees. Our San Antonio and West Colton rail terminals operate under traditional fee for service arrangements that provide for a fixed fee per gallon of ethanol offloaded at each terminal.

Fleet Services
Our fleet services segment provides customers of our rail terminals and others, including affiliates of USD, with access to railcars, as well as railcar-specific services associated with the transportation of crude oil, ethanol and other liquid hydrocarbons. We refer to these services as "fleet services," which may include, among other services, (1) the negotiation for and sourcing of railcars, (2) the maintenance of railcars in accordance with standard industry practice and applicable laws and regulations, (3) the management and tracking of railcar movements, (4) the regulatory, administrative and compliance reporting as required in connection with the movement of railcars, and (5) administrative, billing and other related services. As of March 31, 2015, our railcar fleet consisted of 3,393 active railcars plus an additional 356 railcars which are expected to be available for service in the second quarter of 2015. We do not own any railcars. Affiliates of USD lease 3,096 of the railcars in our fleet from third parties, including the additional 356 railcars expected to be available for service in the second quarter of 2015. We directly lease 653 railcars from third parties.We have entered into master fleet services agreements with a number of our rail terminal customers on a take-or-pay basis for periods ranging from five to nine years. We typically charge our customers, including affiliates of USD, monthly fees per railcar that include a component for railcar use (in the case of our directly leased railcar fleet) and a component for fleet services.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to evaluate our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) volumes; (ii) Adjusted EBITDA and DCF; and (iii) operating and maintenance expenses. We define Adjusted EBITDA and DCF below.

Volumes
The amount of Terminalling services revenue we generate depends on both minimum customer commitment fees and the volumes of crude oil and biofuels that we handle at our rail terminals in excess of those minimum commitments. These volumes are primarily affected by the supply of and demand for crude oil, refined products and biofuels in the markets served directly or indirectly by our assets, as well as the spreads between the benchmark prices for these products. Although customers at our Hardisty rail terminal have committed to minimum monthly fees under their terminal services agreements with us, which will generate the vast majority of our Terminalling services revenue, our results of operations will also be impacted by:

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net cash flows provided by (used in) operating activities and income (loss) from continuing operations:
Net cash flows provided by (used in) operating activities	$5,504	$(1,067)
Add (deduct):
Discontinued operations	—	225
Depreciation	(1,093)	(126)
Gain associated with derivative instruments	1,949	—
Settlement of derivative contracts	(894)	—
Amortization of deferred financing costs	(159)	(450)
Unit based compensation expense	(727)	—
Changes in accounts receivable and other assets	7,606	1,398
Changes in accounts payable and accrued expenses	526	1,124
Changes in deferred revenue and other liabilities	(9,511)	(1,950)
Changes in restricted cash	(1,160)	—
Net income (loss)	2,041	(846)
Add (deduct):
Interest expense	992	943
Depreciation	1,093	126
Provision for income taxes	22	6
EBITDA	4,148	229
Add (deduct):
Gain associated with derivative instruments	(1,949)	—
Settlement of derivative contracts	894	—
Unit based compensation expense	727	—
Foreign currency transaction loss (gain) (1)	(341)	130
Deferred revenue associated with minimum commitment fees (2)	6,830	—
Discontinued operations	—	(225)
Adjusted EBITDA	10,309	134
Add (deduct):
Cash paid for income taxes	(15)	(5)
Cash paid for interest	(1,014)	(446)
Distributable cash flow	$9,280	$(317)

(1)	Represents foreign exchange transaction expenses associated with our Canadian subsidiaries.

(2)
Represents deferred revenue associated with minimum monthly commitment fees in excess of throughput utilized, which fees are not refundable to the customers. Amounts presented are net of: (a) the corresponding prepaid Gibson pipeline fee that will be recognized as expense concurrently with the recognition of revenue; (b) approximately $2.6 million of previously deferred revenue generated in prior periods; and (c) approximately $0.7 million million of previously prepaid Gibson pipeline fees. Refer to additional discussion of these items in Notes 6 and 8 of our consolidated financial statements included in Part I, Item 1 of this report.

Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. Given that we generate a vast majority of our Adjusted EBITDA and DCF from our newly constructed Hardisty rail terminal, which was substantially completed on June 30, 2014, we do not expect to incur significant maintenance capital expenditures in the near term to maintain the operating capacity of our assets. We record routine maintenance expenses associated with operating our assets in "Selling, general and administrative" costs in our consolidated statements of operations. Our operating and maintenance expenses are comprised primarily of repairs and maintenance expenses, subcontracted rail expenses, utility costs, insurance premiums and related property taxes. In addition, our operating expenses include the cost of leasing railcars from third-party railcar suppliers and the shipping fees charged by railroads, which costs are generally passed through to our customers. Our expenses typically remain relatively stable, but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses.

General Trends and Outlook
We expect our business to continue to be affected by the key trends discussed in "Item 7. Management's Discussion and Analysis of Financial Condition—Factors That May Impact Future Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.
Factors Affecting the Comparability of Our Financial Results
Our future results of operations will not be comparable to our historical results of operations for the reasons described below.

Hardisty Operations and Discontinued Operations
Our historical results of operations include revenues and expenses related to (i) the construction of our Hardisty rail terminal, (ii) the operation of our San Antonio and West Colton rail terminals, (iii) our railcar fleet services and (iv) the operations of our Hardisty rail terminal, which commenced operations in June 2014. Costs incurred in the Predecessor periods with respect to the Hardisty rail terminal are primarily related to pre-operational activities.

Selling, General and Administrative Costs
Our historical results of operations included a $1.2 million management fee each year for the West Colton and San Antonio rail terminals. In addition, our historical selling, general and administrative costs included certain expenses allocated by our sponsor for corporate costs including insurance, professional fees, facilities, information services, human resources and other support departments, as well as direct expenses. These allocated expenses were charged or allocated to us primarily on the basis of direct usage when identifiable, with the remainder allocated evenly across the number of operating subsidiaries or allocated based on budgeted volumes or projected revenues. Our sponsor charges us for the management and operation of our assets, including an annual fee of approximately $2.5 million for 2015, for the provision of various centralized administrative services and allocated general and administrative costs and expenses incurred by them on our behalf.

We expect to incur unit based compensation expense associated with the phantom units granted to directors, officers and employees of our general partner pursuant to the USD Partners LP 2014 Long-Term Incentive Plan ("LTIP") and Class A units granted to certain executive officers and other key employees of our general partner. We recognize the expense associated with the outstanding phantom units and with each Class A Vesting Tranche ratably over its requisite service period. We also expect to continue to incur additional general and administrative expenses annually as a result of being a publicly traded partnership, consisting of costs associated with SEC reporting requirements, tax return and Schedule K-1 preparation and distribution, independent auditor fees, investor relations activities, Sarbanes-Oxley Act compliance, stock exchange listing, registrar and transfer agent fees, incremental director and officer liability insurance and director compensation. These additional general and administrative expenses are not reflected in our historical financial statements.

Income Tax Expense
Prior to our IPO, we were included in our sponsor’s consolidated U.S. federal income tax return, in which we were treated as an entity disregarded as separate from our sponsor for income tax purposes. Subsequent to the closing of the IPO, we are treated as a partnership for U.S. federal income tax purposes, with each partner being separately taxed on its share of taxable income; therefore, there is no U.S. federal income tax expense reflected in our Predecessor financial statements. However, our Hardisty rail terminal is subject to Canadian income and withholding taxes that result from taxable income and cash distributions generated by our Canadian operations and certain distributions from our Canadian subsidiaries. We anticipate paying income taxes on our Canadian income at a rate of 25% and will be required to pay withholding taxes on cash distributed to us from our Canadian subsidiaries at a rate of 5%. We have a Canadian loss carryover of approximately $6.5 million as of March 31, 2015 of which approximately $3.0 million could be applied towards future ordinary taxable income generated by our Canadian terminals and railcar businesses. We also have a loss carryover for U.S. federal income tax purposes of approximately $1.9 million as of March 31, 2015, all of which could be applied towards future ordinary taxable income generated by our U.S. railcar business. In addition, in order to maintain our status as a partnership for U.S. federal income tax purposes, we have elected to conduct a portion of our business, relating to railcar fleet services, in a subsidiary that is treated as a corporation for U.S. federal income tax purposes. We are in the process of requesting a ruling from the IRS upon which, if granted, we may rely with respect to the qualifying nature of the income from this business. If the IRS is unwilling or unable to provide a favorable ruling with respect to the income from our railcar fleet services business, we will be subject to corporate-level tax on the revenues generated by this business. Conversely, if the IRS does provide a favorable ruling, we may choose to conduct our future railcar fleet services business in a tax pass-through entity. Such restructuring may result in a significant, one-time tax liability and other costs, which may reduce our cash available for distribution in the short-term.

Financing
Historically, our operations were financed by cash generated from operations and intercompany loans from our sponsor. On October 15, 2014, in connection with the closing of our IPO, we entered into the five-year, $300.0 million Credit Agreement comprised of the $100.0 million Term Loan Facility (borrowed in Canadian dollars and maturing on July 14, 2019) and the $200.0 million Revolving Credit Facility (maturing on October 15, 2019), which will automatically be expanded to $300.0 million proportionately as the Term Loan Facility principal is reduced. As of May 13, 2015, we had $12.0 million drawn on our Revolving Credit Facility and the amount outstanding under our Term Loan Facility was unchanged from the balance presented at March 31, 2015 in our consolidated balance sheet.

We anticipate using our cash flows generated in Canada initially to repay borrowings under our Term Loan Facility and anticipate making equivalent borrowings under our revolving credit facility to fund distributions to our unitholders. Following repayment of the Term Loan Facility and absent the incurrence of additional Canadian debt, we anticipate distributing Canadian cash flows to partially fund distributions to our unitholders which could be subject to Canadian witholding taxes.

Cash Distributions
The board of directors of our general partner has adopted a policy for the partnership to make quarterly cash distributions in amounts equal to at least the minimum quarterly distribution of $0.2875 per common unit ($1.15 per unit on an annualized basis) to the extent we have sufficient available cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. Pursuant to this cash distribution policy, we will pay distributions no later than 60 days after the end of each quarter. We paid our initial distribution on February 13, 2015, which represented a prorated amount for the quarter ending December 31, 2014, to unitholders of record on February 9, 2015. On April 28, 2015, the board of directors of our general partner declared a distribution of $0.2875 per unit for the three months ended March 31, 2015. This distribution will be paid on May 15, 2015 to unitholders of record on May 11, 2015.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to assist in resource allocation decisions and to assess operational performance.

The following table sets forth our results of operations for the periods indicated.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating income
Terminalling services	$1,839	$(92)
Fleet services	769	193
Corporate and other	(1,843)	(93)
Total Operating income	765	8
Interest expense	992	943
Gain associated with derivative instruments	(1,949)	—
Foreign currency transaction (gain) loss	(341)	130
Provision for income taxes	22	6
Income (loss) from continuing operations	2,041	(1,071)
Income from discontinued operations	—	225
Net income (loss)	$2,041	$(846)

Summary Analysis of Operating Results
Three months ended March 31, 2015 compared to three months ended March 31, 2014
The changes in our operating results for the three months ended March 31, 2015, compared to our results for the three months ended March 31, 2014, were largely driven by the commencement of operations at our Hardisty rail terminal facility that occurred in June 2014. Our Hardisty rail terminal operations contributed approximately $1.5 million to the operating income of our Terminalling services business, while also contributing to the increased usage of our Fleet services business and generating additional operating income of approximately $0.6 million. The additional operating income provided by the Hardisty rail terminal was partially offset by additional selling, general and administrative costs, primarily related to our omnibus agreement and public partnership expenses that we do not allocate to our segments. Additionally our operating results for the three months ended March 31, 2015, were favorably affected by gains on our foreign currency derivative instrument contracts which we entered into in May 2014. A more comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS - BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services segment and the approximate average daily throughput volumes of our rail terminals for the periods indicated.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues
Terminalling services revenue	$8,387	$1,578
Railroad incentives	9	—
Total revenues	8,396	1,578
Operating costs
Subcontracted rail services	2,227	480
Pipeline fees	1,943	—
Selling, general and administrative	1,294	1,064
Depreciation	1,093	126
Total operating costs	6,557	1,670
Operating income (loss)	1,839	(92)
Interest expense	602	943
Gain associated with derivative instruments	(1,949)	—
Foreign currency transaction loss	46	130
Provision for income taxes	7	5
Income (loss) from continuing operations	$3,133	$(1,170)
Average daily terminal throughput (bpd)	35,072	13,919

Three months ended March 31, 2015 compared to three months ended March 31, 2014
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $6.8 million to $8.4 million for the three months ended March 31, 2015, from $1.6 million for the three months ended March 31, 2014. This increase is primarily due to the commencement of operations at our Hardisty rail terminal that occurred at the end of June 2014, which increased our average daily terminal throughput volumes by 21,370 barrels per day, or bpd.

Revenue for our Terminalling services segment for the three months ended March 31, 2015, excludes approximately $12.2 million of amounts associated with minimum monthly commitment fees we received as payment from our customers during the quarter that we have deferred and recognized as a short-term liability in our consolidated balance sheet. We have deferred recognizing this revenue in connection with the minimum monthly commitment fees paid by customers at our Hardisty rail terminal in excess of their actual throughput volumes due to the make-up rights we have granted them under their terminal services agreements with us. These make-up rights can be utilized by our customers for periods of up to six months to offset throughput volumes in excess of their minimum monthly commitments in future periods, to the extent capacity is available for the excess volume. We expect to recognize the deferred amounts as our customers use these rights, upon expiration of the make-up period, or when our customers' ability to utilize those rights is determined to be remote. We recognized approximately $2.6 million of previously deferred revenues during three months ended March 31, 2015.

Railroad Incentive Payments
We earned approximately $9 thousand of railroad incentive payments during the three months ended March 31, 2015 in connection with the loading of railcars at our Hardisty rail terminal.

Operating Costs
The operating costs of our Terminalling services segment increased $4.9 million to $6.6 million for the three months ended March 31, 2015, as compared with $1.7 million for the three months ended March 31, 2014. The increase is primarily due to the commencement of operations of our Hardisty rail terminal in June 2014, which resulted in the following changes for the three months ended March 31, 2015, compared with the three months ended March 31, 2014: (i) an increase of $1.7 million in Subcontracted rail services costs, (ii) an increase of $1.9 million in Pipeline fees, (iii) an increase of $0.2 million in Selling, general and administrative expense, and (iv) an increase of $1.0 million in Depreciation expense.

SSubcontracted rail services. Subcontracted rail services costs increased $1.7 million to $2.2 million for the three months ended March 31, 2015, from $0.5 million for the three months ended March 31, 2014, primarily due to additional costs incurred in Canada related to operating activity at the Hardisty rail terminal.

Pipeline fees. Pipeline fees were $1.9 million for the three months ended March 31, 2015, due to the operations at our Hardisty rail terminal. The pipeline fees we incur are derived from a collaborative arrangement that we have with Gibson whereby we pay fees to Gibson for the transportation of crude oil on their pipeline to the Hardisty rail terminal. We did not have any pipeline fees in the three months ended March 31, 2014.

Selling, general and administrative. Selling, general and administrative expenses increased $0.2 million to $1.3 million for three months ended March 31, 2015, from $1.1 million for the three months ended March 31, 2014. The increase is primarily due to the commencement of operations of our Hardisty rail terminal in June 2014.

Depreciation. Depreciation expense increased $1.0 million to $1.1 million for the three months ended March 31, 2015, from $0.1 million for the three months ended March 31, 2014, primarily associated with the Hardisty rail terminal assets that were not in service or being depreciated during the three months ended March 31, 2014.

Other Expenses
Interest expense. Interest expense for our Terminalling services segment decreased by $0.3 million to $0.6 million for the three months ended March 31, 2015, from $0.9 million for the three months ended March 31, 2014, primarily due to less weighted average debt outstanding for the three months ended March 31, 2015 bearing interest at a lower rate than the outstanding indebtedness during the three months ended March 31, 2014.

Gain associated with derivative instruments. We have derivative financial instruments in place to mitigate our exposure to fluctuations in foreign currency exchange rates, specifically between the U.S. dollar and Canadian dollar arising from our Hardisty rail terminal operations. We record all our derivative financial instruments in our consolidated financial statements at fair market value, which we adjust each period for changes in the fair market value, or "mark to market." Due to the continuing strength of the U.S. dollar relative to the Canadian dollar, we recorded a gain of $1.9 million for the three months ended March 31, 2015, in our Terminalling services segment based upon the change in fair value of our derivative contracts. We did not have these derivative arrangements in place during the three months ended March 31, 2014.

Foreign currency transaction loss. Our Terminalling services segment recognized foreign currency transaction losses of $46 thousand for the three months ended March 31, 2015, as compared with $130 thousand for the three months ended March 31, 2014, primarily due to routine intercompany transactions associated with the operations of our Hardisty rail terminal.

Provision for income taxes. Provision for income taxes for our Terminalling services segment was slightly higher at $7 thousand for the three months ended March 31, 2015, as compared with $5 thousand for the three months ended March 31, 2014, and consists primarily of state franchise taxes associated with our ethanol terminals and foreign minimum corporate tax.

FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues
Fleet leases	$3,088	$2,174
Fleet services	1,028	455
Freight and other reimbursables	996	1,278
Total revenues	5,112	3,907
Operating costs
Fleet leases	3,088	2,174
Freight and other reimbursables	996	1,278
Selling, general and administrative	259	262
Total operating costs	4,343	3,714
Operating income	769	193
Foreign currency transaction loss	23	—
Provision for income taxes	15	1
Income from continuing operations	$731	$192

Three months ended March 31, 2015 compared to three months ended March 31, 2014
Revenues
Revenues from our Fleet services segment increased $1.2 million to $5.1 million for the three months ended March 31, 2015, from $3.9 million for the three months ended March 31, 2014. The increase was attributable to a $0.9 million increase in Fleet leases and a $0.6 million increase in Fleet services, which were partially offset by a $0.3 million decrease in Freight and other reimbursables revenue. The additional revenues are primarily driven by the additional railcar leases and services provided to customers of our Hardisty rail terminal, which was not in service during the three months ended March 31, 2014.

Fleet leases. Fleet leases revenue increased $0.9 million to $3.1 million for the three months ended March 31, 2015, from $2.2 million for the three months ended March 31, 2014, primarily due to additional railcars leased by customers of our Hardisty rail terminal.

Fleet services. Fleet services revenue increased $0.6 million to $1.0 million for the three months ended March 31, 2015, from $0.5 million for the three months ended March 31, 2014, primarily due to an increase in railcar services provided to customers of our Hardisty rail terminal, including an affiliate of USD.

Freight and other reimbursables. Freight and other reimbursables revenues decreased $0.3 million to $1.0 million for the three months ended March 31, 2015, from $1.3 million for three months ended March 31, 2014, as we incurred less railroad freight fees on behalf of certain customers, primarily associated with the delivery and shipment of railcars in connection with operations at our Hardisty rail terminal. These freight fees are generally reimbursed by our customers. Freight and other reimbursables revenues were exactly offset by Freight and other reimbursables costs payable to the railroads.

Operating Costs
Operating costs of our fleet services segment increased $0.6 million to $4.3 million for the three months ended March 31, 2015, from $3.7 million for the three months ended March 31, 2014, primarily due to an increase of $0.9 million in Fleet leases costs, which were partially offset by a decrease of $0.3 million in Freight and other reimbursables costs, while Selling, general and administrative expenses remained flat. Consistent with changes in revenue of our Fleet Services segment, the changes in operating costs are primarily driven by the additional railcar leases and related costs incurred for services provided to customers of our Hardisty rail terminal, which was not in service during the three months ended March 31, 2014.

Fleet leases costs. Fleet leases costs increased $0.9 million to $3.1 million for the three months ended March 31, 2015, from $2.2 million for the three months ended March 31, 2014, primarily due to the additional railcars leased on behalf of customers of our Hardisty rail terminal.

Freight and other reimbursables costs. Freight and other reimbursables costs decreased $0.3 million to $1.0 million for the three months ended March 31, 2015, from $1.3 million for the three months ended March 31, 2014, as we incurred less railroad freight fees on behalf of customers, primarily associated with the delivery and shipment of railcars in connection with operations at our Hardisty rail terminal. These freight fees are generally reimbursed by our customers. Freight and other reimbursables costs were exactly offset by Freight and other reimbursables revenues.

Selling, general and administrative. Selling, general and administrative expenses for our Fleet services segment were flat at $0.3 million for the three months ended March 31, 2015, and for the three months ended March 31, 2014.

Depreciation. Our Fleet services segment does not own any significant amounts of property upon which to record depreciation expense and, as a result, did not incur depreciation expense for either of the three months ended March 31, 2015 or 2014.

Other Expenses
Provision for income taxes. Provision for income taxes for our Fleet services segment was $15 thousand and $1 thousand for the three months ended March 31, 2015 or 2014, respectively, primarily due to the provision for state franchise taxes.

Segment Adjusted EBITDA
Our chief operating decision maker ("CODM"), regularly reviews financial information about both segments in deciding how to allocate resources and evaluate performance. Our CODM assesses segment performance based on net income before depreciation and amortization, interest and other income, interest and other expense, unrealized gains and losses associated with derivative instruments, foreign currency transaction gains and losses, income taxes, non-cash expense related to our equity compensation programs, discontinued operations, adjustments related to deferred revenue associated with minimum monthly commitment fees and other items which management does not believe reflect the underlying performance of our business ("Segment Adjusted EBITDA").

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Adjusted EBITDA
Terminalling services	$10,656	$34
Fleet services	769	193
Corporate activties (1)	(1,116)	(93)
Total Adjusted EBITDA	10,309	134
Add (deduct):
Interest expense	(992)	(943)
Depreciation	(1,093)	(126)
Provision for income taxes	(22)	(6)
Gain associated with derivative instruments	1,949	—
Settlement of derivative contracts	(894)	—
Unit based compensation expense	(727)	—
Foreign currency transaction gain (loss) (2)	341	(130)
Deferred revenue associated with minimum commitment fees (3)	(6,830)	—
Income (loss) from continuing operations	$2,041	$(1,071)

(1)	Corporate activities represents corporate and financing transactions that are not allocated to the established reporting segments.

(2)	Represents foreign exchange transactional expenses associated with our Canadian subsidiaries.

(3)
Represents deferred revenue associated with minimum monthly commitment fees in excess of throughput utilized, which fees are not refundable to the customers. Amounts presented are net of: (a) the corresponding prepaid Gibson pipeline fee that will be recognized as expense concurrently with the recognition of revenue; (b) approximately $2.6 million of previously deferred revenue generated in prior periods; and (c) approximately $0.7 million of previously prepaid Gibson pipeline fees. Refer to additional discussion of these items in Notes 6 and 8 of our consolidated financial statements included in Part I, Item 1 of this report.

Terminalling Services Segment
Adjusted EBITDA from our Terminalling services segment increased $10.6 million to $10.7 million for the three months ended March 31, 2015, from $34 thousand for the three months ended March 31, 2014. The increase is primarily the result of operating activity at our Hardisty rail terminal, which was not in service during the three months ended March 31, 2014. Each of the components of Adjusted EBITDA included in the above table are primarily attributable to the operating activity of our Hardisty rail terminal during the three months ended March 31, 2015.

Fleet Services Segment
Adjusted EBITDA from our Fleet services segment increased $0.6 million to $0.8 million in the three months ended March 31, 2015, compared to $0.2 million in the three months ended March 31, 2014, primarily due to the provision of fleet services related to railcars used at our Hardisty rail terminal, which commenced operations on June 30, 2014.

Discontinued Operations
On December 12, 2012, USDG sold all of its membership interests in five of its subsidiaries included in our Terminalling services segment to a large energy transportation, terminalling and pipeline company, which we refer to as the "Acquirer". In conjunction with this sale, we ceased the operations of another subsidiary, USDS, which primarily provided loading and unloading services to the Acquirer, pursuant to a service agreement. Effective at the closing date of this sale, USDS assigned or terminated any obligations it had in relation to its operations, but continued to receive indirect cash flows. These indirect cash flows were recorded as income from discontinued operations and were $0 and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. We have not participated in any revenue producing activities with respect to USDS, and the cash flows terminated upon the expiration of the assigned service agreement on February 15, 2015.

LIQUIDITY AND CAPITAL RESOURCES
Our principal liquidity requirements are to make distributions to our unitholders, finance current operations, fund capital expenditures, including potential acquisitions and the costs to construct new assets, and service our debt. Historically, our operations were financed by cash generated from operations, borrowings under our sponsor's credit facility and intercompany loans from our sponsor.

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

The following table presents our available liquidity :

	March 31, 2015	December 31, 2014
	(in millions)
Cash and cash equivalents	$38.0	$40.2
Aggregate borrowing capacity under Credit Agreement	300.0	300.0
Less: Term Loan Facility amounts outstanding	66.9	81.4
Revolving Credit Facility amounts outstanding	6.0	—
Letters of credit outstanding	—	—
Total available liquidity	$265.1	$258.8

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

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$5,504	$(1,067)
Investing activities	(422)	(13,776)
Financing activities	(7,120)	(6,969)
Discontinued operations	—	26,748
Effect of exchange rates on cash	(235)	(6)
Net increase (decrease) in cash and cash equivalents	$(2,273)	$4,930

Operating Activities
Net cash provided by operating activities increased by $6.6 million to $5.5 million for the three months ended March 31, 2015, as compared with a net use of cash of $1.1 million for the three months ended March 31, 2014. The increase was primarily due to the increase in net income and the net changes in working capital associated with the operations of our Hardisty rail terminal, which was fully operational during the three months ended March 31, 2015 and not in service during three months ended March 31, 2014.

Investing Activities
Net cash used in investing activities decreased by $13.4 million to $0.4 million for the three months ended March 31, 2015, from $13.8 million for the three months ended March 31, 2014. The decrease was associated with the development of the Hardisty rail terminal during the three months ended March 31, 2014, which was fully operational during the three months ended March 31, 2015.

Financing Activities
Net cash used in financing activities increased to $7.1 million for the three months ended March 31, 2015, from $7.0 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, we paid cash distributions of $5.2 million and repaid $7.9 million in U.S. dollars, the Canadian equivalent of $10 million, on our Term Loan Facility, which were partially offset by $6.0 million of proceeds from borrowing on our Revolving Credit Facility. During the three months ended March 31, 2014, we paid cash distributions of $23.9 million, primarily derived from discontinued operations, and financing costs of $0.8 million, which were partially offset by $17.7 million of loan proceeds receive from our sponsor for construction of the Hardisty rail terminal.

Discontinued Operations
We have not generated any cash from discontinued operations during the three months ended March 31, 2015, nor do we anticipate deriving any cash flow from discontinued operations in the future. During the three months ended March 31, 2014, we generated $26.7 million of cash flow from discontinued operations primarily associated with the 2014 release of escrow funds related to the sale five of our subsidiaries in December 2012.

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

Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital or investment capital expenditures. Our historical accounting records did not differentiate between expansion, maintenance and investment capital expenditures. We did not incur any maintenance capital expenditures during the three months ended March 31, 2015. Based on the nature of our operations, our assets typically require minimal to no maintenance capital expenditures. We record our routine maintenance expenses associated with our assets in "Selling, general and administrative" costs in our consolidated statements of operations. Our total growth capital expenditures for the three months ended March 31, 2015 amounted to $0.4 million and were primarily related to enhancements made to our Hardisty rail terminal to increase load pressure and provide for alternative power source to keep the terminal operational in the event of a power loss. We expect to fund future capital expenditures from cash on our balance sheet, cash flow generated from our operations, borrowings under our Revolving Credit Facility, the issuance of additional partnership units or debt offerings.

Distributions
The board of directors of our general partner has adopted a policy for the partnership to make quarterly cash distributions in amounts equal to at least the minimum quarterly distribution of $0.2875 per unit per quarter, to the extent we have sufficient available cash from operations after establishment of cash reserves and payment of fees and expenses. Payment of the minimum quarterly distribution of $0.2875 per unit equates to approximately $6.1 million per quarter, or $24.5 million per year, based on the number of common, Class A, subordinated, and general partner units outstanding as of May 11, 2015. We do not have a legal obligation to distribute any particular amount per common unit, and members of our general partner’s board of directors appointed by Energy Capital Partners, if any, must approve any distributions made by us.

Credit Agreement
In connection with our IPO, we entered into the five-year, $300.0 million Credit Agreement comprised of the $200.0 million Revolving Credit Facility and $100.0 million Term Loan Facility (borrowed in Canadian dollars) with Citibank, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement is a five year committed facility that matures October 15, 2019, unless amended or extended. As of March 31, 2015 and December 31, 2014, we had $72.9 million and $81.4 million, respectively, outstanding under the terms of our Credit Agreement.

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

The Term Loan Facility is guaranteed by USDG. The guaranty by USDG includes a covenant that USDG maintain a net worth (without taking into account its interests in us (either directly or indirectly)) greater than the outstanding amount of the term loan and if such covenant is breached and not cured within a certain amount of time, the interest rate on the term loan increases by an additional 1%. The Term Loan Facility is not subject to any scheduled amortization. Mandatory prepayments of the term loan are required from certain non-ordinary course asset sales subject to customary exceptions and reinvestment rights.

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

•
Consolidated Total Leverage Ratio of not greater than 4.50 to 1.00 (or 5.00 to 1.00 at any time after we have issued at least $150.0 million of unsecured notes). In addition, upon the consummation of a Material Acquisition (as defined in the Credit Agreement), for the fiscal quarter in which the Material Acquisition is consummated and for two fiscal quarters immediately following such fiscal quarter (the “Material Acquisition Period”), if elected by us by written notice to the Administrative Agent given on or prior to the date of such acquisition, the maximum permitted ratio shall be increased by 0.50 to 1.00 above the otherwise relevant level; and

•
after we have issued at least $150.0 million of unsecured notes, a Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.50 to 1.00 (or 4.00 to 1.00 during a Material Acquisition Period).

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

As of March 31, 2015 and December 31, 2014, we were in compliance with all of the covenants set forth in our Credit Agreement.

Credit Risk

Our exposure to credit risk may be affected by the concentration of customers due to changes in economic or other conditions. Our customers' businesses react differently to changing conditions. We believe that our credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for amounts that may be uncollectible in the future.

SUBSEQUENT EVENTS
Distribution to Partners
On April 28, 2015, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a cash distribution payable of $0.2875 per unit for the three months ended March 31, 2015. The distribution will be paid on May 15, 2015 to unitholders of record on May 11, 2015. The cash distribution represents our targeted minimum quarterly distribution of $0.28750 per unit, or $1.15 per unit on an annualized basis, for the period from January 1, 2015 through March 31, 2015. The distribution will include payment of $2.6 million to our public common unitholders, $63,250 to the Class A unitholders, an aggregate of $3.3 million to USDG as the holders of common units and our subordinated units and $122,786 to USD Partners GP LLC for their general partner interest.

RECENT ACCOUNTING PRONOUNCEMENTS - NOT YET ADOPTED
EPU Calculations for MLPs
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-06, which amends the FASB Accounting Standards Codification section 260 as it relates to the application of the two-class method of computing earnings per share by master limited partnerships. The guidance specifically requires that earnings or losses of a transferred business prior to the date of a dropdown transaction be allocated entirely to the general partner in computing earnings per unit and provide qualitative disclosures about how the rights to the earnings or losses before and after the dropdown differ for purposes of computing earnings per unit. This pronouncement is effective for fiscal years beginning after December 15, 2015 and should be applied retrospectively for all financial statements presented, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Interest - Imputation of Interest
In April 2015, the FASB issued Accounting Standards Update No. 2015-03 which simplifies the presentation of debt issuance costs. Under the new standard, debt issuance costs are required to be presented as a reduction of the carrying amount of the related liability, rather than as an asset. This pronouncement is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We do not expect that our adoption of this pronouncement will have a material impact on our consolidated financial statements.

Consolidation
In February 2015, the FASB issued Accounting Standards Update No. 2015-02 which changes the consolidation analysis for all reporting entities, but primarily affects the consolidation of limited partnerships and their equivalents. All reporting entities that hold a variable interest in other legal entities will be required to reassess their consolidation conclusions and and potentially revise their disclosures. This pronouncement is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact, if any, that this pronouncement will have on our consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENTS
In the normal course of business, we are a party to off-balance sheet arrangements relating to various operating leases and railcar lease agreements, whereby we have agreed to assign payment and obligations to affiliates of USD that are not consolidated with us. We have also entered into agreements to provide administrative services to these special purpose entities for fixed servicing fees and reimbursement of out-of-pocket expenses. The purpose of these transactions is to remove the risk of non-payment by our railcar lessees from negatively impacting our financial condition and results of operations. For more information on these special purpose entities see the discussion of our relationship with the variable interest entities described in Note 7 to our consolidated financial statements included in Part I, Item 1 of this report. Liabilities related to these arrangements are generally not reflected in our consolidated balance sheets, and we do not expect any material impact on our cash flows, results of operations or financial condition as a result of these off-balance sheet arrangements.

Related party sales to the VIEs were $0.9 million and $0.4 million during the three months ended March 31, 2015 and 2014, respectively. These sales are recorded in "Fleet services - related party" in the accompanying consolidated statements of operations.
Related party deferred revenues from the special purpose entities were $2.8 million and $2.5 million as of March 31, 2015 and December 31, 2014, respectively, which are recorded in "Deferred revenue—related party" in the accompanying consolidated balance sheets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We have not had any material changes in our market risk exposure that would affect the quantitative and qualitative disclosures presented in item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Changes in Internal Controls over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No material changes to such risk factors have occurred during the three months ended March 31, 2015.
Item 6. Exhibits.
Reference is made to the "Index of Exhibits" following the signature page, which we hereby incorporate into this Item.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	May 14, 2015	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	May 14, 2015	By:	/s/ Adam Altsuler
Adam Altsuler Chief Financial Officer (Principal Financial Officer)

Index of Exhibits
Exhibit Number	Description

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