Form 10-Q
period 2015-06-30
USD Partners LP
filed 2015-08-12
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐    NO  ☒
As of August 11, 2015, there were 10,213,545 common units, 10,463,545 subordinated units, 185,000 Class A units and 427,083 general partner units outstanding.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q, or this “Report,” to “USD Partners,” “USDP,” “the Partnership,” “we,” “us,” “our,” or like terms used in the present tense or prospectively (beginning October 15, 2014) refer to USD Partners LP and its subsidiaries. References in this Report to “the Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to October 15, 2014), refer to the following subsidiaries, collectively, that were contributed to USD Partners in connection with our initial public offering of 9,120,000 common units that we completed on October 15, 2014, the “IPO”: San Antonio Rail Terminal LLC, USD Logistics Operations GP LLC, USD Logistics Operations LP, USD Rail LP, USD Rail Canada ULC, USD Rail International, USD Terminals Canada ULC, USD Terminals International and West Colton Rail Terminal LLC. The Predecessor also includes the membership interests in the following five subsidiaries of USD which operated crude oil rail terminals that were sold in December 2012: Bakersfield Crude Terminal LLC, Eagle Ford Crude Terminal LLC, Niobrara Crude Terminal LLC, St. James Rail Terminal LLC, and Van Hook Crude Terminal LLC, collectively known as the “Discontinued Operations”.

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

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in general economic conditions; (2) the effects of competition, in particular, by pipelines and other terminalling facilities; (3) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (4) the supply of, and demand for, crude oil and biofuel rail terminalling services; (5) our limited history as a separate public partnership; (6) the price and availability of debt and equity financing; (7) hazards and operating risks that may not be covered fully by insurance; (8) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (9) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (10) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations that may increase our costs; and (11) our ability to successfully identify and finance acquisitions and other growth opportunities. For additional factors that may affect our results, see “Item 1A. Risk Factors” included elsewhere in this Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and our subsequently filed Quarterly Reports on Form 10-Q, which are available to the public over the Internet at the U.S. Securities and Exchange Commission’s (SEC), website (www.sec.gov) and at our website (www.usdpartners.com).

i

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited; in thousands, except per unit amounts)
Revenues
Terminalling services	$14,279	$1,870	$22,666	$3,448
Terminalling services — related party	1,803	—	1,803	—
Railroad incentives	18	—	27	—
Fleet leases	1,906	2,422	3,784	4,596
Fleet leases — related party	1,011	—	2,221	—
Fleet services	155	137	311	238
Fleet services — related party	670	364	1,542	718
Freight and other reimbursables	531	614	1,487	1,702
Freight and other reimbursables — related party	22	29	62	219
Total revenues	20,395	5,436	33,903	10,921
Operating costs
Subcontracted rail services	2,222	1,629	4,449	2,109
Pipeline fees	4,460	—	6,403	—
Fleet leases	2,917	2,422	6,005	4,596
Freight and other reimbursables	553	643	1,549	1,921
Selling, general and administrative	2,233	1,474	4,450	2,008
Selling, general and administrative — related party	1,107	920	2,286	1,805
Depreciation	1,096	128	2,189	254
Total operating costs	14,588	7,216	27,331	12,693
Operating income (loss)	5,807	(1,780)	6,572	(1,772)
Interest expense	995	1,041	1,987	1,984
Loss (gain) associated with derivative instruments	218	802	(1,731)	802
Foreign currency transaction loss (gain)	(42)	558	(383)	688
Income (loss) from continuing operations before provision for income taxes	4,636	(4,181)	6,699	(5,246)
Provision for income taxes	1,984	18	2,006	24
Income (loss) from continuing operations	2,652	(4,199)	4,693	(5,270)
Discontinued operations
Income (loss) from discontinued operations	—	(194)	—	31
Net income (loss)	$2,652	$(4,393)	$4,693	$(5,239)
Net income (loss) attributable to limited partner interest
Income (loss) from continuing operations	$2,599	$(4,115)	$4,599	$(5,165)
Income (loss) from discontinued operations	—	(191)	—	30
Net income (loss) attributable to limited partner interest	$2,599	$(4,306)	$4,599	$(5,135)
Basic and diluted earnings per common unit (Note 4)
Income (loss) from continuing operations	$0.13	$(0.35)	$0.22	$(0.44)
Income (loss) from discontinued operations	—	(0.02)	—	—
Net income (loss) per common unit (basic and diluted)	$0.13	$(0.37)	$0.22	$(0.44)
Weighted average common units outstanding - basic	10,214	1,094	10,214	1,094
Basic and diluted earnings per subordinated unit (Note 4)
Income (loss) from continuing operations	$0.13	$(0.35)	$0.22	$(0.44)
Income (loss) from discontinued operations	—	(0.02)	—	—
Net income (loss) per subordinated unit (basic and diluted)	$0.13	$(0.37)	$0.22	$(0.44)
Weighted average subordinated units outstanding	10,464	10,464	10,464	10,464

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited; in thousands)
Net income (loss)	$2,652	$(4,393)	$4,693	$(5,239)
Other comprehensive income (loss) — foreign currency translation, net of income tax expense (benefit) of $(51), $655 thousand, $87 and $684 thousand, respectively	(94)	1,216	162	1,270
Comprehensive income (loss)	$2,558	$(3,177)	$4,855	$(3,969)

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(unaudited; in thousands)
Cash flows from operating activities:
Net income (loss)	$4,693	$(5,239)
Less: Income from discontinued operations	—	31
Income (loss) from continuing operations	4,693	(5,270)
Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities:
Depreciation	2,189	254
Loss (gain) associated with derivative instruments	(1,731)	802
Settlement of derivative contracts	1,678	—
Bad debt expense	—	610
Amortization of deferred financing costs	319	657
Unit based compensation expense	1,401	—
Deferred income taxes	878	—
Changes in operating assets and liabilities:
Accounts receivable	1,241	(2,105)
Accounts receivable — related party	(2,688)	402
Prepaid expenses and other current assets	(4,040)	(894)
Accounts payable and accrued expenses	(1,603)	2,350
Deferred revenue and other liabilities	11,762	4,642
Deferred revenue — related party	867	219
Change in restricted cash	323	—
Net cash provided by operating activities	15,289	1,667
Cash flows from investing activities:
Additions of property and equipment	(733)	(30,327)
Purchase of derivative contracts	(1,167)	(466)
Net cash used in investing activities	(1,900)	(30,793)
Cash flows from financing activities:
Proceeds from borrowings on BOK credit facility	—	65,986
Payments for deferred financing costs	—	(1,023)
Contributions	—	12,249
Distributions	(11,414)	—
Proceeds from long-term debt	12,000	—
Repayment of long-term debt	(16,018)	—
Repayment of loan from parent	—	(49,747)
Net cash provided by (used in) financing activities	(15,432)	27,465
Cash provided by (used in) discontinued operations:
Net cash used in operating activities	—	(2,501)
Net cash provided by investing activities	—	29,473
Net cash used in financing activities	—	(31)
Net cash provided by discontinued operations	—	26,941
Effect of exchange rates on cash	(318)	1,010
Net change in cash and cash equivalents	(2,361)	26,290
Cash and cash equivalents – beginning of period	40,249	6,151
Cash and cash equivalents – end of period	$37,888	$32,441

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited; in thousands, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$37,888	$40,249
Restricted cash	5,785	6,490
Accounts receivable, net	2,782	4,221
Accounts receivable — related party	2,179	134
Prepaid expenses and other current assets	15,460	10,370
Note receivable — related party	2,327	2,472
Total current assets	66,421	63,936
Property and equipment, net	78,701	84,059
Other non-current assets	5,248	5,657
Total assets	$150,370	$153,652

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$2,749	$3,875
Accounts payable — related party	—	492
Deferred revenue, current portion	26,213	15,540
Deferred revenue, current portion — related party	5,863	5,256
Other current liabilities	2,083	877
Total current liabilities	36,908	26,040
Long-term debt	72,385	81,358
Deferred revenue, net of current portion	2,839	3,656
Deferred revenue, net of current portion — related party	1,917	1,931
Non-current deferred income tax liability	876	—
Total liabilities	114,925	112,985
Commitments and contingencies (Note 10)
Partners' capital
Common units (10,213,545 authorized and issued at June 30, 2015 and December 31, 2014)	125,369	128,097
Class A units (250,000 authorized, 185,000 issued at June 30, 2015 and 220,000 issued at December 31, 2014)	1,329	550
Subordinated units (10,463,545 authorized and issued at June 30, 2015 and December 31, 2014)	(91,280)	(87,978)
General partner units (427,083 authorized and issued at June 30, 2015 and December 31, 2014)	(30)	103
Accumulated other comprehensive income (loss)	57	(105)
Total partners' capital	35,445	40,667
Total liabilities and partners' capital	$150,370	$153,652

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Six Months Ended June 30,
	2015		2014
	Units	Amount	Units	Amount
	(unaudited; in thousands, except unit amounts)
Common units
Beginning balance	10,213,545	$128,097	—	$—
Net income	—	2,250	—	—
Unit based compensation expense	—	499	—	—
Distributions	—	(5,477)	—	—
Ending balance	10,213,545	125,369	—	—
Class A units
Beginning balance	220,000	550	—	—
Net income	—	40	—	—
Unit based compensation expense	—	1,083	—	—
Forfeited units	(35,000)	(245)	—	—
Distributions	—	(99)	—	—
Ending balance	185,000	1,329	—	—
Subordinated units
Beginning balance	10,463,545	(87,978)	—	—
Net income	—	2,309	—	—
Distributions	—	(5,611)	—	—
Ending balance	10,463,545	(91,280)	—	—
General Partner
Beginning balance	427,083	103	—	—
Net income	—	94	—	—
Distributions	—	(227)	—	—
Ending balance	427,083	(30)	—	—
Predecessor Partner Interest
Beginning balance		—		4,003
Net loss		—		(5,239)
Contribution		—		12,218
Distributions		—		—
Ending balance		—		10,982
Accumulated other comprehensive income (loss)
Beginning balance		(105)		(1,400)
Cumulative translation adjustment		162		1,270
Ending balance		57		(130)
Total partners’ capital at June 30,		$35,445		$10,852

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

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position as of June 30, 2015, our results of operations for the three and six months ended June 30, 2015 and 2014, and our cash flows for the six months ended June 30, 2015 and 2014. We derived our consolidated balance sheet as of December 31, 2014, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our results of operations for the three and six months ended June 30, 2015 and 2014, should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

We denote amounts denominated in Canadian dollars that are disclosed within these consolidated financial statements with "C$" immediately prior to the stated amount.

Prior to the completion of our initial public offering, or IPO, on October 15, 2014, our financial position, results of operations and cash flows consisted of the Predecessor, which represented a combined reporting entity. Subsequent to the IPO, our financial position, results of operations and cash flows consist of consolidated USDP activities and balances. The assets and liabilities in our consolidated financial statements have been reflected on a historical cost basis, as prior to the IPO all of the assets and liabilities presented were wholly-owned by USDG and its affiliates and were transferred within the USDG consolidated group.

Initial Public Offering
On October 15, 2014, we completed the initial public offering of 9,120,000 of our common units, currently representing a 42.8% limited partner interest in us, for proceeds of approximately $145 million after underwriting discounts, commissions and structuring fees. USDG, a wholly-owned subsidiary of USD, retained a significant ownership interest in us through its current ownership of an aggregate 54.3% limited partner interest and its ownership of our general partner, USD Partners GP LLC, which owns all of our general partner units and all of our incentive distribution rights. Our common units began trading on October 9, 2014, on the New York Stock Exchange, or NYSE, under the ticker symbol USDP.

Comparative Amounts
We have made certain reclassifications to the amounts reported in the prior year to conform with the current year presentation. None of these reclassifications have an impact on our operating results, cash flows or financial position.

2. RESTRICTED CASH
We include in restricted cash on our consolidated balance sheets amounts representing a cash account for which the use of funds is restricted by the collaborative agreement with Gibson Energy Partnership, or Gibson, that we entered into during 2014 in connection with the development of our Hardisty rail terminal. The collaborative arrangement is further discussed in Note 9. Collaborative Arrangement. As of June 30, 2015 and December 31, 2014 we had restricted cash balances of $5.8 million and $6.5 million, respectively, for undistributed amounts retained in our joint revenue collection bank account.

3. ACCOUNTS RECEIVABLE
Accounts receivable are derived from amounts we have billed to our customers, which include crude oil producing and petroleum refining companies, as well as marketers of petroleum, petroleum products and biofuels, for services we have provided. We perform ongoing credit evaluations of our customers. When appropriate, we use the specific identification method to estimate allowances for doubtful accounts based on our customers’ financial condition and collection history, as well as other pertinent factors. Accounts are written-off against the allowance when significantly past due and we have deemed uncollectible. We had an allowance for doubtful accounts of approximately $23 thousand and $24 thousand at June 30, 2015 and December 31, 2014, respectively. We did not incur any bad debt expense for the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, we recognized $1.0 million in bad debt expense, of which $0.6 million was included in "Selling, general and administrative" within continuing operations resulting from unrecovered reimbursable freight costs related to the initial delivery of railcars in support of our Hardisty rail terminal. The remaining $0.4 million was included in "Income (loss) from discontinued operations" in the consolidated statements of operations.

4. NET INCOME PER LIMITED PARTNER INTEREST
We allocate our net income among our general partner and limited partners using the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, we allocate our net income, to our limited partners, our general partner and holder of our incentive distribution rights, the IDRs, in accordance with the terms of our partnership agreement. We also allocate any earnings in excess of distributions to our limited partners, our general partner and holder of the IDRs in accordance with the terms of our partnership agreement based on their respective proportionate ownership interests in us, after taking into account distributions to be paid with respect to the IDRs, as set forth in our partnership agreement. We allocate any distributions in excess of earnings for the period to our limited partners and general partner based on their respective proportionate ownership interests in us, after taking into account distributions to be paid with respect to the IDRs, as set forth in our partnership agreement.

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Over Third Target Distribution	In excess of $0.431250	50%	50%

(1)    Assumes our general partner maintains a 2% general partner interest in us.

We determined basic and diluted net income (loss) per limited partner unit as set forth in the following tables:

	Three Months Ended June 30, 2015
	Common Units	Subordinated Units	Class A Units	General Partner	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$1,270	$1,305	$24	$53	$2,652
Less: Distributable earnings (2)	3,017	3,091	55	126	6,289
Distributions in excess of earnings	$(1,747)	$(1,787)	$(31)	$(73)	$(3,638)
Weighted average units outstanding (3)	10,214	10,464	213	427	21,317
Distributable earnings per unit (4)	$0.30	$0.30	$0.26
Overdistributed earnings per unit (5)	(0.17)	(0.17)	(0.14)
Net income per limited partner unit (basic and diluted)	$0.13	$0.13	$0.12

(1)
Represents earnings allocated to each class of units based on the percentage ownership in the Partnership. Calculation of the percentage ownership for net income per limited partner unit uses the actual units outstanding.

(2)
Represents the distributions payable for the period based upon the quarterly distribution amount of $0.29 per unit, or $1.16 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $116 thousand distributable to holders of the Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding during the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

	Three Months Ended June 30, 2014
	Common Units	Subordinated Units	Class A Units	General Partner	Total
	(in thousands, except unit and per unit amounts)
Net loss attributable to general and limited partner interests (1)	$(408)	$(3,898)	$—	$(87)	$(4,393)
Less: Income from discontinued operations attributable to general and limited partner interests (1)	(19)	(172)	—	(3)	(194)
Loss from continuing operations attributable to general and limited partner interests (1)	(389)	(3,726)	—	(84)	(4,199)
Less: Distributable earnings (2)	314	3,008	—	68	3,390
Distributions in excess of earnings	$(703)	$(6,734)	$—	$(152)	$(7,589)
Weighted average units outstanding (3)	1,094	10,464	—	427
Distributable earnings per unit (4)	$0.29	$0.29	$—
Overdistributed earnings per unit (5)	(0.64)	(0.64)	—
Net loss per limited partner unit from continuing operations (basic and diluted)	(0.35)	(0.35)	—
Net income per limited partner unit from discontinued operations (basic and diluted)	(0.02)	(0.02)	—
Net loss per limited partner unit (basic and diluted)	$(0.37)	$(0.37)	$—

(1)
Represents earnings (loss) allocated to each class of units on a retrospective basis using the percentage ownership in the Partnership as if the units issued to our general partner and USDG in connection with the IPO were outstanding for the three months ended June 30, 2014 and common units issued to the public and Class A units issued to certain members of management were not outstanding during the three months ended June 30, 2014.

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

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

	Six Months Ended June 30, 2015
	Common Units	Subordinated Units	Class A Units	General Partner	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$2,250	$2,309	$40	$94	$4,693
Less: Distributable earnings (2)	6,007	6,154	109	251	12,521
Distributions in excess of earnings	$(3,757)	$(3,845)	$(69)	$(157)	$(7,828)
Weighted average units outstanding (3)	10,214	10,464	217	427	21,321
Distributable earnings per unit (4)	$0.59	$0.59	$0.50
Overdistributed earnings per unit (5)	(0.37)	(0.37)	(0.32)
Net income per limited partner unit (basic and diluted)	$0.22	$0.22	$0.18

(1)
Represents earnings allocated to each class of units based on the percentage ownership in the Partnership. Calculation of the percentage ownership for net income per limited partner unit uses the actual units outstanding.

(2)
Represents the distributions paid of $0.2875 per unit with respect to the three months ended March 31, 2015 and $0.29 per unit payable for the three months ended June 30, 2015, representing a year-to-date distribution amount of $0.5775 per unit, and a $1.16 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $227 thousand attributable to holders of the Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding during the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

	Six Months Ended June 30, 2014
	Common Units	Subordinated Units	Class A Units	General Partner	Total
	(in thousands, except unit and per unit amounts)
Net loss attributable to general and limited partner interests (1)	$(487)	$(4,648)	$—	$(104)	$(5,239)
Less: Income from discontinued operations attributable to general and limited partner interests (1)	2	28	—	1	31
Loss from continuing operations attributable to general and limited partner interests (1)	(489)	(4,676)	—	(105)	(5,270)
Less: Distributable earnings (2)	629	6,017	—	136	6,782
Distributions in excess of earnings	$(1,118)	$(10,693)	$—	$(241)	$(12,052)
Weighted average units outstanding (3)	1,094	10,464	—	427
Distributable earnings per unit (4)	$0.58	$0.58	$—
Overdistributed earnings per unit (5)	(1.02)	(1.02)	—
Net loss per limited partner unit from continuing operations (basic and diluted)	(0.44)	(0.44)	—
Net income per limited partner unit from discontinued operations (basic and diluted)	—	—	—
Net loss per limited partner unit (basic and diluted)	$(0.44)	$(0.44)	$—

(1)
Represents earnings (loss) allocated to each class of units on a retrospective basis using the percentage ownership in the Partnership as if the units issued to our general partner and USDG in connection with the IPO were outstanding for the six months ended June 30, 2014 and common units issued to the public and Class A units issued to certain members of management were not outstanding during the six months ended June 30, 2014.

(2)
Represents the total distributions that would have been payable for the six months ended June 30, 2014 assuming the minimum quarterly distribution amount of $0.2875 per unit, or $1.15 per unit on an annualized basis, was distributed for each of the two distribution payments that would have been made on a retrospective basis if the units issued to our general partner and USDG were outstanding for the entire period.

(3)
Represents the weighted average units outstanding computed on a retrospective basis as if the units issued to our general partner and USDG in connection with the IPO were outstanding for the entire period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

5. PROPERTY AND EQUIPMENT
Our property and equipment consist of the following:

	June 30, 2015	December 31, 2014	Estimated Useful Lives (Years)
	(in thousands)
Land	$3,086	$3,279	N/A
Trackage and facilities	75,246	78,938	20
Equipment	5,530	5,611	5-10
Furniture	48	51	5
Total property and equipment	83,910	87,879
Accumulated depreciation	(6,394)	(4,326)
Construction in progress	1,185	506
Property and equipment, net	$78,701	$84,059

The cost of property and equipment classified as “Construction in progress” is excluded from costs being depreciated. These amounts represent property that is not yet ready to be placed into productive service as of the respective balance sheet date.

6. DEBT
Credit Agreement
In connection with our IPO, we entered into a five year, $300.0 million senior secured credit agreement, the Credit Agreement, comprised of a $200.0 million revolving credit facility, the Revolving Credit Facility, and a $100.0 million term loan, the Term Loan Facility, (borrowed in Canadian dollars) with Citibank, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement is a five year committed facility that matures October 15, 2019, unless amended or extended.

Our Revolving Credit Facility and issuances of letters of credit are available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. As the Term Loan Facility is repaid, availability equal to the U.S. dollar equivalent amount of the Term Loan Facility pay-down will be transferred from the Term Loan Facility to the Revolving Credit Facility automatically, ultimately increasing availability on the Revolving Credit Facility to $300.0 million once the Term Loan Facility is fully repaid. In addition, we also have the ability to increase the maximum amount of credit available under the Credit Agreement by an aggregate amount of up to $100.0 million, to a total facility size of $400.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes an aggregate $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries, and are secured by a first priority lien on our assets and those of our restricted subsidiaries other than certain excluded assets.

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

Loans under the Credit Agreement accrue interest at a per annum rate by reference, at our election, to the London Interbank Offered Rate, or LIBOR, the Canadian Dealer Offered Rate, or CDOR, a base rate, or Canadian prime rate, in each case, plus an applicable margin. Our borrowings under the Revolving Credit Facility bear interest at either a base rate and Canadian prime rate, as applicable plus an applicable margin ranging from 1.25% to 2.25%, or at LIBOR or CDOR, as applicable, plus an applicable margin ranging from 2.25% to 3.25%. Borrowings under the Term Loan Facility bear interest at either the base rate and Canadian prime rate, as applicable, plus a margin ranging from 1.35% to 2.35%, or at LIBOR or CDOR, as applicable, plus an applicable margin ranging from 2.35% to 3.35%. The applicable margin, as well as a commitment fee on the Revolving Credit Facility, ranging from 0.375% per annum to 0.50% per annum on unused commitments, will vary based upon our consolidated net leverage ratio, as defined in our Credit Agreement. The actual average interest rate on our outstanding indebtedness was 3.23% at June 30, 2015, and 3.87% at December 31, 2014.

Our Credit Agreement contains affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of our restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, engage in business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets or enter into burdensome agreements or enter into transactions with affiliates on terms that are not arm’s length, in each case, subject to exceptions. Additionally, we are required to maintain certain financial ratios. As of June 30, 2015, we were in compliance with the covenants set forth in our Credit Agreement.

The capacity available to us under the terms of our Credit Agreement was determined as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$300.0	$300.0
Less: Term Loan Facility amounts outstanding	60.4	81.4
Revolving Credit Facility amounts outstanding	12.0	—
Letters of credit outstanding	—	—
Available under Credit Agreement	$227.6	$218.6

In November 2008, the Predecessor, through USDG, became party to a credit agreement, the BOK Credit Agreement, with the Bank of Oklahoma consisting of a revolving credit facility with a borrowing capacity of $150.0 million. The BOK Credit Agreement was guaranteed by all USDG subsidiaries, including us. The outstanding balance under the BOK Credit Agreement was $30.0 million at December 31, 2013, which expanded to $97.8 million after borrowing approximately $67.8 million in April 2014 for costs associated with constructing the Hardisty rail terminal. We repaid the entire outstanding balance on October 15, 2014 with proceeds we received from our IPO. We incurred interest expense under the terms of the BOK Credit Agreement at LIBOR plus a margin based on USDG’s leverage ratio, as defined in the BOK Credit Agreement. In addition, a fee of 0.50% was charged on the unused portion of the BOK Credit Agreement.

Interest expense associated with our continuing operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Interest expense on the BOK Credit Agreement	$—	$834	$—	$1,327
Interest expense on the Credit Agreement	835	—	1,668	—
Amortization of deferred financing costs	160	207	319	657
Total interest expense	$995	$1,041	$1,987	$1,984
Average interest rate	3.29%	3.90%	3.54%	3.90%

7. DEFERRED REVENUE
Our deferred revenue includes amounts we have received in cash from customers as payment for their minimum monthly commitment fees under take-or-pay contracts, where such payments exceed the charges implied by the customer's actual throughput based on contractual rates set forth in our agreements. In such cases, we grant our customers a credit for periods up to six months, which may be used to offset fees on throughput in excess of their minimum monthly commitments in future periods, to the extent capacity is available for the excess volume. We refer to these credits as make-up rights. We defer revenue associated with make-up rights until the earlier of when the throughput is utilized, the make-up rights expire, or when it is determined that the likelihood that the customer will utilize the make-up right is remote. A majority of our deferred revenue derived from the make-up rights provisions of our terminalling services agreements are denominated in Canadian dollars and translated into U.S. dollars at the exchange rate in effect at the end of the period. As a result, the balance of our deferred revenue may vary from period to period due to changes in the exchange rate between the U.S. dollar and the Canadian dollar. During the three and six months ended June 30, 2015, we deferred approximately $13.5 million and $25.7 million, respectively, of amounts associated with the minimum monthly commitment fees we received as payment from our customers and recognized revenue of $11.3 million and $13.9 million, respectively, for previously deferred amounts collected in prior periods. We did not defer or recognize any amounts associated with the make-up rights provisions of our terminalling services agreements during the three and six months ended June 30, 2014.
Our deferred revenues also include amounts collected in advance from customers of our Fleet services segment, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We have likewise prepaid the rent on our railcar leases that are associated with these deferred revenues, which we will recognize as expense concurrently with our recognition of the associated revenue.
The following table provides a detail of deferred revenue as reflected in our consolidated balance sheets:

	June 30, 2015	December 31, 2014
	(in thousands)
Customer prepayments	$2,780	$3,505
Minimum monthly commitment fees	23,433	12,035
Total deferred revenue, current portion	$26,213	$15,540

Customer prepayments	$2,839	$3,656
Total deferred revenue, net of current portion	$2,839	$3,656

8. TRANSACTIONS WITH RELATED PARTIES
Nature of Relationship with Related Parties
USD is engaged in designing, developing, owning and managing large-scale multi-modal logistics centers and other energy-related midstream infrastructure across North America, and is the sole owner of USDG and the ultimate parent of our general partner. USD is owned by Energy Capital Partners, Goldman Sachs and certain members of its management.

USDG is the sole owner of our general partner. Prior to our IPO, USDG held a 98.0% limited partner interest in us and currently retains an aggregate 54.3% limited partner interest. USDG also provides us with general and administrative support services necessary for the operation and management of our business.

USD Partners GP LLC, our general partner both before and after the IPO, currently holds a 2.0% general partner interest in us and all of our incentive distribution rights. Pursuant to our partnership agreement, our general partner is responsible for our overall governance and operations.

Initial Public Offering Transactions
In connection with our IPO, we entered into agreements regarding the vesting of assets in and the assumption of liabilities by us and our subsidiaries, as well as the application of the proceeds from the IPO. We also completed other transactions in connection with the closing of our IPO pursuant to which USDG conveyed to us its ownership interests in each of its subsidiaries that own or operate the Hardisty, San Antonio and West Colton rail terminals and the railcar business. In exchange for these ownership interests, we: (1) issued to USDG 1,093,545 of our common units and all

10,463,545 of our subordinated units, currently representing an aggregate 54.3% limited partner interest, (2) assumed $30.0 million of borrowings under the BOK Credit Agreement and (3) distributed $100.0 million to USDG. Additionally, we issued to our general partner 427,083 general partner units, currently representing a 2.0% general partner interest in us, as well as all of our incentive distribution rights. We have entered into various agreements as discussed below with our general partner, USDG and its affiliates on terms that we consider to be no less favorable to us or our subsidiaries than those that could have been negotiated with unaffiliated parties for similar services.

In addition to the above noted transactions and in connection with our IPO, we sold land in close proximity to our Hardisty rail terminal on October 15, 2014, to USD Terminals Canada II ULC, a wholly-owned subsidiary of USDG, in exchange for a demand note receivable, denominated in Canadian dollars, of $2.9 million. As a transaction among entities under common control, we did not recognize any gain or loss upon the sale. The note receivable balance was $2.3 million and $2.5 million as of June 30, 2015, and December 31, 2014, respectively.

Omnibus Agreement
At the closing of our IPO, we entered into an omnibus agreement with USD and USDG, and certain of their subsidiaries including our general partner that provide for the following matters:

•
our payment of an annual amount to USDG, initially in the amount of approximately $4.9 million, for providing certain general and administrative services by USDG and its affiliates, which includes a fixed annual fee of $2.5 million for providing executive management services by officers of our general partner. Other portions of this annual amount are based on the costs actually incurred by USDG and its affiliates for providing the services;

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

The total amounts charged to us under the omnibus agreement for the three and six months ended June 30, 2015, were $1.1 million and $2.3 million, respectively, and are recorded in "Selling, general and administrative — related party" in our consolidated statement of operations.

Assignment of costs
During the first quarter of 2015, USDG assumed the obligation to pay a portion of the freight costs associated with the movement of empty railcars related to a customer contract initially entered into in June 2013, prior to our formation. The assumption was effective as of January 1, 2015 and included reimbursement to us for any amounts we paid subsequent to the effective date. As of June 30, 2015, we had a receivable balance of $1.3 million in respect of these costs recorded as “Accounts receivable — related party.”

Variable Interest Entities
We have entered into purchase, assignment and assumption agreements to assign payment and performance obligations for certain operating lease agreements with lessors and customer fleet service payments related to these operating leases with LRT Logistics Funding LLC, USD Fleet Funding LLC, USD Fleet Funding Canada Inc., and USD Logistics Funding Canada Inc., which are unconsolidated entities in which we have a variable interest, collectively referred to as the VIEs. The managing member of the VIEs is majority-owned by related parties. We are not the primary beneficiary of the VIEs, as we do not have power to direct the activities that most significantly affect the economic performance of the VIEs, nor do we have the power to remove the managing member under the terms of the VIE's limited liability company agreements. Accordingly, we do not consolidate the results of the VIEs in our consolidated financial statements.

The following table summarizes the total assets and liabilities between us and the VIEs as reflected in our consolidated balance sheets, as well as our maximum exposure to losses in which we have a variable interest, but are not the primary beneficiary. Generally, our maximum exposure to losses is limited to amounts receivable for services we provided, reduced by any unearned deferred revenues.

	June 30, 2015
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable - related party	$556	$—	$—
Deferred revenue, current portion - related party	—	1,243	—
Deferred revenue, net of current portion - related party	—	1,917	—
	$556	$3,160	$—

	December 31, 2014
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable - related party	$134	$—	$—
Deferred revenue, current portion - related party	—	591	—
Deferred revenue, net of current portion - related party	—	1,931	—
	$134	$2,522	$—

Related party sales to the VIEs were $0.5 million and $0.4 million during the three months ended June 30, 2015 and 2014, respectively and $1.1 million and $0.7 million during the six months ended June 30, 2015 and 2014, respectively. These sales are recorded in "Fleet services — related party" in the accompanying consolidated statements of operations.

Related Party Revenue and Deferred Revenue
We have agreements with J. Aron & Company, or J. Aron, a wholly owned subsidiary of The Goldman Sachs Group, Inc., or GS, as well as USD Marketing LLC, or USD Marketing, a wholly owned subsidiary of USDG, to provide terminalling and fleet services, which include reimbursement for certain out-of-pocket expenses, related to the Hardisty rail terminal operations. GS ceased to be a principal shareholder of USD in October 2014, and as a result, in

2015, J. Aron is no longer considered to be a related party. The terms and conditions of these agreements are similar to the terms and conditions of our agreements with unrelated parties at the Hardisty rail terminal. J. Aron has entered into assignment arrangements with third parties in respect to portions of these services and may do so again in the future.

Related party sales to J. Aron were $29 thousand and $219 thousand, respectively, during the three and six months ended June 30, 2014. These sales were recorded in "Freight and other reimbursables — related party" in the accompanying consolidated statements of operations. No outstanding balance was due from J. Aron as of December 31, 2014.
The following table presents our related party sales to USD Marketing for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Terminalling services - related party	$1,803	$—	$1,803	$—
Fleet leases — related party	1,011	—	2,221	—
Fleet services — related party	214	—	472	—
Freight and other reimbursables — related party	22	—	62	—

We received payments totaling $3.6 million from USD Marketing during the six months ended June 30, 2015, in connection with their minimum monthly volume commitments at our Hardisty rail terminal, all of which have been deferred. As of June 30, 2015, and December 31, 2014, the balances recorded as "Deferred revenue, current portion — related party" in our consolidated balance sheets related to USD Marketing were $4.6 million and $2.6 million, respectively. We did not receive similar payments during the six months ended June 30, 2014.

Cost Allocations
Prior to our IPO, USDG allocated overhead costs to us for general and administrative services, including insurance, professional fees, facilities, information services, human resources and other support provided to us. Where costs incurred on our behalf could not be determined by specific identification, the costs were primarily allocated evenly across the number of operating subsidiaries or allocated based on budgeted volumes or projected revenues. We believe these allocations are a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expenses that would have been incurred had we been a stand-alone company during the periods presented. Following our IPO, we are charged these costs as set forth in the omnibus agreement as previously discussed.

The total amount charged to us for overhead cost allocations for the three and six months ended June 30, 2014, which is recorded in "Selling, general and administrative — related party" in the consolidated statements of operations, was $0.9 million and $1.8 million, respectively.

Cash Distributions
During the six months ended June 30, 2015, we paid the following aggregate cash distributions to USDG as a holder of our common units and all of our subordinated units and to USD Partners GP LLC for their general partner interest.

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 29, 2015	February 9, 2015	February 13, 2015	$2,817	$102
April 28, 2015	May 11, 2015	May 15, 2015	$3,323	$125

9. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connecting their storage terminal to our Hardisty rail terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty rail terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, this pipeline to our Hardisty rail terminal is the exclusive means by which crude oil from the Gibson storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to the Hardisty rail terminal based on a predetermined formula. For the three months ended June 30, 2015 and 2014, we recorded $4.5 million and $0, respectively, as "Pipeline fees" in our consolidated statements of operations, and for the six months ended June 30, 2015 and 2014, we recorded $6.4 million and $0, respectively.

10. COMMITMENTS AND CONTINGENCIES
From time to time, we may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. We do not believe that we are currently a party to any litigation that will have a material impact on our financial position, results of operations or cash flows.

In connection with the railcar services we provide, we regularly incur cleanup and repair costs for railcars upon our return of these railcars to the lessors. We typically pass such costs through to our customers pursuant to the lease agreements we have with them. A legacy customer related to a terminal sold by USD prior to our IPO returned over 160 railcars to us in 2014 that the lessors claim require additional cleaning and repair costs from alleged corrosion. We are currently in discussions with the lessors and our customers regarding the validity these additional costs. We believe that our customer will ultimately be responsible for any costs associated with these returns, and USD has agreed to indemnify us to the extent that we are unable to recover any such costs from our customer.

11. SEGMENT REPORTING
We manage our business in two reportable segments: Terminalling services and Fleet services. The Terminalling services segment charges fees to load various grades of crude oil into railcars and transload ethanol from railcars, including related logistics services. Our terminalling services are primarily provided under multi-year, take-or-pay contracts. The Fleet services segment provides customers with access to railcars, as well as railcar-specific services associated with the transportation of crude oil, ethanol and other liquid hydrocarbons under long-term, take-or-pay contracts. Corporate activities are not considered a reportable segment, but are included to present corporate and financing transactions which are not allocated to the established reporting segments.

Our segments offer different services and are managed accordingly. Our chief operating decision maker, or CODM, regularly reviews financial information about both segments in order to allocate resources and evaluate performance. Our CODM assesses segment performance based on Segment Adjusted EBITDA, which we define as net income before depreciation and amortization, interest and other income, interest and other expense, unrealized gains and losses associated with derivative instruments, foreign currency transaction gains and losses, income taxes, non-cash expense related to our equity compensation programs, discontinued operations, adjustments related to deferred revenue associated with minimum monthly commitment fees and other items which management does not believe reflect the underlying performance of our business.

The following tables summarize our reportable segment data for continuing operations:

	Three Months Ended June 30, 2015
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$14,279	$—	$—	$14,279
Terminalling services — related party	1,803	—	—	1,803
Railroad incentives	18	—	—	18
Fleet leases	—	1,906	—	1,906
Fleet leases — related party	—	1,011	—	1,011
Fleet services	—	155	—	155
Fleet services — related party	—	670	—	670
Freight and other reimbursables	—	531	—	531
Freight and other reimbursables — related party	—	22	—	22
Total revenue	16,100	4,295	—	20,395
Operating costs
Subcontracted rail services	2,222	—	—	2,222
Pipeline fees	4,460	—	—	4,460
Fleet leases	—	2,917	—	2,917
Freight and other reimbursables	—	553	—	553
Selling, general and administrative	1,248	205	1,887	3,340
Depreciation	1,096	—	—	1,096
Total operating costs	9,026	3,675	1,887	14,588
Operating income (loss)	7,074	620	(1,887)	5,807
Interest expense	572	—	423	995
Loss associated with derivative instruments	218	—	—	218
Foreign currency transaction loss (gain)	8	(50)	—	(42)
Provision for income taxes	1,973	10	1	1,984
Income (loss) from continuing operations	$4,303	$660	$(2,311)	$2,652
Capital expenditures	$311	$—	$—	$311

	Three Months Ended June 30, 2014
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$1,870	$—	$—	$1,870
Fleet leases	—	2,422	—	2,422
Fleet services	—	137	—	137
Fleet services — related party	—	364	—	364
Freight and other reimbursables	—	614	—	614
Freight and other reimbursables — related party	—	29	—	29
Total revenue	1,870	3,566	—	5,436
Operating costs
Subcontracted rail services	1,629	—	—	1,629
Fleet leases	—	2,422	—	2,422
Freight and other reimbursables	—	643	—	643
Selling, general and administrative	1,191	795	408	2,394
Depreciation	128	—	—	128
Total operating costs	2,948	3,860	408	7,216
Operating loss	(1,078)	(294)	(408)	(1,780)
Interest expense	1,041	—	—	1,041
Loss associated with derivative instruments	802	—	—	802
Foreign currency transaction loss	558	—	—	558
Provision for income taxes	17	1	—	18
Loss from continuing operations	$(3,496)	$(295)	$(408)	$(4,199)
Capital expenditures	$16,551	$—	$—	$16,551

	Six Months Ended June 30, 2015
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$22,666	$—	$—	$22,666
Terminalling services — related party	1,803	—	—	1,803
Railroad incentives	27	—	—	27
Fleet leases	—	3,784	—	3,784
Fleet leases — related party	—	2,221	—	2,221
Fleet services	—	311	—	311
Fleet services — related party	—	1,542	—	1,542
Freight and other reimbursables	—	1,487	—	1,487
Freight and other reimbursables — related party	—	62	—	62
Total revenue	24,496	9,407	—	33,903
Operating costs
Subcontracted rail services	4,449	—	—	4,449
Pipeline fees	6,403	—	—	6,403
Fleet leases	—	6,005	—	6,005
Freight and other reimbursables	—	1,549	—	1,549
Selling, general and administrative	2,542	464	3,730	6,736
Depreciation	2,189	—	—	2,189
Total operating costs	15,583	8,018	3,730	27,331
Operating income (loss)	8,913	1,389	(3,730)	6,572
Interest expense	1,174	—	813	1,987
Gain associated with derivative instruments	(1,731)	—	—	(1,731)
Foreign currency transaction loss (gain)	54	(27)	(410)	(383)
Provision for income taxes	1,980	25	1	2,006
Income (loss) from continuing operations	$7,436	$1,391	$(4,134)	$4,693
Capital expenditures	$733	$—	$—	$733

	Six Months Ended June 30, 2014
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$3,448	$—	$—	$3,448
Fleet leases	—	4,596	—	4,596
Fleet services	—	238	—	238
Fleet services — related party	—	718	—	718
Freight and other reimbursables	—	1,702	—	1,702
Freight and other reimbursables — related party	—	219	—	219
Total revenue	3,448	7,473	—	10,921
Operating costs
Subcontracted rail services	2,109	—	—	2,109
Fleet leases	—	4,596	—	4,596
Freight and other reimbursables	—	1,921	—	1,921
Selling, general and administrative	1,955	1,057	801	3,813
Depreciation	254	—	—	254
Total operating costs	4,318	7,574	801	12,693
Operating loss	(870)	(101)	(801)	(1,772)
Interest expense	1,984	—	—	1,984
Loss associated with derivative instruments	802	—	—	802
Foreign currency transaction loss	688	—	—	688
Provision for income taxes	22	2	—	24
Loss from continuing operations	$(4,366)	$(103)	$(801)	$(5,270)
Capital expenditures	$30,327	$—	$—	$30,327

The following tables summarize total assets of our reportable segments from continuing operations:

	June 30, 2015	December 31, 2014
	(in thousands)
Terminalling services	$100,026	$105,093
Fleet services	10,985	7,692
Corporate	39,359	40,867
Total assets	$150,370	$153,652

Segment Adjusted EBITDA
The following table provides a reconciliation of Segment Adjusted EBITDA to income (loss) from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Adjusted EBITDA
Terminalling services	$10,504	$(950)	$21,160	$(616)
Fleet services	620	(294)	1,389	(101)
Corporate activities (1)	(1,213)	(408)	(2,329)	(801)
Total Adjusted EBITDA	9,911	(1,652)	20,220	(1,518)
Add (deduct):
Interest expense	(995)	(1,041)	(1,987)	(1,984)
Depreciation	(1,096)	(128)	(2,189)	(254)
Provision for income taxes	(1,984)	(18)	(2,006)	(24)
Gain (loss) associated with derivative instruments	(218)	(802)	1,731	(802)
Settlement of derivative contracts (2)	(784)	—	(1,678)	—
Unit based compensation expense	(674)	—	(1,401)	—
Foreign currency transaction gain (loss) (3)	42	(558)	383	(688)
Deferred revenue associated with minimum monthly commitment fees (4)	(1,550)	—	(8,380)	—
Income (loss) from continuing operations	$2,652	$(4,199)	$4,693	$(5,270)

(1)	Corporate activities represents corporate and financing transactions that are not allocated to the established reporting segments.

(2)
The amounts presented represent the gross proceeds received at the time the derivative contracts were settled and do not consider the amounts paid in connection with the initial purchase of the derivative contracts. We purchased the derivative contracts for $93 thousand and $173 thousand with respect to the contracts settled in the three and six months ended June 30, 2015, respectively.

(3)	Represents foreign exchange transactional expenses associated with our Canadian subsidiaries.

(4)
Represents deferred revenue associated with minimum monthly commitment fees in excess of throughput utilized, which fees are not refundable to the customers. Amounts presented are net of: (a) the corresponding prepaid Gibson pipeline fee that will be recognized as expense concurrently with the recognition of revenue; (b) approximately $11.3 million and $13.9 million of previously deferred revenue generated in prior periods for the three and six months ended June 30, 2015, respectively; and (c) approximately $0.9 million and $1.5 million of previously prepaid Gibson pipeline fees for the three and six months ended June 30, 2015, respectively. Refer to additional discussion of these items in Notes 7 and 9 of our consolidated financial statements.

12. INCOME TAXES
U.S. federal and state income taxes
We are treated as a partnership for federal and most state income tax purposes, with each partner being separately taxed on its share of taxable income. One of our subsidiaries, USD Rail LP, has elected to be classified as an entity taxable as a corporation. We are subject to state franchise taxes in some states, which are treated as income taxes under the applicable accounting guidance, the impact of which is not material.

Canadian federal and provincial income taxes
Our Canadian operations are conducted through entities that are subject to Canadian federal and provincial taxes. In June 2015, the Canadian province of Alberta enacted a tax rate increase that became effective July 1, 2015, which phases in new income tax rates on Alberta businesses from a previous rate of 10% to 11% for 2015 and 12% beginning January 1, 2016. As a result, we recognized income tax liabilities and expenses in our consolidated financial statements based upon these recently enacted income tax rates. We computed our current income tax expense related to income from our Hardisty operations using the 26% combined federal and provincial income tax rate applicable to 2015 and deferred income tax expense arising from temporary differences expected to reverse in the future at the applicable combined federal and provincial income tax rate of 27%.

Components of our income tax expense are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Current income tax expense
State income taxes	$21	$18	$43	$24
Canadian federal and provincial income taxes	1,085	—	1,085	—
Total current income tax expense	1,106	18	1,128	24
Deferred income tax expense
Canadian federal and provincial income taxes	878	—	878	—
Total deferred income tax expense	878	—	878	—
Total income tax expense	$1,984	$18	$2,006	$24

The reconciliation between income tax expense based on the U.S. statutory income tax rate and our effective income tax expense is presented below:

	Three Months Ended	Six Months Ended
	June 30, 2015
	(in thousands)
Income tax expense at the U.S. statutory rate of 34%	$1,576	$2,278
Income attributable to partnership not subject to income tax	545	420
Foreign income tax rate differential	(559)	(667)
Other	(92)	(18)
State income tax	21	43
Change in valuation allowance	493	(50)
Total income taxes	$1,984	$2,006

Our deferred income taxes reflect the income tax effect of differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Major components of deferred income tax assets and liabilities associated with our continuing operations are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Deferred income tax assets
Deferred revenues	$1,678	$1,939
Capital and operating loss carryovers	890	1,496
Valuation allowance	(1,599)	(1,391)
	969	2,044
Deferred income tax liabilities
Prepaid expense	937	1,098
Property and equipment	908	946
	1,845	2,044
Net deferred income tax liability	$876	$—

In the six months ended June 30, 2015, we utilized all of the $0.7 million of U.S. loss carryover available at December 31, 2014. The Canadian loss carryover was approximately $5.1 million and $8.5 million as of June 30, 2015, and December 31, 2014, respectively, and will begin expiring in 2033. We have not recognized a benefit for remaining losses associated with our U.S. and Canadian operations, since we currently consider it to be more likely than not that the benefit from the loss carryover will not be realized.

The income tax returns filed by USD for the periods from January 1, 2009, through December 31, 2013, are subject to examination by the taxing authorities. The results of such examinations may impact us as the results of any findings could be passed down to us. Income tax returns for our Canadian operations filed for the period ended December 31, 2013, are subject to examination by the taxing authorities. At June 30, 2015, and December 31, 2014, neither we nor our Canadian operations were under examination. We did not have any unrecognized income tax benefits or any income tax reserves for uncertain tax positions as of June 30, 2015, and December 31, 2014.

13. FAIR VALUE MEASUREMENTS
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

We use the cost, income or market valuation approaches to estimate the fair value of our assets and liabilities when insufficient market-observable data is available to support our valuation assumptions.
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

14. DERIVATIVE FINANCIAL INSTRUMENTS
Our net income and cash flows are subject to volatility caused by changes in interest rates on our variable rate debt obligations and fluctuations in foreign currency exchange rates, particularly with respect to the U.S. dollar and the Canadian dollar. At June 30, 2015, and December 31, 2014, we did not employ any derivative financial instruments to manage our exposure to fluctuations in interest rates, although we may use derivative financial instruments, including swaps, options and other financial instruments with similar characteristics to manage this exposure in the future.

A majority of the cash flows we produce is derived from our Hardisty rail terminal operations in the Canadian province of Alberta. As a result, fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar could have a significant effect on our results of operations, cash flows and financial position. In order to manage our exposure to fluctuations in foreign currency exchange rates and the related risks to distributions to our unitholders, we use derivative financial instruments to offset these risks. We currently use foreign currency collar derivative contracts, representing written call options and purchased put options, to reduce the risks associated with the effects of foreign currency exposures related to our Canadian subsidiaries which have cash flows denominated in Canadian dollars. We employ these derivative contracts to mitigate the foreign currency transaction gains or losses to the extent practical. Economically, the collars limit our exposure such that the exchange rate effectively lies between the floor and the ceiling rates set forth in the derivative contacts. All of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecast transaction and are not entered into for speculative purposes.

Derivative Positions
Our derivative financial instruments are included in the consolidated balance sheets at their fair values as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Prepaid expenses and other current assets	$2,218	$1,660
Other non-current assets	661	—
	$2,879	$1,660

In June 2015, we entered into four separate collar arrangements with an aggregate notional value of C$32.0 million on the date executed, which use put and call options to limit the amount of loss or gain that we will receive upon converting the notional value to U.S. dollars. One of the collar arrangements is scheduled to settle at the end of each fiscal quarter during 2016 with a notional value ranging between C$7.9 million and C$8.1 million. These derivative contracts were executed to secure C$32.0 million at an exchange rate range where a Canadian dollar is exchanged for an amount between 0.84 and 0.86 U.S. dollars.

In May 2014, we entered into collar arrangements with a notional value of C$37.2 million on the date executed, which use put and call options to limit the amount of loss or gain that we will receive upon converting the notional value to U.S. dollars. One of the collar arrangements is scheduled to settle at the end of each fiscal quarter through December 31, 2015 with a notional value ranging between C$7.3 million and C$7.5 million. These derivative contracts were executed to secure C$37.2 million at an exchange rate range where a Canadian dollar is exchanged for an amount between 0.91 and 0.93 U.S. dollars.

We have not designated our derivative financial instruments as hedges of our foreign currency rate exposures. Therefore, we record these contracts at fair value in our consolidated balance sheets with changes in fair value recorded as "Loss (gain) associated with derivative instruments" in our consolidated statements of operations. The gains or losses associated with changes in the fair value of our foreign currency derivative contracts do not affect our cash flows until the underlying contract is settled by making or receiving a payment to or from the counterparty. In connection with our derivative activities, we recognized the following amounts during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Loss (gain) associated with derivative instruments	$218	$802	$(1,731)	$802

We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy. The following table presents summarized information about the fair values of our outstanding foreign currency contracts:

				June 30, 2015	December 31, 2014
	Notional (C$)	Strike Price (1)	Market Price (1)	Fair Value
				(in thousands)
Portion of option contracts maturing in 2015
Puts (purchased)	$15,005,200	0.9100	0.8050	$1,577	$1,729
Calls (written)	$15,005,200	0.9300	0.8050	$(1)	$(69)
Portion of option contracts maturing in 2016
Puts (purchased)	$32,011,290	0.8400	0.8050	$1,610	$—
Calls (written)	$32,011,290	0.8600	0.8050	$(307)	$—

Total				$2,879	$1,660

(1)    Strike and market prices are denoted in amounts where a Canadian dollar is exchanged for the indicated amount of U.S. dollars.

We record the fair market value of our derivative financial instruments in our consolidated balance sheets as current and long-term assets or liabilities on a net basis by counterparty. The terms of the International Swaps and Derivatives Association, or ISDA, Master Agreement govern our financial contracts and include master netting agreements, which allow the parties to our derivative contracts to elect net settlement in respect of all transactions under the agreements. In the event of a default and upon notice to the defaulting party, for the non-defaulting party to set-off all settlement payments, collateral held and any other obligations (whether or not then due), which the non-defaulting party owes to the defaulting party. The effect of the rights of offset are presented in the table below.

	June 30, 2015
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives - gross presentation	$2,218	$661	$(152)	$(156)	$3,187
Effects of netting arrangements	—	—	152	156	(308)
Fair value of derivatives - net presentation	$2,218	$661	$—	$—	$2,879

	December 31, 2014
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives - gross presentation	$1,660	$—	$(69)	$—	$1,729
Effects of netting arrangements	—	—	69	—	(69)
Fair value of derivatives - net presentation	$1,660	$—	$—	$—	$1,660

15. UNIT BASED COMPENSATION
Class A units
As of June 30, 2015, we had 185,000 non-voting Class A units outstanding which were granted to certain executive officers and other key employees in connection with our IPO. None of the Class A units are vested as of June 30, 2015. We have not modified any of the key assumptions underlying our estimate of fair value of the Class A units. We recognized approximately $287 thousand and $838 thousand, respectively, as compensation expense for the three and six months ended June 30, 2015, related to the Class A units granted, which cost is included in “Selling, general and administrative” in our consolidated statements of operations.

Long-term Incentive Plan
On February 16, 2015, the board of directors of our general partner, acting in its capacity as the general partner of USDP approved the grant of 415,608 phantom unit awards, or Phantom Units, in the aggregate to directors and employees of our general partner and its affiliates under the USD Partners LP 2014 Long-Term Incentive Plan, which we refer to as the LTIP. The Phantom Units are subject to all of the terms and conditions of the LTIP and the Phantom Unit award agreements, which are referred to as the Award Agreements. Phantom Unit awards generally represent rights to receive our common units, or with respect to the awards granted to our Canadian directors and employees, cash equal to the fair value of our common units upon vesting.

The Award Agreements set forth the terms of grants of Phantom Units to participants under the LTIP. Each Phantom Unit granted under the Award Agreement includes an accompanying distribution equivalent right, or DER, which entitles the grantee to receive payments at a per unit rate equal in amount to the per unit rate for any distributions we make with respect to our common units underlying the Phantom Units. The Award Agreements granted to employees of our general partner generally contemplate that the individual grants of Phantom Units will vest in four equal annual installments based on the grantee’s continued employment through the vesting dates specified in the Award Agreements, subject to acceleration upon the grantee’s death or disability, or involuntary termination in connection with a change in control of the Partnership or our general partner. Awards to independent directors of the board of our general partner typically vest over a one year period following the grant date. Award amounts for a significant majority of the grants were generally determined by reference to a specified dollar amount determined based on an allocation formula which included a percentage multiplier of the grantee's base salary, among other factors, converted to a number of units based on the initial public offering price of $17.00 per common unit.

The fair value of each Phantom Unit on the grant date is equal to the market price of our common units on the grant date. We account for the Phantom Unit grants to independent directors and employees of our general partner domiciled in Canada that are paid out in cash upon vesting, throughout the requisite vesting period, by revaluing the unvested Phantom Units outstanding at each reporting period and recording a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of operations and recognizing a liability in "Accounts payable and accrued expenses" in our consolidated balance sheets. With respect to the Phantom Units granted to employees of our general partner domiciled in the United States, we amortize the initial grant date fair value over the requisite service period using the straight line method with a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of operations, with an offset to common units within the Partners' Capital section of our consolidated balance sheet. With respect to the Phantom Units granted to consultants and independent directors of our general partner domiciled in the United States, throughout the requisite vesting period we revalue the unvested Phantom Units outstanding at each reporting period and record a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of operations, with an offset to common units within the Partners' Capital section of our consolidated balance sheet.

For the three and six months ended June 30, 2015, we recognized approximately $387 thousand and $563 thousand, respectively, of compensation expense associated with outstanding Phantom Units. As of June 30, 2015, the unrecognized compensation expense related to Phantom Units was $4.5 million. On May 15, 2015 we made payments totaling approximately $120 thousand to holders of the Phantom Units pursuant to the DERs we granted to them under the Award Agreements, of which $107 thousand were treated as a distribution and $13 thousand were treated as additional compensation expense.

16. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash paid for income taxes	$282	$25
Cash paid for interest	$1,960	$1,135

17. DISCONTINUED OPERATIONS
Continuing Cash Flows from Discontinued Operations
On December 12, 2012, USDG sold all of its membership interests in five of its subsidiaries included in our Terminalling services segment to a large energy transportation, terminalling and pipeline company, which we refer to as the Acquirer. In conjunction with this sale, we ceased the operations of another subsidiary, USD Services LLC, or USDS, which primarily provided loading and unloading services to the Acquirer, pursuant to a service agreement. Effective at the closing date of this sale, USDS assigned or terminated any obligations it had in relation to its operations but continued to receive indirect cash flows. We have not participated in any revenue producing activities with respect to USDS, and the cash flows terminated upon the expiration of the assigned service agreement on February 15, 2015.

The following table shows the results from our Discontinued Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues and other income	$—	$226	$—	$452
Bad debt expense	—	420	—	420
Income before provision for income taxes	—	(194)	—	32
Provision for income taxes	—	—	—	1
Net income	$—	$(194)	$—	$31

During the six months ended June 30, 2014, we received approximately $29.5 million that was held in escrow related to the sale.

18. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
EPU Calculations for MLPs
In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-06, which amends the FASB Accounting Standards Codification section 260 as it relates to the application of the two-class method of computing earnings per share by master limited partnerships. The guidance specifically requires that earnings or losses of a transferred business prior to the date of a dropdown transaction be allocated entirely to the general partner in computing earnings per unit and provide qualitative disclosures about how the rights to the earnings or losses before and after the dropdown differ for purposes of computing earnings per unit. This pronouncement is effective for fiscal years beginning after December 15, 2015, and should be applied retrospectively for all financial statements presented, with early adoption permitted. We do not expect our adoption of this standard to have a material impact on our consolidated financial statements.

Interest — Imputation of Interest
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, which simplifies the presentation of debt issuance costs. Under the new standard, debt issuance costs will be presented as a reduction of the carrying amount of the related indebtedness, rather than as an asset. This pronouncement is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. Applicable disclosures for a change in accounting principle are required in the year of adoption. We do not expect that our adoption of this pronouncement will have a material impact on our consolidated financial statements. However, the total assets and total liabilities presented in our consolidated balance sheets will be reduced by the amounts we have recorded as deferred financing costs at the time of adoption.

Consolidation
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, which changes the consolidation analysis for all reporting entities, but primarily affects the consolidation of limited partnerships and their equivalents. All reporting entities that hold a variable interest in other legal entities will be required to reassess their consolidation conclusions and potentially revise their disclosures. This pronouncement is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact, if any, that this pronouncement will have on our consolidated financial statements.

Revenue from Contracts with Customers
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB delayed the effective date of the new revenue standard by one year. This accounting update is effective for annual and interim periods beginning on or after December 15, 2017 and may be applied on either a full or modified retrospective basis. We are currently evaluating which transition approach we will apply and the impact that this pronouncement will have on our consolidated financial statements.
19. SUBSEQUENT EVENTS
Distribution to Partners
On July 30, 2015, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a cash distribution payable of $0.29 per unit, or $1.16 per unit on an annualized basis, for the three months ended June 30, 2015. The distribution will be paid on August 14, 2015, to unitholders of record at the close of business on August 10, 2015. The distribution will include payment of $2.6 million to our public common unitholders, $54 thousand to the Class A unitholders, an aggregate of $3.4 million to USDG as the holders of common units and our subordinated units and $124 thousand to USD Partners GP LLC for their general partner interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited consolidated financial statements and accompanying notes included in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following discussion and analysis. Unless the context otherwise requires, references in this discussion to USD Partners, USDP, we, our, us or like terms used in the present tense or prospectively (periods beginning on or after October 15, 2014) refer to USD Partners LP and its subsidiaries. References to the Predecessor, we, our, us, or like terms, when used in a historical context (periods prior to October 15, 2014), refer to the following subsidiaries, collectively, that were contributed to USD Partners in connection with our initial public offering of 9,120,000 common units completed on October 15, 2014: San Antonio Rail Terminal LLC, USD Logistics Operations GP LLC, USD Logistics Operations LP, USD Rail LP, USD Rail Canada ULC, USD Rail International, USD Terminals Canada ULC, USD Terminals International and West Colton Rail Terminal LLC, collectively, the “Contributed Subsidiaries." The Predecessor also includes the membership interests in the following five subsidiaries of US Development Group LLC, or USD, which operated crude oil rail terminals that were sold in December 2012: Bakersfield Crude Terminal LLC, Eagle Ford Crude Terminal LLC, Niobrara Crude Terminal LLC, St. James Rail Terminal LLC, and Van Hook Crude Terminal LLC, collectively known as the “Discontinued Operations.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below as a result of various risk factors, including those that we cannot control. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in "Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Please also read the "Cautionary Note Regarding Forward-Looking Statements” following the table of contents in this quarterly report.
Througout the following discussion we denote amounts denominated in Canadian dollars with "C$" immediately prior to the stated amount.
Overview and Recent Developments
We are a fee-based, growth-oriented master limited partnership formed by USD to acquire, develop and operate energy-related rail terminals and other high-quality and complementary midstream infrastructure assets and businesses. Our assets consist primarily of: (i) an origination crude-by-rail terminal in Hardisty, Alberta, Canada, with capacity to load up to two 120-railcar unit trains per day and (ii) two unit train-capable ethanol destination rail terminals in San Antonio, Texas, and West Colton, California, with a combined capacity of approximately 33,000 barrels per day, or bpd. Our rail terminals provide critical infrastructure allowing our customers to transport energy-related products from multiple supply regions to numerous demand markets that are dependent on these products. In addition, we provide customers access to railcars, as well as railcar-specific services, related to the transportation of crude oil, ethanol and other liquid hydrocarbons through the management of a railcar fleet that is committed to customers under long-term, take-or-pay contracts. As of June 30, 2015, our railcar fleet consisted of 3,749 active railcars. We generate substantially all of our operating cash flow by providing terminalling services such as loading various grades of crude oil into railcars and transloading ethanol from railcars, as well as related logistics services, primarily under multi-year, take-or-pay contracts. We do not take ownership of the products that we handle nor do we receive any payments from our customers based on the value of such products. Rail transportation of energy-related products provides efficient and flexible access to key demand markets on a relatively low fixed-cost basis, and as a result has become an important part of North American midstream infrastructure.

Market Update
Absolute crude oil prices improved during the second quarter of 2015 relative to the prior quarter. However, the spread between Western Canadian Select, or WCS, and other crude oil benchmark prices narrowed further. Similar to the first quarter of 2015, the supply of WCS was affected by the rationalization of conventional crude oil production in response to lower commodity price levels and planned upgrader maintenance. Additionally, several large producers temporarily shut in production near forest fires in Northern Alberta during the quarter. The combination of these events reduced the supply of Western Canadian crude oil otherwise available to the market, which supported higher WCS price levels.

During the second quarter of 2015, actual volumes at our Hardisty rail terminal were lower than those implied by our minimum monthly commitment fees. Demand for the crude oil loaded at our Hardisty rail terminal is primarily influenced by the spread or discount between WCS and other grades of crude oil consumed by refiners, which are typically priced off the Brent, West Texas Intermediate and Maya benchmarks. The strength in the price of WCS relative to alternative grades of crude oil during the second quarter of 2015 continued to create negative incentives to move physical crude oil from Hardisty to refining centers via rail.

Market fundamentals around Canadian crude oil production remain positive. In June 2015, the Canadian Association of Petroleum Producers forecast that crude oil production from Western Canada will grow by approximately 780 thousand barrels per day over the next five years (from 2014 levels), supported entirely by projects which are already operating or under construction. However, the current commodity price environment’s impact on crude oil production and producer cash flows has delayed producers’ decision making processes regarding their crude oil transportation needs.

Looking forward, crude oil supply levels in Canada are expected to outstrip takeaway capacity in 2016. As such, USD believes rail will continue to be a critical part of the overall transportation infrastructure solution. Additionally, in response to growing customer demands, USD is actively pursuing with its partners the commercialization of a pipeline competitive industry solution to transport a heavier barrel of crude oil from Western Canada, which USD believes will maximize benefits to producers, refiners and railroads.

Operational Update

Consistent with recent industry trends, we are proactively managing our operating costs in an effort to align with the current business environment. These efforts are likely to result in cost savings over the near term. However, we do not expect these benefits to remain over the long term as market conditions improve.

Regulatory Developments

On May 8, 2015, the Pipeline and Hazardous Materials Safety Administration, or PHMSA, a division of the U.S. Department of Transportation published Docket No. PHMSA-2012-0082 (HM-251) RIN 2137-AE91, Hazardous Materials: Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains, or HHFT. In this final rule, the PHMSA and the Federal Railroad Administration, in coordination with Canada, adopted requirements designed to reduce the consequences and, in some instances, the probability, of accidents involving trains transporting large quantities of flammable liquids.

The final rule defines trains transporting large volumes of flammable liquids as HHFT, based on specifications set forth in the final rule, and regulates their operation in terms of speed restrictions, braking systems, and routing. The final rule also adopts safety improvements in tank car design standards, a sampling and classification program for unrefined petroleum-based products, and notification requirements. The revised tank car safety design standard applies to new tank cars constructed after October 1, 2015, and requires a half inch thick full-height head shield, minimum tank shell thickness of 9/16ths of an inch, minimum 11-gauge exterior jacket, thermal protection, a reclosing pressure relief device, top fittings protection and an enhanced bottom outlet valve. Additionally, certain existing tank cars must be retrofitted on a prescribed schedule to the same standard as new tank cars with the exception of the minimum tank shell thickness. The final rule also requires the use of electronically controlled pneumatic braking systems for high hazard flammable unit trains, or HHFUT, by May 1, 2023, or by January 1, 2021, if transporting at least one packing group I flammable liquid. The final rule defines a HHFUT as a train comprised of at least 70 loaded tank cars containing Class 3 flammable liquids traveling at least 30 miles per hour.

Additionally, as a part of this new ruling, a more specific requirement was established for offerors of crude oil shipments to develop and carry out sampling and testing programs for all unrefined petroleum-based products, such as crude oil, to improve and ensure the accuracy of classification of products being shipped. Offerors must document the testing and sampling program outcomes, certify that hazardous materials are packaged in accordance with the test results, and make the information available to DOT personnel upon request. We believe that our crude oil sampling and testing program substantially complies with the provisions of this new requirement. We may incur additional costs in connection with implementing our program, but we do not presently anticipate that such costs will be material.

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

Two Class 1 railroads have recently announced freight surcharges for shippers using legacy DOT-111 tank cars in crude oil service. These surcharges are in response to recent regulatory changes made to address current transportation of bulk flammable liquids by rail. One of these railroads has also placed a small surcharge on the more modern, non-retrofitted CPC-1232 tank cars used in crude oil service. Approximately 20% of our railcar fleet currently consists of legacy DOT-111 tank cars. These cars relate to terminals previously sold by our Predecessor and do not directly impact our terminalling business. The remaining 80% of our railcar fleet consists of non-retrofitted CPC-1232 tank cars that are involved in our terminalling business. Freight surcharges levied by the Class 1 railroads for using non-retrofitted CPC-1232 cars to transport crude oil could impact our railcar and terminalling customers. We are currently in discussions with a number of Class 1 railroads to understand their future plans for placing additional surcharges on CPC-1232 cars. We are also in preliminary discussions with our railcar lessors about the timelines for beginning retrofit work on our CPC-1232 cars.

We do not anticipate these regulatory changes and railroad surcharges to have a material impact on our ability to transport crude oil under our existing contracts. However, the additional costs to our customers coupled with an inability to access a sufficient number of compliant railcars in the future could result in a decrease in railcar related revenues or demand for terminalling services. We are currently working with our railcar suppliers and customers to further evaluate the impact of the new regulations on our fleet. We do not expect these regulations to have an impact on the minimum monthly commitment fees we receive from customers of our Hardisty rail terminal pursuant to our terminalling services agreements.

Initial Public Offering of Common Units
On October 15, 2014, we completed the IPO of 9,120,000 of our common units, currently representing a 42.8% limited partner interest in us, for proceeds of approximately $145 million after underwriting discounts, commissions and structuring fees. On the same date, we entered into a five-year, $300 million senior secured credit agreement, the Credit Agreement, comprised of a $200 million revolving credit facility, the Revolving Credit Facility, and a $100 million term loan, the Term Loan Facility, with Citibank, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement is a five-year committed facility that matures October 15, 2019, unless amended or extended. We also completed other transactions in connection with the closing of our IPO pursuant to which USD conveyed to us its ownership interests in each of its subsidiaries that own or operate the Hardisty, San Antonio and West Colton rail terminals and the railcar business. We retained approximately $36.8 million of proceeds from the IPO for general partnership purposes, including potentially funding acquisitions from USD and third parties and future growth projects. We also borrowed the Canadian equivalent of U.S. $100 million on our Term Loan Facility, which we distributed to USD Group LLC, or USDG.

How We Generate Revenue
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to assist in resource allocation decisions and to assess operational performance.

Terminalling Services
Our terminalling services segment includes our Hardisty, San Antonio and West Colton rail terminals. Our Hardisty rail terminal, which commenced operations in late June 2014, is an origination terminal where we load various grades of Canadian crude oil received from the Western Canada Sedimentary Basin into railcars. The Hardisty terminal can load up to two 120-railcar unit trains per day and consists of a fixed loading rack with 30 railcar loading positions, a unit train staging area and loop tracks capable of holding five unit trains simultaneously. Our San Antonio rail terminal, completed in April 2010, is a unit train-capable destination terminal with capacity to transload up to 20,000 bpd of ethanol received from producers by rail onto trucks to meet local ethanol demand in San Antonio and Austin, Texas. The San Antonio rail terminal has 20 railcar offloading positions and three truck loading positions. Our West Colton rail terminal, completed in November 2009, is a unit train-capable destination terminal that can transload up to 13,000 bpd of ethanol received by rail from regional and other producers onto trucks to meet local demand in the San Bernardino and Riverside County-Inland Empire region of Southern California. The West Colton rail terminal has 20 railcar offloading positions and three truck loading positions. Substantially all of the capacity at our Hardisty rail terminal is contracted under multi-year, take-or-pay terminal services agreements that include minimum monthly commitment fees. Our San Antonio and West Colton rail terminals operate under traditional fee for service arrangements that provide for a fixed fee per gallon of ethanol offloaded at each terminal.

Fleet Services
Our fleet services segment provides customers of our rail terminals and others, including affiliates of USD, with access to railcars, as well as railcar-specific services associated with the transportation of crude oil, ethanol and other liquid hydrocarbons. We refer to these services as fleet services, which may include, among other services, (1) the negotiation for and sourcing of railcars, (2) the maintenance of railcars in accordance with standard industry practice and applicable laws and regulations, (3) the management and tracking of railcar movements, (4) the regulatory, administrative and compliance reporting as required in connection with the movement of railcars, and (5) administrative, billing and other related services. As of June 30, 2015, our railcar fleet consisted of 3,749 active railcars. We do not own any railcars. Affiliates of USD lease 3,096 of the railcars in our fleet from third parties. We directly lease 653 railcars from third parties. We have entered into master fleet services agreements with a number of our rail terminal customers on a take-or-pay basis for periods ranging from five to nine years. We typically charge our customers, including affiliates of USD, monthly fees per railcar that include a component for railcar use (in the case of our directly leased railcar fleet) and a component for fleet services.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to evaluate our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) volumes; (ii) Adjusted EBITDA and DCF; and (iii) operating and maintenance expenses. We define Adjusted EBITDA and DCF below.

Volumes
The amount of Terminalling services revenue we generate primarily depends on minimum customer commitment fees and the volume of biofuels that we handle at our rail terminals. Although customers at our Hardisty rail terminal have committed to minimum monthly fees under their terminal services agreements with us, which generate the majority of our Terminalling services revenue, our results of operations will also be affected by:

•	our customers’ utilization of our terminals in excess of their minimum monthly commitment fees;

•	our ability to identify and execute accretive acquisitions and organic development projects which add incremental volumes; and

•
our ability to renew contracts with existing customers, enter into contracts with new customers, increase customer commitments and throughput volumes at our rail terminals, and provide additional ancillary services at those terminals.

Adjusted EBITDA and Distributable Cash Flow
We define Adjusted EBITDA as net income before depreciation and amortization, interest and other income, interest and other expense, unrealized gains and losses associated with derivative instruments, foreign currency transaction gains and losses, income taxes, non-cash expense related to our equity compensation programs, discontinued operations, adjustments related to deferred revenue associated with minimum monthly commitment fees and other items which management does not believe reflect the underlying performance of our business. We define Distributable Cash Flow, or DCF, as Adjusted EBITDA less net cash paid for interest, income taxes and maintenance capital expenditures. DCF does not reflect changes in working capital balances. Adjusted EBITDA and DCF are both non-GAAP, supplemental financial measures used by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	our operating performance as compared to those of other companies in the midstream sector, without regard to financing methods, historical cost basis or capital structure;

•	the ability of our assets to generate sufficient cash flow to make distributions to our partners;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and our ability to generate incremental cash flows from these opportunities.

We believe that the presentation of Adjusted EBITDA in this report provides information useful to investors in assessing our financial condition and results of operations. We further believe that Adjusted EBITDA and DCF information enhances an investor's understanding of our ability to generate cash for payment of distributions and other purposes. The GAAP measures most directly comparable to Adjusted EBITDA are net income and cash flow from operating activities. Adjusted EBITDA should not be considered an alternative to net income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA excludes some, but not all, items that affect net income and these measures may vary among other companies. As a result, Adjusted EBITDA and DCF may not be comparable to similarly titled measures of other companies.

The following table sets forth a reconciliation of Adjusted EBITDA and DCF to its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net cash flows provided by operating activities and net income (loss):
Net cash flows provided by operating activities	$9,785	$2,734	$15,289	$1,667
Add (deduct):
Discontinued operations	—	(194)	—	31
Depreciation	(1,096)	(128)	(2,189)	(254)
Gain (loss) associated with derivative instruments	(218)	(802)	1,731	(802)
Settlement of derivative contracts (1)	(784)	—	(1,678)	—
Bad debt expense	—	(610)	—	(610)
Amortization of deferred financing costs	(160)	(207)	(319)	(657)
Unit based compensation expense	(674)	—	(1,401)	—
Deferred income taxes	(878)	—	(878)	—
Changes in accounts receivable and other assets	(2,119)	1,199	5,487	2,597
Changes in accounts payable and accrued expenses	1,077	(3,474)	1,603	(2,350)
Changes in deferred revenue and other liabilities	(3,118)	(2,911)	(12,629)	(4,861)
Change in restricted cash	837	—	(323)	—
Net income (loss)	2,652	(4,393)	4,693	(5,239)
Add (deduct):
Interest expense	995	1,041	1,987	1,984
Depreciation	1,096	128	2,189	254
Provision for income taxes	1,984	18	2,006	24
EBITDA	6,727	(3,206)	10,875	(2,977)
Add (deduct):
Loss (gain) associated with derivative instruments	218	802	(1,731)	802
Settlement of derivative contracts (1)	784	—	1,678	—
Unit based compensation expense	674	—	1,401	—
Foreign currency transaction loss (gain) (2)	(42)	558	(383)	688
Deferred revenue associated with minimum monthly commitment fees (3)	1,550	—	8,380	—
Discontinued operations	—	194	—	(31)
Adjusted EBITDA	9,911	(1,652)	20,220	(1,518)
Add (deduct):
Cash paid for income taxes	(267)	(20)	(282)	(25)
Cash paid for interest	(946)	(689)	(1,960)	(1,135)
Distributable cash flow	$8,698	$(2,361)	$17,978	$(2,678)

(1)
The amounts presented represent the gross proceeds received at the time the derivative contracts were settled and do not consider the amounts paid in connection with the initial purchase of the derivative contracts. We purchased the derivative contracts for $93 thousand and $173 thousand with respect to the contracts settled in the three and six months ended June 30, 2015, respectively.

(2)	Represents foreign exchange transaction expenses associated with our Canadian subsidiaries.

(3)
Represents deferred revenue associated with minimum monthly commitment fees in excess of throughput utilized, which fees are not refundable to the customers. Amounts presented are net of: (a) the corresponding prepaid Gibson pipeline fee that will be recognized as expense concurrently with the recognition of revenue; (b) approximately $11.3 million and $13.9 million of previously deferred revenue generated in prior periods for the three and six months ended June 30, 2015, respectively; and (c) approximately $0.9 million and $1.5 million of previously prepaid Gibson pipeline fees for the three and six months ended June 30, 2015, respectively, which correspond with the previously deferred revenue recognized. Refer to additional discussion of these items in Notes 7 and 9 of our consolidated financial statements included in Part I, Item 1 of this report.

Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. Given that we generate a vast majority of our Adjusted EBITDA and DCF from our recently constructed Hardisty rail terminal, which was substantially completed on June 30, 2014, we do not expect to incur significant maintenance capital expenditures in the near term to maintain the operating capacity of our assets. We record routine maintenance expenses associated with operating our assets in "Selling, general and administrative" costs in our consolidated statements of operations. Our operating and maintenance expenses are comprised primarily of repairs and maintenance expenses, subcontracted rail expenses, utility costs, insurance premiums and related property taxes. In addition, our operating expenses include the cost of leasing railcars from third-party railcar suppliers and the shipping fees charged by railroads, which costs are generally passed through to our customers. Our expenses typically remain relatively stable, but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses.

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

Hardisty Operations
Our historical results of operations include revenues and expenses related to (i) the construction of our Hardisty rail terminal, (ii) the operation of our San Antonio and West Colton rail terminals, (iii) our railcar fleet services and (iv) the operations of our Hardisty rail terminal, which commenced operations in late June 2014. Costs incurred in the Predecessor periods with respect to the Hardisty rail terminal are primarily related to pre-operational activities.

Selling, General and Administrative Costs
Our historical results of operations include a $1.2 million management fee each year for the West Colton and San Antonio rail terminals. In addition, our historical selling, general and administrative costs include certain expenses allocated by our sponsor for corporate costs including insurance, professional fees, facilities, information services, human resources and other support departments, as well as direct expenses. These allocated expenses were charged or allocated to us primarily on the basis of direct usage when identifiable, with the remainder allocated evenly across the number of operating subsidiaries or allocated based on budgeted volumes or projected revenues. Our sponsor charges us for the management and operation of our assets, including an annual fee of approximately $2.5 million for 2015, for the provision of various centralized administrative services and allocated general and administrative costs and expenses incurred by them on our behalf.

We incur unit based compensation expense associated with the phantom units granted to directors, officers and employees of our general partner pursuant to the USD Partners LP 2014 Long-Term Incentive Plan, or LTIP, and Class A units granted to certain executive officers and other key employees of our general partner. We recognize the expense associated with the outstanding phantom units and with each Class A Vesting Tranche ratably over its requisite service period.

We also incur additional general and administrative expenses annually as a result of being a publicly traded partnership, consisting of costs associated with SEC reporting requirements, tax return and Schedule K-1 preparation and distribution, independent auditor fees, investor relations activities, Sarbanes-Oxley Act compliance, stock exchange listing, registrar and transfer agent fees, incremental director and officer liability insurance and director compensation. These additional general and administrative expenses are not reflected in our historical financial statements.

Foreign Currency Exchange Rates

Prior to June 2014, our operating income was predominantly derived from our San Antonio and West Colton rail terminals and, as a result, we historically had minimal exposure to fluctuations in foreign currency exchange rates. Currently, we derive a significant amount of operating income from our Canadian operations, particularly our Hardisty rail terminal. Given our exposure to fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar, our operating income and assets which are denominated in Canadian dollars will be positively affected when the Canadian dollar increases in relation to the U.S. dollar and will be negatively affected when the Canadian dollar decreases relative to the U.S. dollar, assuming all other factors are held constant. Conversely, our liabilities which are denominated in Canadian dollars will be positively affected when the Canadian dollar decreases in relation to the U.S. dollar and will be negatively affected when the Canadian dollar increases relative to the U.S. dollar. We have entered into derivative contracts to mitigate a significant portion of the potential impact that fluctuations in the value of the Canadian dollar relative to the U.S. dollar may have on cash flows generated by our Hardisty rail terminal operations over the next 18 months. As a result, we do not expect foreign currency exchange rates to have a significant impact on our operating cash flows in the near term.

Income Tax Expense
Prior to our IPO, we were included in our sponsor’s consolidated U.S. federal income tax return, in which we were treated as an entity disregarded as separate from our sponsor for income tax purposes. Subsequent to the closing of the IPO, we are treated as a partnership for U.S. federal income tax purposes, with each partner being separately taxed on their share of taxable income; therefore, no U.S. federal income tax expense is reflected in our Predecessor financial statements.

Our Hardisty rail terminal is subject to Canadian income taxes that result from taxable income generated by our Canadian operations and withholding taxes that are applicable to certain distributions from our Canadian subsidiaries. Prior to commencing operations in late June 2014, our Hardisty rail terminal did not generate any taxable income, but produced net operating losses that were available to reduce future Canadian provincial and federal taxable income. We utilized net operating losses relating to our Canadian terminalling business during the second half of 2014 and the first half of 2015, to the extent available, to offset Canadian taxable income generated during these periods. The combined Canadian federal and provincial income tax rate was 25% prior to the income tax rate increase enacted by the Canadian province of Alberta in June 2015, which retroactively increased the combined provincial/federal income tax rate by 1% for 2015 and an additional 1% beginning in 2016. As a result, we anticipate paying income taxes on our Canadian income at a combined provincial/federal income tax rate of 26% in 2015 and 27% beginning January 1, 2016. We have a Canadian loss carryover of approximately $5.1 million as of June 30, 2015, of which approximately $1.5 million could be applied towards future ordinary taxable income generated by our Canadian railcar business. We will also be required to pay withholding taxes at a rate of 5% on cash distributed to us from our Canadian subsidiaries.

In order to maintain our status as a partnership for U.S. federal income tax purposes, we have elected to conduct a portion of our business, relating to railcar fleet services, in a subsidiary that is treated as a corporation for U.S. federal income tax purposes. We are in the process of requesting a ruling from the IRS upon which, if granted, we may rely with respect to the qualifying nature of the income from this business. If the IRS is unwilling or unable to provide a favorable ruling with respect to the income from our railcar fleet services business, we will remain subject to corporate-level tax on the revenues generated by this business. Conversely, if the IRS does provide a favorable ruling, we may choose to restructure our railcar fleet services business into a pass-through entity for U.S. federal income tax purposes. Such restructuring may result in a significant, one-time income tax liability and other costs, which may reduce our cash available for distribution in the near term.

Financing
Historically, our operations were financed with cash generated by our operations and intercompany loans from our sponsor. On October 15, 2014, in connection with the closing of our IPO, we entered into a five-year, $300.0 million Credit Agreement comprised of a $100.0 million Term Loan Facility (borrowed in Canadian dollars and maturing on July 14, 2019) and a $200.0 million Revolving Credit Facility (maturing on October 15, 2019), which will automatically be expanded to $300.0 million proportionately as the Term Loan Facility principal is reduced. As of August 11, 2015, we had $18.0 million drawn on our Revolving Credit Facility. The amount outstanding under our Term Loan Facility was unchanged from the balance presented at June 30, 2015, in our consolidated balance sheet.

We anticipate using our cash flows generated in Canada initially to repay borrowings under our Term Loan Facility and borrowing up to the U.S. dollar equivalent amount under our Revolving Credit Facility to fund distributions to our unitholders. Following repayment of our Term Loan Facility and absent the incurrence of additional Canadian debt, we anticipate distributing Canadian cash flows to our U.S. entities, which could be subject to Canadian withholding taxes, in order to partially fund distributions to our unitholders.

Cash Distributions
The board of directors of our general partner has adopted a policy for the partnership to make quarterly cash distributions in amounts equal to at least the minimum quarterly distribution of $0.2875 per common unit $1.15 per unit on an annualized basis) to the extent we have sufficient available cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. Pursuant to this cash distribution policy, we will pay distributions no later than 60 days after the end of each quarter. On July 30, 2015, the board of directors of our general partner declared a distribution of $0.29 per unit for the three months ended June 30, 2015. This distribution will be paid on August 14, 2015, to unitholders of record at the close of business on August 10, 2015.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to assist in resource allocation decisions and to assess operational performance.

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Operating income
Terminalling services	$7,074	$(1,078)	$8,913	$(870)
Fleet services	620	(294)	1,389	(101)
Corporate and other	(1,887)	(408)	(3,730)	(801)
Total Operating income (loss)	5,807	(1,780)	6,572	(1,772)
Interest expense	995	1,041	1,987	1,984
Loss (gain) associated with derivative instruments	218	802	(1,731)	802
Foreign currency transaction loss (gain)	(42)	558	(383)	688
Provision for income taxes	1,984	18	2,006	24
Income (loss) from continuing operations	2,652	(4,199)	4,693	(5,270)
Income (loss) from discontinued operations	—	(194)	—	31
Net income (loss)	$2,652	$(4,393)	$4,693	$(5,239)

Summary Analysis of Operating Results
Our operating results for the three and six months ended June 30, 2015, compared with our operating results for the three and six months ended June 30, 2014, were largely driven by the commencement of operations at our Hardisty rail terminal facility in late June 2014. Our Hardisty rail terminal operations contributed approximately $6.4 million and $8.0 million to the operating income of our Terminalling services business for the three and six months ended June 30, 2015, respectively, and also contributed to the increased usage of our Fleet services business. Operating income of our Fleet services business increased approximately $0.9 million and $1.5 million for the three and six months ended June 30, 2015, respectively. Partially offsetting the additional operating income generated by the Hardisty rail terminal during the three and six months ended June 30, 2015, were additional costs associated with operating the Hardisty rail terminal, as well as increased selling, general and administrative costs primarily related to our omnibus agreement and public partnership expenses that we did not incur prior to our IPO in October 2014. Our operating results for the three and six months ended June 30, 2015, were also favorably affected by our foreign currency derivative instrument contracts, which we entered into in May 2014 and June 2015. A more comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS - BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services segment and the approximate average daily throughput volumes of our rail terminals for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues
Terminalling services	$16,082	$1,870	$24,469	$3,448
Railroad incentives	18	—	27	—
Total revenues	16,100	1,870	24,496	3,448
Operating costs
Subcontracted rail services	2,222	1,629	4,449	2,109
Pipeline fees	4,460	—	6,403	—
Selling, general and administrative	1,248	1,191	2,542	1,955
Depreciation	1,096	128	2,189	254
Total operating costs	9,026	2,948	15,583	4,318
Operating income (loss)	7,074	(1,078)	8,913	(870)
Interest expense	572	1,041	1,174	1,984
Loss (gain) associated with derivative instruments	218	802	(1,731)	802
Foreign currency transaction loss	8	558	54	688
Provision for income taxes	1,973	17	1,980	22
Income (loss) from continuing operations	$4,303	$(3,496)	$7,436	$(4,366)
Average daily terminal throughput (bpd)	17,275	16,267	26,124	15,099

Three months ended June 30, 2015, compared with the three months ended June 30, 2014
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $14.2 million to $16.1 million for the three months ended June 30, 2015, from $1.9 million for the three months ended June 30, 2014. This increase was primarily attributable to revenue generated by our Hardisty rail terminal which commenced operations in late June 2014, and as a result, did not contribute meaningfully to revenues for the three months ended June 30, 2014.

Substantially all of the terminalling capacity of our Hardisty rail terminal is contracted under multi-year, take-or-pay terminal services agreements, which obligate our customers to pay us minimum monthly commitment fees. Terminalling services revenue for the three months ended June 30, 2015, excludes approximately $13.5 million of amounts associated with minimum monthly commitment fees we received as payment from our customers during the quarter that we have deferred and recorded as short-term liabilities in our consolidated balance sheet. We have deferred recognizing this revenue in connection with the minimum monthly commitment fees paid by customers of our Hardisty rail terminal that are in excess of their actual throughput volumes due to the make-up rights we have granted them under their terminal services agreements with us. Our customers can use these make-up rights for periods of up to six months to offset throughput volumes in excess of their minimum monthly commitments in future periods, to the extent capacity is available for the excess volume. We expect to recognize the deferred amounts as our customers use these rights, upon expiration of the make-up period, or when our customers' ability to utilize those rights is determined to be remote. We recognized approximately $11.3 million of previously deferred revenues during three months ended June 30, 2015.

Railroad Incentive Payments
Historically, we have received incentive payments from railroads in connection with large capital projects that are projected to create incremental traffic on their network. With respect to our Hardisty rail terminal, we have the right to receive incentive payments based on the number of railcars loaded for certain customers through mid-2017. A portion of these payments increases the pipeline fees payable to Gibson. We earned approximately $18 thousand of railroad incentive payments during the three months ended June 30, 2015 in connection with the operation of our Hardisty rail terminal.

Operating Costs
The operating costs of our Terminalling services segment increased $6.1 million to $9.0 million for the three months ended June 30, 2015, from $2.9 million for the three months ended June 30, 2014. The increase is primarily due to the commencement of operations at our Hardisty rail terminal in late June 2014, which resulted in the following changes for the three months ended June 30, 2015, as compared with the three months ended June 30, 2014: (i) an increase of $0.6 million in Subcontracted rail services costs, (ii) an increase of $4.5 million in Pipeline fees, (iii) an increase of $0.1 million in Selling, general and administrative expenses, and (iv) an increase of $1.0 million in Depreciation expense.

SSubcontracted rail services. We subcontract a majority of the services related to the operations of our rail terminals, which costs are primarily fixed. These Subcontracted rail services costs increased $0.6 million to $2.2 million for the three months ended June 30, 2015, from $1.6 million for the three months ended June 30, 2014, primarily due to additional costs incurred in Canada as our Hardisty rail terminal was operational for the full three months ended June 30, 2015, whereas during the three months ended June 30, 2014, our Hardisty rail terminal was in the early stages of its operations.

Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson's storage terminal to our Hardisty rail terminal via pipeline. The pipeline fees paid to Gibson are based on a predetermined formula which includes amounts collected from customers at our Hardisty rail terminal. We may defer recognizing portions of these costs as expense until such time that we recognize the related deferred revenue following the expiration of any make up rights provisions. We incurred pipeline fees of $4.5 million for the three months ended June 30, 2015, in connection with the operations of our Hardisty rail terminal. We did not incur similar pipeline fees during the three months ended June 30, 2014, as our Hardisty rail terminal was in the early stages of its operations.

Selling, general and administrative. Selling, general and administrative expenses were largely unchanged for the three months ended June 30, 2015, as compared with the three months ended June 30, 2014. Salaries and benefits, property taxes and other administrative costs were higher for the three months ended June 30, 2015, than for the same period in 2014, primarily due to the commencement of operations at our Hardisty rail terminal in late June 2014. The increase in costs was partially offset by a decrease in the average exchange rate for U.S. dollars received for each Canadian dollar to 0.8132 for the three months ended June 30, 2015, from 0.9166 during the three months ended June 30, 2014, which resulted in an approximate $83 thousand benefit from translating our Canadian dollar denominated expenses into U.S. dollars.

Depreciation. Depreciation expense increased $1.0 million to $1.1 million for the three months ended June 30, 2015, from $0.1 million for the three months ended June 30, 2014, primarily as a result of the Hardisty rail terminal assets which were placed into service in late June 2014 and incurred negligible depreciation expense during the three months ended June 30, 2014.

Other Expenses
Interest expense. Interest expense for our Terminalling services segment decreased by $0.4 million to $0.6 million for the three months ended June 30, 2015, from $1.0 million for the three months ended June 30, 2014, primarily due to lower weighted average outstanding debt balances and interest rates during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Loss associated with derivative instruments. In May 2014 and June 2015, we entered into derivative contracts to mitigate our exposure to fluctuations in foreign currency exchange rates, specifically between the U.S. dollar and the Canadian dollar, related to operations at our Hardisty rail terminal. We record all of our derivative financial instruments at fair market value in our consolidated financial statements, which we adjust each period for changes in the fair market value, or mark to market.

From March 31, 2015, to June 30, 2015, the exchange rate between the U.S. and Canadian dollars increased from 0.791 to 0.8095 U.S. dollars for each Canadian dollar. This reduced the value of our derivative contracts at June 30, 2015, relative to the value at March 31, 2015, producing a loss of $0.2 million for the three months ended June 30, 2015.

Similarly, from May 20, 2014, when we executed the derivative contracts to mitigate our exposure to Canadian cash flows for 2014 and 2015, to June 30, 2014, the exchange rate between the U.S. and Canadian dollars increased from 0.9185 to 0.9371 U.S. dollars for each Canadian dollar. This reduced the value of our derivative contracts at June 30, 2014, relative to the value at May 20, 2014, producing a loss of $0.8 million for the three months ended June 30, 2014.

Foreign currency transaction loss. Our Terminalling services segment recognized foreign currency transaction losses of $8 thousand for the three months ended June 30, 2015, compared with $558 thousand for the three months ended June 30, 2014. The foreign currency transaction losses recognized during the three months ended June 30, 2015, primarily relate to the routine settlement of intercompany transactions associated with the operations of our Hardisty rail terminal. The foreign currency transaction losses recognized during the three months ended June 30, 2014, primarily result from the May 2014 repayment of an intercompany loan associated with the development of the Hardisty rail terminal.

Provision for income taxes. A significant amount of our operating income is generated by our Hardisty rail terminal located in the Canadian province of Alberta. As a Canadian business, operating income from our Hardisty rail terminal is subject to corporate income tax rates enacted by the Canadian federal and provincial governments, which on a combined basis have increased from 25% to 26% effective July 1, 2015 and applicable to taxable income for the entirety of 2015, increasing further to 27% beginning January 1, 2016. Our provision for income taxes for the Terminalling services segment was $2.0 million for the three months ended June 30, 2015, as compared with $17 thousand for the three months ended June 30, 2014, partially as a result of these recently enacted tax rate changes. The increase is also attributable to the current and deferred income taxes associated with our Hardisty rail terminal operations, which commenced operations in late June 2014 and did not generate taxable income for the three months ended June 30, 2014. We expect our income tax expense will continue at this higher rate given the operating income we currently derive from our Hardisty rail terminal.

Six months ended June 30, 2015 compared with the six months ended June 30, 2014
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $21.0 million to $24.5 million for the six months ended June 30, 2015, from $3.4 million for the six months ended June 30, 2014. This increase was primarily due to the revenue generated by our Hardisty rail terminal which commenced operations in late June 2014, and as a result, minimally contributed to operating revenue during the six months ended June 30, 2014.

Terminalling services revenue for the six months ended June 30, 2015, excludes approximately $25.7 million of amounts associated with minimum monthly commitment fees we received as payment from our customers during the period that we have deferred and recorded as short-term liabilities in our consolidated balance sheet. We have deferred recognizing this revenue in connection with the minimum monthly commitment fees paid by customers of our Hardisty rail terminal that are in excess of their actual throughput volumes due to the make-up rights we have granted them under their terminal services agreements with us. Our customers can use these make-up rights for periods of up to six months to offset throughput volumes in excess of their minimum monthly commitments in future periods, to the extent capacity is available for the excess volume. We expect to recognize the deferred amounts as our customers use these rights, upon expiration of the make-up period, or when our customers' ability to utilize those rights is determined to be remote. We recognized approximately $13.9 million of previously deferred revenues during the six months ended June 30, 2015.

Railroad Incentive Payments
Historically, we have received incentive payments from railroads in connection with large capital projects that are projected to create incremental traffic on their network. With respect to our Hardisty rail terminal, we have the right to receive incentive payments based on the number of railcars loaded for certain customers through mid-2017. A portion of these payments increases the pipeline fees payable to Gibson. We earned approximately $27 thousand of railroad incentive payments during the six months ended June 30, 2015, in connection with the operation of our Hardisty rail terminal.

Operating Costs
The operating costs of our Terminalling services segment increased $11.3 million to $15.6 million for the six months ended June 30, 2015, as compared with $4.3 million for the six months ended June 30, 2014. The increase is primarily due to the commencement of operations at our Hardisty rail terminal in late June 2014, which resulted in the following changes for the six months ended June 30, 2015, as compared with the six months ended June 30, 2014: (i) an increase of $2.3 million in Subcontracted rail services costs, (ii) an increase of $6.4 million in Pipeline fees, (iii) an increase of $0.6 million in Selling, general and administrative expenses, and (iv) an increase of $1.9 million in Depreciation expense.

SSubcontracted rail services. We subcontract a majority of the services related to the operations of our rail terminals, which costs are primarily fixed. Subcontracted rail services costs increased $2.3 million to $4.4 million for the six months ended June 30, 2015, from $2.1 million for the six months ended June 30, 2014, primarily due to additional costs incurred in Canada as our Hardisty rail terminal was operational for the full six months ended June 30, 2015, whereas during the six months ended June 30, 2014, our Hardisty rail terminal was in the early stages of its operations.

Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson's storage terminal to our Hardisty rail terminal via pipeline. The pipeline fees paid to Gibson are based on a predetermined formula which includes amounts collected from customers at our Hardisty rail terminal. We may defer recognizing portions of these costs as expense until such time that we recognize the related deferred revenue following the expiration of any make up rights provisions. We incurred pipeline fees of $6.4 million for the six months ended June 30, 2015, in connection with the operations of our Hardisty rail terminal. We did not incur similar pipeline fees during the six months ended June 30, 2014, as our Hardisty rail terminal was in the early stages of its operations.

Selling, general and administrative. Selling, general and administrative expenses increased approximately $0.6 million to approximately $2.5 million for the six months ended June 30, 2015, from approximately $2.0 million for the six months ended June 30, 2014. The increase is primarily attributable to additional salaries and benefits, property taxes and other operating costs associated with our Hardisty rail terminal which commenced operations in late June 2014, partially offset by the lower exchange rate between the U.S. dollar and the Canadian dollar during the six months ended June 30, 2015, as compared with the six months ended June 30, 2014, which reduced selling, general and administrative expenses for the six months ended June 30, 2015, by approximately $170 thousand.

Depreciation. Depreciation expense increased $1.9 million to $2.2 million for the six months ended June 30, 2015, from $0.3 million for the six months ended June 30, 2014, primarily as a result of the Hardisty rail terminal assets which were placed into service in late June 2014 and incurred negligible depreciation expense during the six months ended June 30, 2014.

Other Expenses
Interest expense. Interest expense for our Terminalling services segment decreased by $0.8 million to $1.2 million for the six months ended June 30, 2015, from $2.0 million for the six months ended June 30, 2014, primarily due to lower weighted average outstanding debt balances and interest rates during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Gain or loss associated with derivative instruments. In May 2014 and June 2015, we entered into derivative contracts to mitigate our exposure to fluctuations in foreign currency exchange rates, specifically between the U.S. dollar and the Canadian dollar, related to operations at our Hardisty rail terminal. We record all of our derivative financial instruments at fair market value in our consolidated financial statements, which we adjust each period for changes in the fair market value, or mark to market.

From December 31, 2014, to June 30, 2015, the exchange rate between the U.S. and Canadian dollars decreased from 0.8601 to 0.8095 U.S. dollars for each Canadian dollar. This increased the value of our derivative contracts at June 30, 2015, relative to the value at December 31, 2014, producing a gain of $1.7 million for the six months ended June 30, 2015.

From May 20, 2014, when we initially executed our derivative contracts to mitigate our exposure to Canadian cash flows for 2014 and 2015, to June 30, 2014, the exchange rate between the U.S. and Canadian dollars increased from 0.9185 to 0.9371 U.S. dollars for each Canadian dollar. This reduced the value of our derivative contracts at June 30, 2014, relative to the value at May 20, 2014, producing a loss of $0.8 million for the six months ended June 30, 2014.

Foreign currency transaction loss. Our Terminalling services segment recognized foreign currency transaction losses of $54 thousand for the six months ended June 30, 2015, compared with $688 thousand for the six months ended June 30, 2014. The foreign currency transaction losses recognized during the six months ended June 30, 2015, primarily relate to the routine settlement of intercompany transactions associated with the operations of our Hardisty rail terminal. The foreign currency transaction losses recognized during the six months ended June 30, 2014, primarily result from the May 2014 repayment of an intercompany loan associated the development of the Hardisty rail terminal.

Provision for income taxes. A significant amount of our operating income is generated by our Hardisty rail terminal located in the Canadian province of Alberta. As a Canadian business, operating income from our Hardisty rail terminal is subject to corporate income tax rates enacted by the Canadian federal and provincial governments, which on a combined basis have increased from 25% to 26% effective July 1, 2015 and applicable to taxable income for the entirety of 2015, increasing further to 27% beginning January 1, 2016. Our provision for income taxes for the Terminalling services segment was meaningfully higher at $2.0 million for the six months ended June 30, 2015, as compared with $22 thousand for the six months ended June 30, 2014, partially as a result of these recently enacted tax rate changes. The increase is also attributable to the current and deferred income taxes associated with our Hardisty rail terminal operations, which commenced operations in late June 2014 and did not generate taxable income for the six months ended June 30, 2014. We are currently assessed Canadian federal and provincial income taxes at a rate of 26% of taxable income derived from our Hardisty rail terminal operations, which will increase to 27% beginning January 1, 2016.

FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues
Fleet leases	$2,917	$2,422	$6,005	$4,596
Fleet services	825	501	1,853	956
Freight and other reimbursables	553	643	1,549	1,921
Total revenues	4,295	3,566	9,407	7,473
Operating costs
Fleet leases	2,917	2,422	6,005	4,596
Freight and other reimbursables	553	643	1,549	1,921
Selling, general and administrative	205	795	464	1,057
Total operating costs	3,675	3,860	8,018	7,574
Operating income (loss)	620	(294)	1,389	(101)
Foreign currency transaction loss	(50)	—	(27)	—
Provision for income taxes	10	1	25	2
Income (loss) from continuing operations	$660	$(295)	$1,391	$(103)

Three months ended June 30, 2015 compared with the three months ended June 30, 2014
Revenues
Revenues from our Fleet services segment increased $0.7 million to $4.3 million for the three months ended June 30, 2015, from $3.6 million for the three months ended June 30, 2014. The increase was attributable to a $0.5 million increase in Fleet leases and a $0.3 million increase in Fleet services, which were partially offset by a $0.1 million decrease in Freight and other reimbursables revenue. The additional revenues are primarily driven by the additional railcar leases and services provided to customers of our Hardisty rail terminal, which commenced operations in late June 2014.

Fleet leases. Fleet leases revenue increased $0.5 million to $2.9 million for the three months ended June 30, 2015, from $2.4 million for the three months ended June 30, 2014, primarily due to additional railcars leased by customers of our Hardisty rail terminal. We leased an average of approximately 3,600 railcars for the three months ended June 30, 2015, as compared with approximately 2,700 railcars for the three months ended June 30, 2014.

Fleet services. Fleet services revenue increased $0.3 million to $0.8 million for the three months ended June 30, 2015, from $0.5 million for the three months ended June 30, 2014, primarily due to an increase in railcar services provided to customers of our Hardisty rail terminal, including an affiliate of USD.

Freight and other reimbursables. Freight and other reimbursables revenues decreased approximately $0.1 million for the three months ended June 30, 2015, as compared with the three months ended June 30, 2014, as we incurred less railroad freight fees on behalf of customers, primarily associated with the delivery and shipment of railcars in connection with the commencement of operations at our Hardisty rail terminal. These freight fees are generally reimbursed by our customers. Freight and other reimbursables revenues were exactly offset by Freight and other reimbursables costs payable to the railroads.

Operating Costs
Operating costs of our Fleet services segment decreased $0.2 million to $3.7 million for the three months ended June 30, 2015, from $3.9 million for the three months ended June 30, 2014, primarily due to a decrease of $0.6 million in Selling, general and administrative expenses and a decrease of $0.1 million in Freight and other reimbursables costs, which were partially offset by an increase of $0.5 million in Fleet leases costs primarily due to additional railcar leases and related costs incurred for services provided to customers of our Hardisty rail terminal, which commenced operations in late June 2014.

Fleet leases costs. Fleet leases costs increased $0.5 million to $2.9 million for the three months ended June 30, 2015, from $2.4 million for the three months ended June 30, 2014, primarily due to additional railcars leased on behalf of customers of our Hardisty rail terminal. We leased and average of approximately 3,400 railcars for the six months ended June 30, 2015, as compared with approximately 2,500 railcars for the six months ended June 30, 2014.

Freight and other reimbursables costs. Freight and other reimbursables costs decreased approximately $0.1 million for the three months ended June 30, 2015, as compared with the three months ended June 30, 2014, as we incurred less railroad freight fees on behalf of customers, primarily associated with the delivery and shipment of railcars in connection with the commencement of operations at our Hardisty rail terminal. These freight fees are generally reimbursed by our customers. Freight and other reimbursables costs were exactly offset by Freight and other reimbursables revenues.

Selling, general and administrative. Selling, general and administrative expenses for our Fleet services segment decreased $0.6 million to $0.2 million for the three months ended June 30, 2015, from $0.8 million for the three months ended June 30, 2014, primarily due to bad debt expense of $0.6 million related to unrecovered reimbursable freight costs associated with the initial delivery of railcars in support of our Hardisty rail terminal which was recorded during the three months ended June 30, 2014.

Depreciation. Our Fleet services segment does not own any significant amounts of property upon which to record depreciation expense and, as a result, did not incur depreciation expense for either of the three months ended June 30, 2015 or 2014.

Other Expenses
Provision for income taxes. Provision for income taxes for our Fleet services segment was $10 thousand for the three months ended June 30, 2015, and related to federal income taxes on USD Rail LP as well as state franchise taxes. Our income tax provision was $1 thousand for the three months ended June 30, 2014, all of which related to state franchise taxes.

Six months ended June 30, 2015 compared with the six months ended June 30, 2014
Revenues
Revenues from our Fleet services segment increased $1.9 million to $9.4 million for the six months ended June 30, 2015, from $7.5 million for the six months ended June 30, 2014. The increase was attributable to a $1.4 million increase in Fleet leases, a $0.9 million increase in Fleet services, partially offset by a decrease of $0.4 million in Freight and other reimbursables revenue. The additional revenues are primarily driven by the additional railcar leases and services provided to customers of our Hardisty rail terminal, which commenced operations in late June 2014.

Fleet leases. Fleet leases revenue increased $1.4 million to $6.0 million for the six months ended June 30, 2015, from $4.6 million for the six months ended June 30, 2014, primarily due to additional railcars leased by customers of our Hardisty rail terminal.

Fleet services. Fleet services revenue increased $0.9 million to $1.9 million for the six months ended June 30, 2015, from $1.0 million for the six months ended June 30, 2014, primarily due to an increase in railcar services provided to customers of our Hardisty rail terminal, including an affiliate of USD.

Freight and other reimbursables. Freight and other reimbursables revenues decreased $0.4 million to $1.5 million for the six months ended June 30, 2015, from $1.9 million for six months ended June 30, 2014, as we incurred less railroad freight fees on behalf of certain customers, primarily associated with the delivery and shipment of railcars in connection with the commencement of operations at our Hardisty rail terminal. These freight fees are generally reimbursed by our customers. Freight and other reimbursables revenues were exactly offset by Freight and other reimbursables costs payable to the railroads.

Operating Costs
Operating costs, other than selling, general and administrative, are primarily driven by the additional railcar leases and related costs incurred for services provided to customers of our Hardisty rail terminal, which commenced operations in late June 2014. Operating costs of our Fleet services segment increased $0.4 million to $8.0 million for the six months ended June 30, 2015, from $7.6 million for the six months ended June 30, 2014, primarily due to an increase of $1.4 million in Fleet leases costs, partially offset by a decrease of $0.4 million in Freight and other reimbursables costs, and a decrease of $0.6 million in Selling, general and administrative expenses.

Fleet leases costs. Fleet leases costs increased $1.4 million to $6.0 million for the six months ended June 30, 2015, from $4.6 million for the six months ended June 30, 2014, primarily due to the additional railcars leased on behalf of customers of our Hardisty rail terminal.

Freight and other reimbursables costs. Freight and other reimbursables costs decreased $0.4 million to $1.5 million for the six months ended June 30, 2015, from $1.9 million for the six months ended June 30, 2014, as we incurred less railroad freight fees on behalf of customers, primarily associated with the delivery and shipment of railcars in connection with the commencement of operations at our Hardisty rail terminal. These freight fees are generally reimbursed by our customers. Freight and other reimbursables costs were exactly offset by Freight and other reimbursables revenues.

Selling, general and administrative. Selling, general and administrative expenses for our Fleet services segment decreased $0.6 million to $0.5 million for the six months ended June 30, 2015, from $1.1 million for the six months ended June 30, 2014, primarily due to bad debt expense of $0.6 million related to unrecovered reimbursable freight costs associated with the initial delivery of railcars in support of our Hardisty rail terminal which was recorded during the six months ended June 30, 2014.

Depreciation. Our Fleet services segment does not own any significant amounts of property upon which to record depreciation expense and, as a result, did not incur depreciation expense for either of the six months ended June 30, 2015 or 2014.

Other Expenses
Provision for income taxes. Provision for income taxes for our Fleet services segment was $25 thousand for the six months ended June 30, 2015, and related to federal income taxes on USD Rail LP as well as state franchise taxes. Our income tax provision was $2 thousand for the six months ended June 30, 2014, all of which was related to state franchise taxes.

Segment Adjusted EBITDA

Our chief operating decision maker, or CODM, regularly reviews financial information about both segments in deciding how to allocate resources and evaluate performance. Our CODM assesses segment performance based on Segment Adjusted EBITDA, which we define as net income before depreciation and amortization, interest and other income, interest and other expense, unrealized gains and losses associated with derivative instruments, foreign currency transaction gains and losses, income taxes, non-cash expense related to our equity compensation programs, discontinued operations, adjustments related to deferred revenue associated with minimum monthly commitment fees and other items which management does not believe reflect the underlying performance of our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Adjusted EBITDA
Terminalling services	$10,504	$(950)	$21,160	$(616)
Fleet services	620	(294)	1,389	(101)
Corporate activities (1)	(1,213)	(408)	(2,329)	(801)
Total Adjusted EBITDA	9,911	(1,652)	20,220	(1,518)
Add (deduct):
Interest expense	(995)	(1,041)	(1,987)	(1,984)
Depreciation	(1,096)	(128)	(2,189)	(254)
Provision for income taxes	(1,984)	(18)	(2,006)	(24)
Gain (loss) associated with derivative instruments	(218)	(802)	1,731	(802)
Settlement of derivative contracts (2)	(784)	—	(1,678)	—
Unit based compensation expense	(674)	—	(1,401)	—
Foreign currency transaction gain (loss) (3)	42	(558)	383	(688)
Deferred revenue associated with minimum monthly commitment fees (4)	(1,550)	—	(8,380)	—
Income (loss) from continuing operations	$2,652	$(4,199)	$4,693	$(5,270)

(1)	Corporate activities represents corporate and financing transactions that are not allocated to the established reporting segments.

(2)
The amounts presented represent the gross proceeds received at the time the derivative contracts were settled and do not consider the amounts paid in connection with the initial purchase of the derivative contracts. We purchased the derivative contracts for $93 thousand and $173 thousand with respect to the contracts settled in the three and six months ended June 30, 2015, respectively.

(3)	Represents foreign exchange transactional expenses associated with our Canadian subsidiaries.

(4)
Represents deferred revenue associated with minimum monthly commitment fees in excess of throughput utilized, which fees are not refundable to the customers. Amounts presented are net of: (a) the corresponding prepaid Gibson pipeline fee that will be recognized as expense concurrently with the recognition of revenue; (b) approximately $11.3 million and $13.9 million of previously deferred revenue generated in prior periods for the three and six months ended June 30, 2015, respectively; and (c) approximately $0.9 million and $1.5 million of previously prepaid Gibson pipeline fees for the three and six months ended June 30, 2015, respectively. Refer to additional discussion of these items in Notes 7 and 9 of our consolidated financial statements included in Part I, Item 1 of this report.

Terminalling Services Segment
Adjusted EBITDA from our Terminalling services segment increased $11.5 million to $10.5 million for the three months ended June 30, 2015, from a $1.0 million deficit for the three months ended June 30, 2014. The increase is primarily the result of operating activity at our Hardisty rail terminal, which commenced operations in June 2014. Each of the components of Adjusted EBITDA included in the above table are primarily attributable to the operating activity of our Hardisty rail terminal during the three months ended June 30, 2015.

Adjusted EBITDA from our Terminalling services segment increased $21.8 million to $21.2 million for the six months ended June 30, 2015, from a $0.6 million deficit for the six months ended June 30, 2014. The increase is primarily the result of operating activity at our Hardisty rail terminal, which commenced operations in June 2014. Each of the components of Adjusted EBITDA included in the above table are primarily attributable to the operating activity of our Hardisty rail terminal during the six months ended June 30, 2015.

Fleet Services Segment
Adjusted EBITDA from our Fleet services segment increased $0.9 million to $0.6 million in the three months ended June 30, 2015, as compared with a $0.3 million deficit in the three months ended June 30, 2014, primarily due to the provision of fleet services related to railcars used at our Hardisty rail terminal, which commenced operations in June 2014.

Adjusted EBITDA from our Fleet services segment increased $1.5 million to $1.4 million in the six months ended June 30, 2015, as compared with a $0.1 million deficit in the six months ended June 30, 2014, primarily due to the provision of fleet services related to railcars used at our Hardisty rail terminal, which commenced operations in June 2014.

Discontinued Operations
On December 12, 2012, USDG sold all of its membership interests in five of its subsidiaries included in our Terminalling services segment to a large energy transportation, terminalling and pipeline company, which we refer to as the "Acquirer". In conjunction with this sale, we ceased the operations of another subsidiary, USD Services LLC, or USDS, which primarily provided loading and unloading services to the Acquirer, pursuant to a service agreement. Effective at the closing date of this sale, USDS assigned or terminated any obligations it had in relation to its operations, but continued to receive indirect cash flows. These indirect cash flows were recorded as loss from discontinued operations of $194 thousand for the three months ended June 30, 2014, and income from discontinued operations of $31 thousand for the six months ended June 30, 2014. We have not participated in any revenue producing activities with respect to USDS during the current year, and the cash flows terminated upon the expiration of the assigned service agreement on February 15, 2015.

LIQUIDITY AND CAPITAL RESOURCES
Our principal liquidity requirements are to make distributions to our unitholders, finance current operations, fund capital expenditures, including potential acquisitions and the costs to construct new assets, and service our debt. Historically, we financed our operations with cash generated from operations, borrowings under our sponsor's credit facility and intercompany loans and contributions from our sponsor.

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our Revolving Credit Facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our near-term working capital and long-term capital expenditure requirements and to make quarterly cash distributions. In addition, we retained a portion of the proceeds from our IPO to fund potential future growth initiatives and for general partnership purposes, which is included in "Cash and cash equivalents" on our consolidated balance sheet.

The following table presents our available liquidity:

	June 30, 2015	December 31, 2014
	(in millions)
Cash and cash equivalents	$37.9	$40.2
Aggregate borrowing capacity under Credit Agreement	300.0	300.0
Less: Term Loan Facility amounts outstanding	60.4	81.4
Revolving Credit Facility amounts outstanding	12.0	—
Letters of credit outstanding	—	—
Total available liquidity	$265.5	$258.8

Energy Capital Partners must approve any additional issuances of equity by us, which determinations may be made free of any duty to us or our unitholders. Additionally, members of our general partner’s board of directors appointed by Energy Capital Partners must approve the incurrence or refinancing of our indebtedness outside of the ordinary course of business.

Cash Flows
The following table and discussion presents a summary of net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$15,289	$1,667
Investing activities	(1,900)	(30,793)
Financing activities	(15,432)	27,465
Discontinued operations	—	26,941
Effect of exchange rates on cash	(318)	1,010
Net increase (decrease) in cash and cash equivalents	$(2,361)	$26,290

Operating Activities
Net cash provided by operating activities increased by $13.6 million to $15.3 million for the six months ended June 30, 2015, from $1.7 million for the six months ended June 30, 2014. The increase was primarily due to the increase in net income and the net changes in working capital associated with the operations of our Hardisty rail terminal, which commenced operations in late June 2014 and was fully operational during the six months ended June 30, 2015.

Our historical cash flows have not been affected by income taxes. However, with the commencement of the Hardisty rail terminal operations in late June 2014 and our utilization of net operating loss carryforwards, we expect to be subject to a greater amount of income tax expense in future periods. Additionally, the Canadian province of Alberta recently enacted increases in the corporate income tax rates from a combined Alberta/federal income tax rate of 25% to 26% for 2015, increasing to 27% beginning January 1, 2016. As a result of these factors, the cash we pay for income taxes each quarter is expected to be meaningfully higher than what we have paid historically, which could reduce the amount of cash available for distribution to our unitholders.

Investing Activities
Net cash used in investing activities decreased by $28.9 million to $1.9 million for the six months ended June 30, 2015, from $30.8 million for the six months ended June 30, 2014. The decrease was associated with the development of the Hardisty rail terminal during the six months ended June 30, 2014, which was fully operational during the six months ended June 30, 2015.

Financing Activities
Net cash used in financing activities increased to $15.4 million for the six months ended June 30, 2015, compared with net cash provided by financing activities of $27.5 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we paid cash distributions of $11.4 million and repaid $16.0 million, the equivalent of $20.0 million Canadian dollars, on our Term Loan Facility, which were partially offset by $12.0 million of proceeds from borrowing on our Revolving Credit Facility. During the six months ended June 30, 2014, we received proceeds from the borrowing of $66.0 million from the Bank of Oklahoma credit facility, which we used to repay a loan previously made to us by our sponsor for the development of the Hardisty rail terminal, which was placed in service in late June 2014. Additionally, during the six months ended June 30, 2014, we paid financing costs of $1.0 million, for the establishment of the Bank of Oklahoma credit facility and received a $12.2 million contribution from our sponsor.

Discontinued Operations
We have not generated any cash from discontinued operations during the six months ended June 30, 2015, nor do we anticipate deriving any cash flow from the discontinuation of any of our current operations in the foreseeable future. During the six months ended June 30, 2014, we generated $26.9 million of cash flow from discontinued operations primarily associated with the 2014 release of escrow funds related to the sale of five subsidiaries in December 2012.

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

Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital or investment capital expenditures. Our historical accounting records did not differentiate between expansion, maintenance and investment capital expenditures. We did not incur any maintenance capital expenditures during the six months ended June 30, 2015. Based on the nature of our operations, our assets typically require minimal to no maintenance capital expenditures. We record our routine maintenance expenses associated with our assets in "Selling, general and administrative" costs in our consolidated statements of operations. Our total growth capital expenditures for the six months ended June 30, 2015, amounted to $0.7 million and were primarily related to enhancements made to our Hardisty rail terminal to increase load pressure and provide for alternative power sources to keep the terminal operational in the event of a power loss. We expect to fund future capital expenditures from cash on our balance sheet, cash flow generated from our operations, borrowings under our Revolving Credit Facility, the issuance of additional partnership units or debt offerings.

Distributions
The board of directors of our general partner has adopted a policy for the partnership to make quarterly cash distributions in amounts equal to at least the minimum quarterly distribution of $0.2875 per unit per quarter, to the extent we have sufficient available cash from operations after establishment of cash reserves and payment of fees and expenses. The payment of our current quarterly distribution of $0.29 per unit equates to approximately $6.2 million per quarter, or $24.7 million per year, based on the number of common, Class A, subordinated, and general partner units outstanding as of August 11, 2015. We do not have a legal obligation to distribute any particular amount per common unit, and members of our general partner’s board of directors appointed by Energy Capital Partners, if any, must approve any distributions made by us.

Credit Agreement
In connection with our IPO, we entered into the five-year, $300.0 million Credit Agreement comprised of the $200.0 million Revolving Credit Facility and $100.0 million Term Loan Facility (borrowed in Canadian dollars) with Citibank, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement is a five year committed facility that matures October 15, 2019, unless amended or extended. As of June 30, 2015 and December 31, 2014, we had $72.4 million and $81.4 million, respectively, outstanding under the terms of our Credit Agreement.

Our Revolving Credit Facility and issuances of letters of credit are available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. As the Term Loan Facility is repaid, availability equal to the U.S. dollar equivalent amount of the Term Loan Facility pay-down will be transferred from the Term Loan Facility to the Revolving Credit Facility automatically, ultimately increasing availability on the Revolving Credit Facility to $300.0 million once the Term Loan Facility is fully repaid. In addition, we also have the ability to increase the maximum amount of the Credit Agreement by an aggregate amount of up to $100.0 million, to a total facility size of $400.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes an aggregate $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. Obligations under the

Revolving Credit Facility are guaranteed by our restricted subsidiaries, and are secured by a first priority lien on our assets and those of our restricted subsidiaries other than certain excluded assets.

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

Loans under the Credit Agreement accrue interest at a per annum rate by reference, at the borrowers' election, to the London Interbank Offered Rate, or LIBOR, the Canadian Dealer Offered Rate, or CDOR, a base rate, or Canadian prime rate, in each case, plus an applicable margin. Our borrowings under the Credit Agreement for revolving loans bear interest at either a base rate and Canadian prime rate, as applicable plus an applicable margin ranging from 1.25% to 2.25%, or at LIBOR or CDOR, as applicable, plus an applicable margin ranging from 2.25% to 3.25%. Borrowings under the Term Loan Facility bear interest at either the base rate and Canadian prime rate, as applicable, plus a margin ranging from 1.35% to 2.35% or at LIBOR or CDOR, as applicable, plus an applicable margin ranging from 2.35% to 3.35%. The applicable margin, as well as a commitment fee on the Revolving Credit Facility, ranging from 0.375% per annum to 0.50% per annum on unused commitments, will vary based upon our consolidated net leverage ratio, as defined in our Credit Agreement. The actual average rates of interest on our outstanding indebtedness were 3.29% and 3.54% for the three and six months ended June 30, 2015, respectively.

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

•
Consolidated Total Leverage Ratio of not greater than 4.50 to 1.00 (or 5.00 to 1.00 at any time after we have issued at least $150.0 million of unsecured notes). In addition, upon the consummation of a Material Acquisition (as defined in the Credit Agreement), for the fiscal quarter in which the Material Acquisition is consummated and for two fiscal quarters immediately following such fiscal quarter, or the Material Acquisition Period, if elected by us by written notice to the Administrative Agent given on or prior to the date of such acquisition, the maximum permitted ratio shall be increased by 0.50 to 1.00 above the otherwise relevant level; and

•
after we have issued at least $150.0 million of unsecured notes, a Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.50 to 1.00 (or 4.00 to 1.00 during a Material Acquisition Period).

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

As of June 30, 2015 and December 31, 2014, we were in compliance with all of the covenants set forth in our Credit Agreement.

Credit Risk

Our exposure to credit risk may be affected by the concentration of customers due to changes in economic or other conditions. Our customers' businesses react differently to changing conditions. We believe that our credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for amounts that may be uncollectible in the future.

Foreign Currency Exchange Risk

Currently, we derive a significant portion of our cash flow from our Canadian operations, particularly our Hardisty rail terminal. As a result, portions of our cash and cash equivalents are denominated in Canadian dollars and held by foreign subsidiaries.

We anticipate using our cash flows generated in Canada initially to repay borrowings under our Term Loan Facility, which is denominated in Canadian dollars, and borrowing a portion of the U.S. dollar equivalent of the repayment amount under our Revolving Credit Facility to fund distributions to our unitholders. As we repay the Term Loan Facility, the U.S. dollar equivalent amounts are automatically added to the availability under our Revolving Credit Facility, ultimately increasing the availability to $300.0 million once the Term Loan Facility is fully repaid.

Following repayment of our Term Loan Facility and absent the incurrence of additional Canadian debt, we anticipate distributing Canadian cash flows to our U.S. entities, which could be subject to Canadian withholding taxes, in order to partially fund distributions to our unitholders.

We have entered into derivate contracts to mitigate a significant portion of the potential impact that fluctuations in the value of the Canadian dollar relative to the U.S. dollar may have on cash flows generated by our Hardisty rail terminal operations over the next 18 months. As a result, we do not expect foreign currency exchange rates to have a significant impact on our operating cash flows in the near term.
SUBSEQUENT EVENTS
Distribution to Partners
On July 30, 2015, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a cash distribution payable of $0.29 per unit, or $1.16 per unit on an annualized basis, for the three months ended June 30, 2015. The distribution will be paid on August 14, 2015, to unitholders of record at the close of business on August 10, 2015. The distribution will include payment of $2.6 million to our public common unitholders, $54 thousand to the Class A unitholders, an aggregate of $3.4 million to USDG as the holders of common units and our subordinated units and $124 thousand to USD Partners GP LLC for their general partner interest.

RECENT ACCOUNTING PRONOUNCEMENTS - NOT YET ADOPTED
EPU Calculations for MLPs
In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-06, which amends the FASB Accounting Standards Codification section 260 as it relates to the application of the two-class method of computing earnings per share by master limited partnerships. The guidance specifically requires that earnings or losses of a transferred business prior to the date of a dropdown transaction be allocated entirely to the general partner in computing earnings per unit and provide qualitative disclosures about how the rights to the earnings or losses before and after the dropdown differ for purposes of computing earnings per unit. This pronouncement is effective for fiscal years beginning after December 15, 2015 and should be applied retrospectively for all financial statements presented, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Interest - Imputation of Interest
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, which simplifies the presentation of debt issuance costs. Under the new standard, debt issuance costs are required to be presented as a reduction of the carrying amount of the related liability, rather than as an asset. This pronouncement is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We do not expect that our adoption of this pronouncement will have a material impact on our consolidated financial statements.

Consolidation
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, which changes the consolidation analysis for all reporting entities, but primarily affects the consolidation of limited partnerships and their equivalents. All reporting entities that hold a variable interest in other legal entities will be required to reassess their consolidation conclusions and potentially revise their disclosures. This pronouncement is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact, if any, that this pronouncement will have on our consolidated financial statements.

Revenue from Contracts with Customers
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB delayed the effective date of the new revenue standard by one year. This accounting update is effective for annual and interim periods beginning on or after December 15, 2017 and may be applied on either a full or modified retrospective basis. We are currently evaluating which transition approach we will apply and the impact that this pronouncement will have on our consolidated financial statements.

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

Related party sales to the VIEs were $1.1 million and $0.7 million during the six months ended June 30, 2015 and 2014, respectively. These sales are recorded in "Fleet services - related party" in the accompanying consolidated statements of operations.
Related party deferred revenues from the special purpose entities were $3.2 million and $2.5 million as of June 30, 2015 and December 31, 2014, respectively, which are recorded in "Deferred revenue—related party" in the accompanying consolidated balance sheets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We have not had any material changes in our market risk exposure that would affect the quantitative and qualitative disclosures presented in item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as discussed below.

In June 2015, we entered into additional collar arrangements with a notional value of C$32.0 million, on the date executed, which uses put and call options to limit the amount of gain or loss that we will receive upon converting the notional value to U.S. dollars. These put and call options mitigate our exposure to fluctuations in the exchange rate between the U.S. dollar and Canadian dollar and were executed to secure $32.0 million of anticipated calendar year 2016 cash flow generated by our Canadian operations where a Canadian dollar is exchanged for an amount between 0.84 and 0.86 U.S. dollars. We have not designated these derivative financial instruments as hedges of our foreign currency rate exposures, but instead we mark these contracts to market value quarterly with the change in fair value recorded to "Gain associated with derivative instruments" in our consolidated statements of operations. The gains or losses associated with changes in the fair value of our foreign currency derivative contracts do not affect our cash flows until the underlying contract is settled by making or receiving a payment to or from the counterparty.

The following table presents summarized information about our foreign currency option contracts:

				June 30, 2015	December 31, 2014
	Notional (C$)	Strike Price (1)	Market Price (1)	Fair Value
				(in thousands)
Portion of option contracts maturing in 2015
Puts (purchased)	$15,005,200	0.9100	0.8050	$1,577	$1,729
Calls (written)	$15,005,200	0.9300	0.8050	$(1)	$(69)
Portion of option contracts maturing in 2016
Puts (purchased)	$32,011,290	0.8400	0.8050	$1,610	$—
Calls (written)	$32,011,290	0.8600	0.8050	$(307)	$—

Total				$2,879	$1,660

(1)    Strike and market prices are denoted in amounts where a Canadian dollar is exchanged for the indicated amount of U.S. dollars.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting
We did not make any changes in our internal control over financial reporting during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No material changes to such risk factors have occurred during the three and six months ended June 30, 2015.
Item 6. Exhibits.
Reference is made to the "Index of Exhibits" following the signature page, which we hereby incorporate into this Item.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	August 12, 2015	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	August 12, 2015	By:	/s/ Adam Altsuler
Adam Altsuler Chief Financial Officer (Principal Financial Officer)

Index of Exhibits
Exhibit Number	Description

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