Form 10-Q
period 2015-09-30
USD Partners LP
filed 2015-11-13
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐    NO  ☒
As of November 12, 2015, there were 10,213,545 common units, 10,463,545 subordinated units, 185,000 Class A units and 427,083 general partner units outstanding.

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

i

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited; in thousands, except per unit amounts)
Revenues
Terminalling services	$15,973	$7,873	$38,639	$11,321
Terminalling services — related party	1,735	1,314	3,538	1,314
Railroad incentives	18	577	45	577
Fleet leases	2,036	2,189	5,820	6,785
Fleet leases — related party	1,013	—	3,234	—
Fleet services	156	337	467	575
Fleet services — related party	681	366	2,223	1,084
Freight and other reimbursables	152	123	1,639	1,825
Freight and other reimbursables — related party	33	207	95	426
Total revenues	21,797	12,986	55,700	23,907
Operating costs
Subcontracted rail services	1,535	2,486	5,984	4,595
Pipeline fees	5,256	1,660	11,659	1,660
Fleet leases	3,049	2,189	9,054	6,785
Freight and other reimbursables	185	330	1,734	2,251
Selling, general and administrative	2,586	2,017	7,036	4,025
Selling, general and administrative — related party	1,080	1,198	3,366	3,003
Depreciation	1,055	1,083	3,244	1,337
Total operating costs	14,746	10,963	42,077	23,656
Operating income	7,051	2,023	13,623	251
Interest expense	923	1,525	2,910	3,509
Gain associated with derivative instruments	(2,341)	(1,375)	(4,072)	(573)
Foreign currency transaction loss (gain)	2	2,991	(381)	3,679
Income (loss) from continuing operations before provision for income taxes	8,467	(1,118)	15,166	(6,364)
Provision for income taxes	2,142	61	4,148	85
Income (loss) from continuing operations	6,325	(1,179)	11,018	(6,449)
Discontinued operations
Loss from discontinued operations	—	(183)	—	(152)
Net income (loss)	$6,325	$(1,362)	$11,018	$(6,601)
Net income (loss) attributable to limited partner interest
Income (loss) from continuing operations	$6,198	$(1,156)	$10,797	$(6,321)
Loss from discontinued operations	—	(179)	—	(149)
Net income (loss) attributable to limited partner interest	$6,198	$(1,335)	$10,797	$(6,470)
Basic and diluted earnings per common unit (Note 4)
Income (loss) from continuing operations	$0.30	$(0.11)	$0.52	$(0.55)
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income (loss) per common unit (basic and diluted)	$0.30	$(0.12)	$0.52	$(0.56)
Weighted average common units outstanding - basic	10,214	1,094	10,214	1,094
Basic and diluted earnings per subordinated unit (Note 4)
Income (loss) from continuing operations	$0.30	$(0.11)	$0.52	$(0.55)
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income (loss) per subordinated unit (basic and diluted)	$0.30	$(0.12)	$0.52	$(0.56)
Weighted average subordinated units outstanding	10,464	10,464	10,464	10,464

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited; in thousands)
Net income (loss)	$6,325	$(1,362)	$11,018	$(6,601)
Other comprehensive income (loss) — foreign currency translation, net of income tax expense (benefit) of ($41) thousand, $0, $73 thousand and $0, respectively	(110)	(663)	197	607
Comprehensive income (loss)	$6,215	$(2,025)	$11,215	$(5,994)

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(unaudited; in thousands)
Cash flows from operating activities:
Net income (loss)	$11,018	$(6,601)
Less: Loss from discontinued operations	—	(152)
Income (loss) from continuing operations	11,018	(6,449)
Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities:
Depreciation	3,244	1,337
Gain associated with derivative instruments	(4,072)	(573)
Settlement of derivative contracts	2,885	—
Bad debt expense	—	1,475
Amortization of deferred financing costs	471	877
Unit based compensation expense	2,168	—
Deferred income taxes	837	—
Changes in operating assets and liabilities:
Accounts receivable	1,468	(4,339)
Accounts receivable — related party	(1,017)	402
Prepaid expenses and other current assets	(3,149)	(1,168)
Accounts payable and accrued expenses	(788)	(2,488)
Deferred revenue and other liabilities	12,015	8,011
Deferred revenue — related party	900	534
Change in restricted cash	297	—
Net cash provided by (used in) operating activities	26,277	(2,381)
Cash flows from investing activities:
Additions of property and equipment	(1,424)	(33,119)
Purchase of derivative contracts	(1,167)	(468)
Net cash used in investing activities	(2,591)	(33,587)
Cash flows from financing activities:
Proceeds from borrowings on Bank of Oklahoma credit facility	—	69,225
Payments for deferred financing costs	—	(1,250)
Contributions	—	12,946
Distributions	(17,695)	—
Proceeds from long-term debt	18,000	—
Repayment of long-term debt	(22,728)	—
Repayment of loan from parent	—	(49,874)
Net cash provided by (used in) financing activities	(22,423)	31,047
Cash provided by (used in) discontinued operations:
Net cash used in operating activities	—	(3,425)
Net cash provided by investing activities	—	29,473
Net cash provided by financing activities	—	152
Net cash provided by discontinued operations	—	26,200
Effect of exchange rates on cash	(442)	725
Net change in cash and cash equivalents	821	22,004
Cash and cash equivalents – beginning of period	40,249	6,151
Cash and cash equivalents – end of period	$41,070	$28,155

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited; in thousands, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$41,070	$40,249
Restricted cash	5,348	6,490
Accounts receivable, net	2,383	4,221
Accounts receivable — related party	313	134
Prepaid expenses	10,947	8,367
Other current assets	4,501	2,003
Total current assets	64,562	61,464
Property and equipment, net	72,065	84,059
Other non-current assets	4,778	5,657
Total assets	$141,405	$151,180

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$2,770	$3,875
Accounts payable — related party	—	492
Deferred revenue, current portion	24,761	15,540
Deferred revenue, current portion — related party	5,615	5,256
Other current liabilities	2,453	877
Total current liabilities	35,599	26,040
Long-term debt	66,921	81,358
Deferred revenue, net of current portion	2,430	3,656
Deferred revenue, net of current portion — related party	1,861	1,931
Non-current deferred income tax liability	784	—
Total liabilities	107,595	112,985
Commitments and contingencies (Note 10)
Partners' capital
Common units (10,213,545 authorized and issued at September 30, 2015 and December 31, 2014)	125,449	127,865
Class A units (250,000 authorized, 185,000 issued at September 30, 2015 and 220,000 issued at December 31, 2014)	1,793	550
Subordinated units (10,463,545 authorized and issued at September 30, 2015 and December 31, 2014)	(93,491)	(90,214)
General partner units (427,083 authorized and issued at September 30, 2015 and December 31, 2014)	(120)	12
Accumulated other comprehensive income (loss)	179	(18)
Total partners' capital	33,810	38,195
Total liabilities and partners' capital	$141,405	$151,180

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

	Nine Months Ended September 30,
	2015		2014
	Units	Amount	Units	Amount
	(unaudited; in thousands, except unit amounts)
Common units
Beginning balance	10,213,545	$127,865	—	$—
Net income	—	5,280	—	—
Unit based compensation expense	—	794	—	—
Distributions	—	(8,490)	—	—
Ending balance	10,213,545	125,449	—	—
Class A units
Beginning balance	220,000	550	—	—
Net income	—	96	—	—
Unit based compensation expense	—	1,546	—	—
Forfeited units	(35,000)	(245)	—	—
Distributions	—	(154)	—	—
Ending balance	185,000	1,793	—	—
Subordinated units
Beginning balance	10,463,545	(90,214)	—	—
Net income	—	5,421	—	—
Distributions	—	(8,698)	—	—
Ending balance	10,463,545	(93,491)	—	—
General Partner
Beginning balance	427,083	12	—	—
Net income	—	221	—	—
Distributions	—	(353)	—	—
Ending balance	427,083	(120)	—	—
Predecessor Partner Interest
Beginning balance		—		4,003
Net loss		—		(6,601)
Contribution		—		13,098
Distributions		—		—
Ending balance		—		10,500
Accumulated other comprehensive income (loss)
Beginning balance		(18)		(1,400)
Cumulative translation adjustment		197		607
Ending balance		179		(793)
Total partners’ capital at September 30,		$33,810		$9,707

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
USD Partners LP and its consolidated subsidiaries, collectively referred to herein as we, us, our, the Partnership and USDP, is a fee-based, growth-oriented master limited partnership formed in 2014 by US Development Group LLC, or USD, to acquire, develop and operate energy-related rail terminals and other high-quality and complementary midstream infrastructure assets and businesses. We generate substantially all of our operating cash flow by providing terminalling services such as loading various grades of crude oil into railcars and transloading ethanol from railcars, as well as related logistics services. Our terminalling services are primarily provided under multi-year, take-or-pay contracts. We also provide customers access to railcars, as well as railcar-specific services related to the transportation of crude oil, ethanol and other liquid hydrocarbons, through the management of a railcar fleet that is committed to customers under long-term, take-or-pay contracts. We do not take ownership of the products that we handle nor do we receive any payments from our customers based on the value of such products. Since we do not own nor engage in the trading of any of the products that we handle, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long-term.

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position as of September 30, 2015, our results of operations for the three and nine months ended September 30, 2015 and 2014, and our cash flows for the nine months ended September 30, 2015 and 2014. We derived our consolidated balance sheet as of December 31, 2014, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our results of operations for the three and nine months ended September 30, 2015 and 2014, should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Foreign Currency Translation

A substantial portion of our operations are conducted in Canada and are accounted for in the local currency, the Canadian dollar, which we translate into our reporting currency, the U.S. dollar. We translate most Canadian dollar denominated balance sheet accounts at the end of period exchange rate, while most income statement accounts are translated based on the average exchange rate for the period. Amounts translated from foreign currencies into our U.S. dollar reporting currency can vary between periods due to fluctuations in the exchange rates between the foreign currency and the U.S. dollar.

We denote amounts denominated in Canadian dollars that are disclosed within these consolidated financial statements with "C$" immediately prior to the stated amount.

Change in Reporting Entity

Prior to the completion of our initial public offering, or IPO, on October 15, 2014, our financial position, results of operations and cash flows consisted of the Predecessor, which represented a combined reporting entity. Subsequent to the IPO, our financial position, results of operations and cash flows consist of consolidated USDP activities and balances. The assets and liabilities in our consolidated financial statements have been reflected on a historical cost basis as, prior to the IPO, all of the assets and liabilities presented were wholly-owned by USD Group LLC, or USDG, a wholly-owned subsidiary of USD and its affiliates, and were transferred within the USDG consolidated group.

Initial Public Offering
On October 15, 2014, we completed the initial public offering of 9,120,000 of our common units, currently representing a 42.8% limited partner interest in us, for proceeds of approximately $145 million after underwriting discounts, commissions and structuring fees. USDG retained a significant ownership interest in us through its current ownership of an aggregate 54.3% limited partner interest and its ownership of our general partner, USD Partners GP LLC, which owns all of our general partner units and all of our incentive distribution rights, or IDRs. Our common units began trading on October 9, 2014, on the New York Stock Exchange, or NYSE, under the ticker symbol USDP.

Comparative Amounts
We have made certain reclassifications to the amounts reported in the prior year to conform with the current year presentation. None of these reclassifications have an impact on our operating results, cash flows or financial position.

Subsequent to filing our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, we determined that the "Note receivable — related party" balance in the amount of $2.3 million at June 30 and March 31, 2015, and $2.5 million at December 31, 2014, was incorrectly presented in our consolidated balance sheets and in the consolidated statements of partners’ capital. Prior to the consummation of our IPO, the "Note receivable — related party" balance, representing C$2.9 million, was distributed to USDG by our Predecessor, thereby reducing the initial equity allocated to USDG as owner of all our subordinated units and a portion of our common units and the initial equity allocated to USD Partners GP LLC as owner of the general partner units. Our correction of this item resulted in the revision to the balances presented in our consolidated balance sheets and our consolidated statements of partners’ capital as of December 31, 2014, as follows:

	As reported		As corrected
	December 31, 2014	Adjustment	December 31, 2014
	(in thousands)
Note receivable — related party	$2,472	$(2,472)	$—
Total current assets	$63,936	$(2,472)	$61,464
Total assets	$153,652	$(2,472)	$151,180
Partners' capital
Common units	$128,097	$(232)	$127,865
Subordinated units	$(87,978)	$(2,236)	$(90,214)
General partner units	$103	$(91)	$12
Accumulated other comprehensive income (loss)	$(105)	$87	$(18)
Total partners' capital	$40,667	$(2,472)	$38,195
Total liabilities and partners' capital	$153,652	$(2,472)	$151,180

We have concluded that this adjustment is immaterial to all prior consolidated financial statements. This error did not affect our cash flows, net income or earnings per unit for any periods. We have corrected these items as presented in these consolidated financial statements as of September 30, 2015 and December 31, 2014.
2. RESTRICTED CASH
We include in restricted cash on our consolidated balance sheets amounts representing a cash account for which the use of funds is restricted by a facilities connection agreement among us and Gibson Energy Partnership, or Gibson, that we entered into during 2014 in connection with the development of our Hardisty rail terminal. The collaborative arrangement is further discussed in Note 9. Collaborative Arrangement. As of September 30, 2015 and December 31,

2014, we had restricted cash balances of $5.3 million and $6.5 million, respectively, for undistributed amounts retained in our joint revenue collection bank account.

3. ACCOUNTS RECEIVABLE
Accounts receivable are derived from amounts we have billed to our customers, which include crude oil producing and petroleum refining companies, as well as marketers of petroleum, petroleum products and biofuels, for services we have provided. We perform ongoing credit evaluations of our customers. When appropriate, we use the specific identification method to estimate allowances for doubtful accounts based on our customers’ financial condition and collection history, as well as other pertinent factors. Accounts are written-off against the allowance when significantly past due and we have deemed the amounts uncollectible. We had an allowance for doubtful accounts of approximately $21 thousand and $24 thousand at September 30, 2015 and December 31, 2014, respectively. We did not incur any bad debt expense for the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, we recognized $1.0 million and $2.1 million, respectively, in bad debt expense. Our bad debt expense for the three and nine months ended September 30, 2014, includes $0.8 million and $1.5 million, respectively, resulting from unrecovered reimbursable freight costs related to the initial delivery of railcars in support of our Hardisty rail terminal and are included in "Selling, general and administrative" expense within continuing operations. The remaining $0.2 million and $0.6 million, respectively, are included in "Loss from discontinued operations" in the consolidated statements of operations.

4. NET INCOME PER LIMITED PARTNER INTEREST
We allocate our net income among our general partner and limited partners using the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, we allocate our net income, including any incentive distribution rights, or IDRs, to our limited partners, our general partner and the holder of the IDRs according to the distribution formula for available cash as set forth in our partnership agreement. We also allocate any earnings in excess of distributions to our limited partners, our general partner and holder of the IDRs utilizing the distribution formula for available cash specified in our partnership agreement. We allocate any distributions in excess of earnings for the period to our limited partners and general partner based on their respective proportionate ownership interests in us, after taking into account distributions to be paid with respect to the IDRs, as set forth in our partnership agreement. The formula for distributing available cash as set forth in our partnership agreement is as follows:

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Over Third Target Distribution	In excess of $0.431250	50%	50%

(1)    Assumes our general partner maintains a 2% general partner interest in us.

We determined basic and diluted net income (loss) per limited partner unit as set forth in the following tables:

	Three Months Ended September 30, 2015
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$3,030	$3,112	$56	$127	$6,325
Less: Distributable earnings (2)	3,033	3,107	55	127	6,322
Excess net income (distributions)	$(3)	$5	$1	$—	$3
Weighted average units outstanding (3)	10,214	10,464	185	427	21,290
Distributable earnings per unit (4)	$0.30	$0.30	$0.30
Overdistributed earnings per unit (5)	—	—	—
Net income per limited partner unit (basic and diluted)	$0.30	$0.30	$0.30

(1)
Represents earnings allocated to each class of units based on the percentage ownership in the Partnership. Calculation of the percentage ownership for net income per limited partner unit uses the actual units outstanding.

(2)
Represents the distributions payable for the period based upon the quarterly distribution amount of $0.2925 per unit, or $1.17 per unit on an annualized basis. Amounts presented for each class of unit include a proportionate amount of the $95 thousand distributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding during the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

	Three Months Ended September 30, 2014
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net loss attributable to general and limited partner interests (1)	$(126)	$(1,209)	$—	$(27)	$(1,362)
Less: Income from discontinued operations attributable to general and limited partner interests (1)	(16)	(163)	—	(4)	(183)
Loss from continuing operations attributable to general and limited partner interests (1)	(110)	(1,046)	—	(23)	(1,179)
Less: Distributable earnings (2)	314	3,008	—	68	3,390
Distributions in excess of earnings	$(424)	$(4,054)	$—	$(91)	$(4,569)
Weighted average units outstanding (3)	1,094	10,464	—	427
Distributable earnings per unit (4)	$0.28	$0.28	$—
Overdistributed earnings per unit (5)	(0.39)	(0.39)	—
Net loss per limited partner unit from continuing operations (basic and diluted)	(0.11)	(0.11)	—
Net loss per limited partner unit from discontinued operations (basic and diluted)	(0.01)	(0.01)	—
Net loss per limited partner unit (basic and diluted)	$(0.12)	$(0.12)	$—

(1)
Represents earnings (loss) allocated to each class of units on a retrospective basis using the percentage ownership in the Partnership as if the units issued to our general partner and USDG in connection with the IPO were outstanding for the three months ended September 30, 2014 and common units issued to the public and Class A units issued to certain members of management were not outstanding during the three months ended September 30, 2014.

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

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

	Nine Months Ended September 30, 2015
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$5,280	$5,421	$96	$221	$11,018
Less: Distributable earnings (2)	9,040	9,262	164	378	18,844
Distributions in excess of earnings	$(3,760)	$(3,841)	$(68)	$(157)	$(7,826)
Weighted average units outstanding (3)	10,214	10,464	206	427	21,311
Distributable earnings per unit (4)	$0.89	$0.89	$0.80
Overdistributed earnings per unit (5)	(0.37)	(0.37)	(0.33)
Net income per limited partner unit (basic and diluted)	$0.52	$0.52	$0.47

(1)
Represents earnings allocated to each class of units based on the percentage ownership in the Partnership. Calculation of the percentage ownership for net income per limited partner unit uses the actual units outstanding.

(2)
Represents the distributions paid of $0.2875 per unit with respect to the three months ended March 31, 2015, $0.29 per unit with respect to the three months ended June 30, 2015, and $0.2925 per unit payable for the three months ended September 30, 2015, representing a year-to-date distribution amount of $0.87 per unit. Amounts presented for each class of unit include a proportionate amount of the $322 thousand attributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding during the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

	Nine Months Ended September 30, 2014
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net loss attributable to general and limited partner interests (1)	$(613)	$(5,857)	$—	$(131)	$(6,601)
Less: Income from discontinued operations attributable to general and limited partner interests (1)	(14)	(135)	—	(3)	(152)
Loss from continuing operations attributable to general and limited partner interests (1)	(599)	(5,722)	—	(128)	(6,449)
Less: Distributable earnings (2)	943	9,025	—	203	10,171
Distributions in excess of earnings	$(1,542)	$(14,747)	$—	$(331)	$(16,620)
Weighted average units outstanding (3)	1,094	10,464	—	427
Distributable earnings per unit (4)	$0.86	$0.86	$—
Overdistributed earnings per unit (5)	(1.41)	(1.41)	—
Net loss per limited partner unit from continuing operations (basic and diluted)	(0.55)	(0.55)	—
Net loss per limited partner unit from discontinued operations (basic and diluted)	(0.01)	(0.01)	—
Net loss per limited partner unit (basic and diluted)	$(0.56)	$(0.56)	$—

(1)
Represents earnings (loss) allocated to each class of units on a retrospective basis using the percentage ownership in the Partnership as if the units issued to our general partner and USDG in connection with the IPO were outstanding for the nine months ended September 30, 2014 and common units issued to the public and Class A units issued to certain members of management were not outstanding during the nine months ended September 30, 2014.

(2)
Represents the total distributions that would have been payable for the nine months ended September 30, 2014 assuming the minimum quarterly distribution amount of $0.2875 per unit, or $1.15 per unit on an annualized basis, was distributed for each of the three distribution payments that would have been made on a retrospective basis if the units issued to our general partner and USDG were outstanding for the entire period.

(3)
Represents the weighted average units outstanding computed on a retrospective basis as if the units issued to our general partner and USDG in connection with the IPO were outstanding for the entire period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

5. PROPERTY AND EQUIPMENT
Our property and equipment consist of the following as of the dates indicated:

	September 30, 2015	December 31, 2014	Estimated Useful Lives (Years)
	(in thousands)
Land	$2,843	$3,279	N/A
Trackage and facilities	70,565	78,938	20
Equipment	5,200	5,611	5-10
Furniture	44	51	5
Total property and equipment	78,652	87,879
Accumulated depreciation	(7,125)	(4,326)
Construction in progress	538	506
Property and equipment, net	$72,065	$84,059

The cost of property and equipment classified as “Construction in progress” is excluded from costs being depreciated. These amounts represent property that is not yet ready to be placed into productive service as of the respective consolidated balance sheet date.

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

Our Revolving Credit Facility and issuances of letters of credit are available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. As we repay the Term Loan Facility, the U.S. dollar equivalent amounts are automatically added to to the availability under our Revolving Credit Facility, ultimately increasing the availability to $300.0 million once the Term Loan Facility is fully repaid. In addition, we have the ability to increase the maximum amount of credit available under the Credit Agreement by an aggregate amount of up to $100.0 million to a total facility size of $400.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes an aggregate $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries and are secured by a first priority lien on our assets and those of our restricted subsidiaries, other than certain excluded assets.

The Term Loan Facility is guaranteed by USDG. The guaranty by USDG includes a covenant that USDG maintain a target net worth (without taking into account its interests in us (either directly or indirectly)), which is greater than the outstanding amount of the term loan and if such covenant is breached and not cured within a certain amount of time, the interest rate on the term loan increases by an additional 1.0%. The Term Loan Facility is not subject to any scheduled amortization. Mandatory prepayments of the term loan are required from certain non-ordinary course asset sales subject to customary exceptions and reinvestment rights.

Loans under the Credit Agreement accrue interest at a per annum rate by reference, at our election, to the London Interbank Offered Rate, or LIBOR, the Canadian Dealer Offered Rate, or CDOR, a base rate, or Canadian prime rate, in each case, plus an applicable margin. Our borrowings under the Revolving Credit Facility bear interest at either a base rate or Canadian prime rate plus an applicable margin ranging from 1.25% to 2.25%, or at LIBOR or CDOR plus an applicable margin ranging from 2.25% to 3.25%. Borrowings under the Term Loan Facility bear interest at either the base rate or Canadian prime rate, plus a margin ranging from 1.35% to 2.35%, or at LIBOR or CDOR plus an applicable margin ranging from 2.35% to 3.35%. The applicable margin, as well as a commitment fee on the Revolving Credit Facility of 0.375% to 0.50% per annum on unused commitments, will vary based upon our consolidated net leverage ratio, as defined in our Credit Agreement. The actual average interest rate on our outstanding indebtedness was 3.15% at September 30, 2015, and 3.87% at December 31, 2014.

Our Credit Agreement contains affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of our restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, engage in business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets, enter into burdensome agreements or enter into transactions with affiliates on terms that are not arm’s length, in each case, subject to exceptions. Additionally, we are required to maintain certain financial ratios. As of September 30, 2015, we were in compliance with the covenants set forth in our Credit Agreement.

The capacity available to us under the terms of our Credit Agreement was determined as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$300.0	$300.0
Less: Term Loan Facility amounts outstanding	48.9	81.4
Revolving Credit Facility amounts outstanding	18.0	—
Letters of credit outstanding	—	—
Available under Credit Agreement	$233.1	$218.6

In November 2008, the Predecessor, through USDG, became party to a credit agreement with the Bank of Oklahoma, the BOK Credit Agreement, which provided a revolving credit facility with a borrowing capacity of $150.0 million. The BOK Credit Agreement was guaranteed by all USDG subsidiaries, including us. The outstanding balance under the BOK Credit Agreement was $30.0 million at December 31, 2013, which expanded to $97.8 million after borrowing approximately $67.8 million in April 2014 for costs associated with constructing the Hardisty rail terminal. We repaid the entire outstanding balance on October 15, 2014, with proceeds we received from our IPO. We incurred interest expense under the terms of the BOK Credit Agreement at LIBOR plus a margin based on USDG’s leverage ratio, as defined in the BOK Credit Agreement. In addition, a fee of 0.50% was charged on the unused portion of the BOK Credit Agreement.

Interest expense associated with our continuing operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Interest expense on the BOK Credit Agreement	$—	$1,305	$—	$2,632
Interest expense on the Credit Agreement	771	—	2,439	—
Amortization of deferred financing costs	152	220	471	877
Total interest expense	$923	$1,525	$2,910	$3,509

7. DEFERRED REVENUE
Our deferred revenue includes amounts we have received in cash from customers as payment for their minimum monthly commitment fees under take-or-pay contracts, where such payments exceed the charges implied by the customer's actual throughput based on contractual rates set forth in our agreements. We grant our customers a credit for periods up to six months, which may be used to offset fees on throughput in excess of their minimum monthly commitments in future periods, to the extent capacity is available for the excess volume. We refer to these credits as make-up rights. We defer revenue associated with make-up rights until the earlier of when the throughput is utilized, the make-up rights expire, or when it is determined that the likelihood that the customer will utilize the make-up right is remote. A majority of our deferred revenue derived from the make-up rights provisions of our terminalling services agreements is denominated in Canadian dollars and translated into U.S. dollars at the exchange rate in effect at the end of the period. As a result, the balance of our deferred revenue, including deferred revenue — related party, may vary from period to period due to changes in the exchange rate between the U.S. dollar and the Canadian dollar. During the three and nine months ended September 30, 2015, we deferred approximately $11.7 million and $37.4 million, respectively, associated with the minimum monthly commitment fees we received as payment from our customers and recognized revenue of $11.8 million and $25.7 million, respectively, of previously deferred amounts collected in prior periods. During the three and nine months ended September 30, 2014, we deferred approximately $1.8 million and $1.8 million, respectively, associated with the minimum monthly commitment fees we received as payment from our customers, and we did not recognize any amounts associated with the make-up rights provisions of our terminalling services agreements.

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

The following table provides a detail of deferred revenue, excluding deferred revenue associated with related parties, as reflected in our consolidated balance sheets:

	September 30, 2015	December 31, 2014
	(in thousands)
Customer prepayments	$3,114	$3,505
Minimum monthly commitment fees	21,647	12,035
Total deferred revenue, current portion	$24,761	$15,540

Customer prepayments	$2,430	$3,656
Total deferred revenue, net of current portion	$2,430	$3,656

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

Omnibus Agreement
At the closing of our IPO, we entered into an omnibus agreement with USD and USDG, and certain of their subsidiaries including our general partner that provide for the following matters:

•
our payment of an annual amount to USDG, initially totaling approximately $4.9 million, for providing certain general and administrative services by USDG and its affiliates, which includes a fixed annual fee of $2.5 million for providing executive management services by officers of our general partner. Other portions of this annual amount are based on the costs actually incurred by USDG and its affiliates for providing the services;

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

The total amounts charged to us under the omnibus agreement for the three and nine months ended September 30, 2015, were $1.1 million and $3.4 million, respectively, and are recorded in "Selling, general and administrative — related party" in our consolidated statement of operations.

Assignment of costs
During the first quarter of 2015, USDG assumed the obligation to pay a portion of the freight costs associated with the movement of empty railcars related to a customer contract initially entered into in June 2013, prior to our formation. The assumption was effective as of January 1, 2015, and included reimbursement to us for any amounts we paid subsequent to the effective date. As of September 30, 2015, we had a receivable balance of $0 in respect of these costs recorded as “Accounts receivable — related party.”

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

	September 30, 2015
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable — related party	$242	$—	$—
Deferred revenue, current portion — related party	—	1,295	—
Deferred revenue, net of current portion — related party	—	1,861	—
	$242	$3,156	$—

	December 31, 2014
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable — related party	$134	$—	$—
Deferred revenue, current portion — related party	—	591	—
Deferred revenue, net of current portion — related party	—	1,931	—
	$134	$2,522	$—

Related party sales to the VIEs were $0.5 million and $0.4 million during the three months ended September 30, 2015 and 2014, respectively and $1.5 million and $1.1 million during the nine months ended September 30, 2015 and 2014, respectively. These sales are recorded in "Fleet services — related party" in the accompanying consolidated statements of operations.

Related Party Revenue and Deferred Revenue
We have agreements with J. Aron & Company, or J. Aron, a wholly owned subsidiary of The Goldman Sachs Group, Inc., or GS, as well as USD Marketing LLC, or USD Marketing, a wholly-owned subsidiary of USDG, to provide terminalling and fleet services, which include reimbursement for certain out-of-pocket expenses, related to the Hardisty rail terminal operations. GS ceased to be a principal shareholder of USD in October 2014, and as a result, in 2015, J. Aron is no longer considered to be a related party. The terms and conditions of these agreements are similar to the terms and conditions of our agreements with unrelated parties at the Hardisty rail terminal. J. Aron has previously entered into assignment arrangements with third parties in respect to portions of these services and may do so again in the future.

Information about related party sales to J. Aron is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Terminalling services — related party	$—	$1,314	$—	$1,314
Freight and other reimbursables — related party	—	207	—	426
Total	$—	$1,521	$—	$1,740

No outstanding balance was due from J. Aron as of December 31, 2014.

The following table presents our related party sales to USD Marketing for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Terminalling services — related party	$1,735	$—	$3,538	$—
Fleet leases — related party	1,013	—	3,234	—
Fleet services — related party	214	—	686	—
Freight and other reimbursables — related party	33	—	95	—
Total	$2,995	$—	$7,553	$—

We received payments totaling $5.3 million from USD Marketing during the nine months ended September 30, 2015, in connection with their minimum monthly volume commitments at our Hardisty rail terminal. As of September 30, 2015, and December 31, 2014, the balances recorded as "Deferred revenue, current portion — related party" in our consolidated balance sheets related to USD Marketing were $3.9 million and $2.6 million, respectively. We did not receive similar payments during the nine months ended September 30, 2014.

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

The total amount charged to us for overhead cost allocations for the three and nine months ended September 30, 2014, which is recorded in "Selling, general and administrative — related party" in the consolidated statements of operations, was $1.2 million and $3.0 million, respectively.

Cash Distributions
During the nine months ended September 30, 2015, we paid the following aggregate cash distributions to USDG as a holder of our common units and all of our subordinated units and to USD Partners GP LLC for their general partner interest.

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 29, 2015	February 9, 2015	February 13, 2015	$2,817	$102
April 28, 2015	May 11, 2015	May 15, 2015	3,322	125
July 30, 2015	August 10, 2015	August 14, 2015	3,352	124
			$9,491	$351

9. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities which connect their storage terminal to our Hardisty rail terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty rail terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, this pipeline to our Hardisty rail terminal is the exclusive means by which crude oil from the Gibson storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to the Hardisty rail terminal based on a predetermined formula. For the three months ended September 30, 2015 and 2014, we recorded $5.3 million and $1.7 million, respectively, as "Pipeline fees" in our consolidated statements of operations, and for the nine months ended September 30, 2015 and 2014, we recorded $11.7 million and $1.7 million, respectively.

10. COMMITMENTS AND CONTINGENCIES
From time to time, we may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. We do not believe that we are currently a party to any litigation that will have a material impact on our financial position, results of operations or cash flows.

In connection with the railcar services we provide, we regularly incur cleanup and repair costs for railcars upon our return of these railcars to the lessors. We typically pass such costs through to our customers pursuant to the lease agreements we have with them. In 2014, a legacy customer, related to a terminal sold by USD prior to our IPO, returned to us over 160 railcars that the lessors claim require additional cleaning and repair costs from alleged corrosion. We are currently in discussions with the lessors and our customers regarding the validity of these additional costs. We believe that our customer will ultimately be responsible for any costs associated with these returns, and USD has agreed to indemnify us to the extent that we are unable to recover any such costs from our customer.

11. SEGMENT REPORTING
We manage our business in two reportable segments: Terminalling services and Fleet services. The Terminalling services segment charges fees to load various grades of crude oil into railcars and transload ethanol from railcars, including related logistics services. Our terminalling services are primarily provided under multi-year, take-or-pay contracts. The Fleet services segment provides customers with access to railcars, as well as railcar-specific services associated with the transportation of crude oil, ethanol and other liquid hydrocarbons, under long-term, take-or-pay contracts. Corporate activities are not considered a reportable segment, but are included to present corporate and financing transactions which are not allocated to the established reporting segments.

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

The following tables summarize our reportable segment data for continuing operations:

	Three Months Ended September 30, 2015
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$15,973	$—	$—	$15,973
Terminalling services — related party	1,735	—	—	1,735
Railroad incentives	18	—	—	18
Fleet leases	—	2,036	—	2,036
Fleet leases — related party	—	1,013	—	1,013
Fleet services	—	156	—	156
Fleet services — related party	—	681	—	681
Freight and other reimbursables	—	152	—	152
Freight and other reimbursables — related party	—	33	—	33
Total revenue	17,726	4,071	—	21,797
Operating costs
Subcontracted rail services	1,535	—	—	1,535
Pipeline fees	5,256	—	—	5,256
Fleet leases	—	3,049	—	3,049
Freight and other reimbursables	—	185	—	185
Selling, general and administrative	1,402	297	1,967	3,666
Depreciation	1,055	—	—	1,055
Total operating costs	9,248	3,531	1,967	14,746
Operating income (loss)	8,478	540	(1,967)	7,051
Interest expense	466	—	457	923
Gain associated with derivative instruments	(2,341)	—	—	(2,341)
Foreign currency transaction loss (gain)	(17)	19	—	2
Provision for income taxes	1,931	211	—	2,142
Income (loss) from continuing operations	$8,439	$310	$(2,424)	$6,325
Capital expenditures	$691	$—	$—	$691

	Three Months Ended September 30, 2014
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$7,873	$—	$—	$7,873
Terminalling services — related party	1,314	—	—	1,314
Railroad incentives	577	—	—	577
Fleet leases	—	2,189	—	2,189
Fleet leases — related party	—	—	—	—
Fleet services	—	337	—	337
Fleet services — related party	—	366	—	366
Freight and other reimbursables	—	123	—	123
Freight and other reimbursables — related party	—	207	—	207
Total revenue	9,764	3,222	—	12,986
Operating costs
Subcontracted rail services	2,486	—	—	2,486
Pipeline fees	1,660	—	—	1,660
Fleet leases	—	2,189	—	2,189
Freight and other reimbursables	—	330	—	330
Selling, general and administrative	1,694	1,221	300	3,215
Depreciation	1,083	—	—	1,083
Total operating costs	6,923	3,740	300	10,963
Operating income (loss)	2,841	(518)	(300)	2,023
Interest expense	1,525	—	—	1,525
Gain associated with derivative instruments	(1,375)	—	—	(1,375)
Foreign currency transaction loss (gain)	2,996	(5)	—	2,991
Provision for income taxes	7	54	—	61
Loss from continuing operations	$(312)	$(567)	$(300)	$(1,179)
Capital expenditures	$2,792	$—	$—	$2,792

	Nine Months Ended September 30, 2015
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$38,639	$—	$—	$38,639
Terminalling services — related party	3,538	—	—	3,538
Railroad incentives	45	—	—	45
Fleet leases	—	5,820	—	5,820
Fleet leases — related party	—	3,234	—	3,234
Fleet services	—	467	—	467
Fleet services — related party	—	2,223	—	2,223
Freight and other reimbursables	—	1,639	—	1,639
Freight and other reimbursables — related party	—	95	—	95
Total revenue	42,222	13,478	—	55,700
Operating costs
Subcontracted rail services	5,984	—	—	5,984
Pipeline fees	11,659	—	—	11,659
Fleet leases	—	9,054	—	9,054
Freight and other reimbursables	—	1,734	—	1,734
Selling, general and administrative	3,944	761	5,697	10,402
Depreciation	3,244	—	—	3,244
Total operating costs	24,831	11,549	5,697	42,077
Operating income (loss)	17,391	1,929	(5,697)	13,623
Interest expense	1,640	—	1,270	2,910
Gain associated with derivative instruments	(4,072)	—	—	(4,072)
Foreign currency transaction loss (gain)	37	(8)	(410)	(381)
Provision for income taxes	3,911	236	1	4,148
Income (loss) from continuing operations	$15,875	$1,701	$(6,558)	$11,018
Capital expenditures	$1,424	$—	$—	$1,424

	Nine Months Ended September 30, 2014
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$11,321	$—	$—	$11,321
Terminalling services - related party	1,314	—	—	1,314
Railroad incentives	577	—	—	577
Fleet leases	—	6,785	—	6,785
Fleet leases - related party	—	—	—	—
Fleet services	—	575	—	575
Fleet services — related party	—	1,084	—	1,084
Freight and other reimbursables	—	1,825	—	1,825
Freight and other reimbursables — related party	—	426	—	426
Total revenue	13,212	10,695	—	23,907
Operating costs
Subcontracted rail services	4,595	—	—	4,595
Pipeline fees	1,660	—	—	1,660
Fleet leases	—	6,785	—	6,785
Freight and other reimbursables	—	2,251	—	2,251
Selling, general and administrative	3,649	2,278	1,101	7,028
Depreciation	1,337	—	—	1,337
Total operating costs	11,241	11,314	1,101	23,656
Operating income (loss)	1,971	(619)	(1,101)	251
Interest expense	3,509	—	—	3,509
Gain associated with derivative instruments	(573)	—	—	(573)
Foreign currency transaction loss (gain)	3,684	(5)	—	3,679
Provision for income taxes	29	56	—	85
Loss from continuing operations	$(4,678)	$(670)	$(1,101)	$(6,449)
Capital expenditures	$33,119	$—	$—	$33,119

The following tables summarize total assets of our reportable segments from continuing operations:

	September 30, 2015	December 31, 2014
	(in thousands)
Terminalling services	$90,812	$102,621
Fleet services	11,198	7,692
Corporate	39,395	40,867
Total assets	$141,405	$151,180

Segment Adjusted EBITDA
The following table provides a reconciliation of Segment Adjusted EBITDA to income (loss) from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Adjusted EBITDA
Terminalling services	$10,387	$5,272	$31,547	$4,656
Fleet services	540	347	1,929	856
Corporate activities	(1,200)	(300)	(3,529)	(1,101)
Total Adjusted EBITDA	9,727	5,319	29,947	4,411
Add (deduct):
Interest expense	(923)	(1,525)	(2,910)	(3,509)
Depreciation	(1,055)	(1,083)	(3,244)	(1,337)
Provision for income taxes	(2,142)	(61)	(4,148)	(85)
Gain associated with derivative instruments	2,341	1,375	4,072	573
Settlement of derivative contracts (1)	(1,207)	—	(2,885)	—
Unit based compensation expense	(767)	—	(2,168)	—
Foreign currency transaction gain (loss) (2)	(2)	(2,991)	381	(3,679)
Unrecovered reimbursable freight costs (3)	—	(865)	—	(1,475)
Deferred revenue associated with minimum monthly commitment fees (4)	353	(1,348)	(8,027)	(1,348)
Income (loss) from continuing operations	$6,325	$(1,179)	$11,018	$(6,449)

(1)
The amounts presented represent the gross proceeds received at the time the derivative contracts were settled and do not consider the amounts paid in connection with the initial purchase of the derivative contracts. We purchased the derivative contracts for $108 thousand and $281 thousand with respect to the contracts settled in the three and nine months ended September 30, 2015, respectively.

(2)	Represents the impact of exchange rate fluctuations on U.S. dollar denominated transactions incurred by our Canadian subsidiaries, primarily related to our Hardisty rail terminal operations.

(3)	Represents costs incurred associated with unrecovered reimbursable freight costs related to the initial delivery of railcars in support of the Hardisty rail terminal.

(4)
Represents deferred revenue associated with minimum monthly commitment fees in excess of throughput utilized, which fees are not refundable to the customers. Amounts presented are net of: (a) the corresponding prepaid Gibson pipeline fee that will be recognized as expense concurrently with the recognition of revenue; (b) approximately $11.8 million and $25.7 million of previously deferred revenue generated in prior periods for the three and nine months ended September 30, 2015, respectively; and (c) approximately $3.9 million and $8.1 million of previously prepaid Gibson pipeline fees for the three and nine months ended September 30, 2015, respectively. Refer to additional discussion of these items in Notes 7 and 9 of our consolidated financial statements.

12. INCOME TAXES
U.S. federal and state income taxes
We are treated as a partnership for federal and most state income tax purposes, with each partner being separately taxed on their share of our taxable income. One of our subsidiaries, USD Rail LP, has elected to be classified as an entity taxable as a corporation for U.S. federal income tax purposes. We are subject to state franchise taxes in some states, which are treated as income taxes under the applicable accounting guidance. Our U.S. federal income tax expense represents our estimated annual effective income tax rates of 34% and 0% for the nine months ended September 30, 2015 and 2014, respectively, as applied to the pretax book income of USD Rail LP.

Canadian federal and provincial income taxes
Our Canadian operations are conducted through entities that are subject to Canadian federal and provincial income taxes. The Canadian federal income tax on business income is currently 15%. In June 2015, the Canadian province of Alberta enacted a tax rate increase, effective July 1, 2015, which raised income tax rates on Alberta businesses from a previous rate of 10% to 11% for 2015 and 12% beginning January 1, 2016. As a result, we recognized income tax liabilities and expenses in our consolidated financial statements based upon these recently enacted income tax rates. Our current income tax expense related to income from our Canadian operations was computed using the combined federal and provincial income tax rate of 26% applicable to taxable income for 2015. We computed our deferred income tax expense, which are the result of temporary differences that are expected to reverse in the future, at the combined federal and provincial income tax rate of 27% applicable in 2016 and thereafter. Our Canadian income tax expense represents our estimated annual effective tax rates of 26% and 0% for the nine months ended September 30, 2015 and 2014, respectively, as applied to the pretax book income of our Canadian operations.

Combined effective income tax rate
As a result of the multiple domestic and foreign tax jurisdictions to which we are subject, we estimate our annual effective income tax rate on a consolidated basis for fiscal year 2015 to be approximately 26%.

Components of our income tax expense are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Current income tax expense
State income taxes	$90	$61	$133	$85
U.S. federal income taxes	133	—	133	—
Canadian federal and provincial income taxes	1,960	—	3,045	—
Total current income tax expense	2,183	61	3,311	85
Deferred income tax expense
Canadian federal and provincial income taxes	(41)	—	837	—
Total deferred income tax expense	(41)	—	837	—
Total income tax expense	$2,142	$61	$4,148	$85

The reconciliation between income tax expense based on the U.S. statutory income tax rate and our effective income tax expense is presented below:

	Three Months Ended	Nine Months Ended
	September 30, 2015
	(in thousands)
Income tax expense at the U.S. statutory rate of 34%	$2,878	$5,156
Income attributable to partnership not subject to income tax	(40)	380
Foreign income tax rate differential	(548)	(1,215)
Other	107	89
State income taxes	90	133
Change in valuation allowance	(345)	(395)
Total income tax expense	$2,142	$4,148

Our deferred income taxes reflect the income tax effect of differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Major components of deferred income tax assets and liabilities associated with our continuing operations are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Deferred income tax assets
Deferred revenues	$1,497	$1,939
Capital and operating loss carryovers	443	1,496
Valuation allowance	(996)	(1,391)
	944	2,044
Deferred income tax liabilities
Prepaid expense	915	1,098
Property and equipment	813	946
	1,728	2,044
Net deferred income tax liability	$784	$—

During the nine months ended September 30, 2015, we utilized all of the $0.7 million of U.S. loss carryover available as of December 31, 2014. The Canadian loss carryover was approximately $4.6 million and $8.5 million as of September 30, 2015, and December 31, 2014, respectively, and will begin expiring in 2033. The Canadian loss carryover includes operating losses generated by USD Rail Canada ULC, which is treated as a disregarded entity for U.S. federal income tax purposes and as a corporation for Canadian federal and provincial income tax purposes. Due to the dual nature of USD Rail Canada ULC as it relates to taxation of its income, the Canadian operating loss carryover does not give rise to a deferred income tax asset as the U.S. income tax benefit from the operating loss carryover has been fully utilized. We have not recognized a benefit for remaining losses associated with our U.S. and Canadian operations, as we currently consider it to be more likely than not that the benefit from the loss carryover will not be realized.

The income tax returns filed by USD for the periods from January 1, 2009, through December 31, 2014, are subject to examination by the taxing authorities. The results of such examinations may impact us as the results of any findings could be passed down to us. Income tax returns for our Canadian operations filed for the period ended December 31, 2014, are subject to examination by the taxing authorities. At September 30, 2015, and December 31, 2014, neither we nor our Canadian operations were under examination. We did not have any unrecognized income tax benefits or any income tax reserves for uncertain tax positions as of September 30, 2015, and December 31, 2014.

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

14. DERIVATIVE FINANCIAL INSTRUMENTS
Our net income and cash flows are subject to volatility caused by changes in interest rates on our variable rate debt obligations and fluctuations in foreign currency exchange rates, particularly with respect to the U.S. dollar and the Canadian dollar. At September 30, 2015, and December 31, 2014, we did not employ any derivative financial instruments to manage our exposure to fluctuations in interest rates, although we may use derivative financial instruments, including swaps, options and other financial instruments with similar characteristics to manage this exposure in the future.

A majority of the cash flows we produce are derived from our Hardisty rail terminal operations in the Canadian province of Alberta. As a result, fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar could have a significant effect on our results of operations, cash flows and financial position. In order to manage our exposure to fluctuations in foreign currency exchange rates and the related risks to our distributions to unitholders, we use derivative financial instruments to partially mitigate this exposure. We currently use foreign currency collar derivative contracts, representing written call options and purchased put options, to reduce the risks associated with the effects of foreign currency exposures related to our Canadian subsidiaries which have cash flows denominated in Canadian dollars. We employ these derivative contracts to mitigate the foreign currency transaction gains or losses to the extent practical. Economically, the collars limit our exposure such that the exchange rate effectively lies between the floor and the ceiling rates set forth in the derivative contacts. All of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecast transaction and are not entered into for speculative purposes.

Derivative Positions
Our derivative financial instruments are included in the consolidated balance sheets at their fair values as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Other current assets	$3,295	$1,660
Other non-current assets	719	—
Total	$4,014	$1,660

In June 2015, we entered into four separate collar arrangements with an aggregate notional value of C$32.0 million on the date executed, which use put and call options to limit the amount of loss or gain that we will receive upon converting the notional value to U.S. dollars. One of the collar arrangements is scheduled to settle at the end of each fiscal quarter during 2016 with a notional value ranging between C$7.9 million and C$8.1 million. These derivative contracts were executed to secure cash flows totaling C$32.0 million at an exchange rate range where a Canadian dollar is exchanged for an amount between 0.84 and 0.86 U.S. dollars.

In May 2014, we entered into collar arrangements with a notional value of C$37.2 million on the date executed, which, similar to the derivative contracts discussed above, use put and call options to limit the amount of loss or gain that we will receive upon converting the notional value to U.S. dollars. One of the collar arrangements is scheduled to settle at the end of each fiscal quarter through December 31, 2015. The notional value of the remaining contracts scheduled to settle on December 31, 2015 is C$7.5 million. These derivative contracts were originally executed to secure cash flows totaling C$37.2 million at an exchange rate range where a Canadian dollar is exchanged for an amount between 0.91 and 0.93 U.S. dollars.

We have not designated our derivative financial instruments as hedges of our foreign currency rate exposures. Therefore, we record these contracts at fair value in our consolidated balance sheets with changes in fair value recorded as "Gain associated with derivative instruments" in our consolidated statements of operations. The gains or losses associated with changes in the fair value of our foreign currency derivative contracts do not affect our cash flows until the underlying contract is settled by making or receiving a payment to or from the counterparty. In connection with our derivative activities, we recognized the following amounts during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Gain associated with derivative instruments	$(2,341)	$(1,375)	$(4,072)	$(573)

We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy. The following table presents summarized information about the fair values of our outstanding foreign currency contracts:

				Fair Value
	Notional (C$)	Strike Price (1)	Market Price (1)	September 30, 2015	December 31, 2014
				(in thousands)
Portion of option contracts maturing in 2015
Puts (purchased)	$7,492,100	0.9100	0.7512	$1,183	$1,729
Calls (written)	$7,492,100	0.9300	0.7512	$—	$(69)
Portion of option contracts maturing in 2016
Puts (purchased)	$32,011,290	0.8400	0.7512	$2,879	$—
Calls (written)	$32,011,290	0.8600	0.7512	$(48)	$—

Total				$4,014	$1,660

(1)    Strike and market prices are denoted in amounts where a Canadian dollar is exchanged for the indicated amount of U.S. dollars.

We record the fair market value of our derivative financial instruments in our consolidated balance sheets as current and long-term assets or liabilities on a net basis by counterparty. The terms of the International Swaps and Derivatives Association, or ISDA, Master Agreement, which governs our financial contracts and include master netting agreements, allow the parties to our derivative contracts to elect net settlement in respect of all transactions under the agreements. The effect of the rights of offset are presented in the table below.

	September 30, 2015
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$3,295	$719	$(36)	$(12)	$4,062
Effects of netting arrangements	—	—	36	12	(48)
Fair value of derivatives — net presentation	$3,295	$719	$—	$—	$4,014

	December 31, 2014
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$1,660	$—	$(69)	$—	$1,729
Effects of netting arrangements	—	—	69	—	(69)
Fair value of derivatives — net presentation	$1,660	$—	$—	$—	$1,660

15. UNIT BASED COMPENSATION
Class A units
As of September 30, 2015, we had 185,000 non-voting Class A units outstanding which were granted to certain executive officers and other key employees in connection with our IPO. None of the Class A units are vested as of September 30, 2015. We have not modified any of the key assumptions underlying our estimate of fair value of the Class A units. We recognized approximately $463 thousand and $1,301 thousand, respectively, as compensation expense for the three and nine months ended September 30, 2015, related to the Class A units granted, which cost is included in “Selling, general and administrative” in our consolidated statements of operations.

Each recipient of a Class A unit is entitled to nonforfeitable cash distributions equal to the product of the number of Class A units outstanding for the participant and the cash distribution per unit paid to our common unitholders. These distributions are included in “Distributions” as presented in our consolidated statements of cash flows and our consolidated statement of partners’ capital. However, distributions paid on Class A units that have been forfeited are reclassified to unit based compensation expense when it is determined that the Class A units are not expected to vest. For the three and nine months ended September 30, 2015, we recognized compensation expense in the amount of $0 and $19 thousand for distributions paid on Class A units that are not expected to vest.

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

The fair value of each Phantom Unit on the grant date is equal to the market price of our common units on the grant date. We account for the Phantom Unit grants to independent directors and employees of our general partner domiciled in Canada that are paid out in cash upon vesting, throughout the requisite vesting period, by revaluing the unvested Phantom Units outstanding at the end of each reporting period and recording a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of operations and recognizing a liability in "Accounts payable and accrued expenses" in our consolidated balance sheets. With respect to the Phantom Units granted to employees of our general partner domiciled in the United States, we amortize the initial grant date fair value over the requisite service period using the straight line method with a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of operations, with an offset to common units within the Partners' Capital section of our consolidated balance sheet. With respect to the Phantom Units granted to consultants and independent directors of our general partner domiciled in the United States, throughout the requisite vesting period we revalue the unvested Phantom Units outstanding at the end of each reporting period and record a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of operations, with an offset to common units within the Partners' Capital section of our consolidated balance sheet.

For the three and nine months ended September 30, 2015, we recognized approximately $304 thousand and $867 thousand, respectively, of compensation expense associated with outstanding Phantom Units. As of September 30, 2015, the unrecognized compensation expense related to Phantom Units was $4.0 million, which we expect to recognize over a weighted average period of 3.3 years.

We made payments to holders of the Phantom Units pursuant to the DERs we granted to them under the Award Agreements as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2015
	(in thousands)
Equity-classified Phantom Units (1)	$107	$219
Liability-classified Phantom Units	8	16
Total	$115	$235

(1)    For the three and nine months ended September 30, 2015, we reclassified $0 and $5 thousand, respectively, to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited.

16. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash paid for income taxes	$2,352	$86
Cash paid for interest	$2,787	$2,396

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

The following table shows the results from our Discontinued Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues and other income	$—	$—	$—	$452
Bad debt expense	—	183	—	603
Loss before provision for income taxes	—	(183)	—	(151)
Provision for income taxes	—	—	—	1
Net loss	$—	$(183)	$—	$(152)

During the nine months ended September 30, 2014, we received approximately $29.5 million that was held in escrow related to the sale.

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

19. SUBSEQUENT EVENTS
Agreement to Acquire Casper Terminalling Business
On October 12, 2015, we entered into a Membership Interest Purchase Agreement with Casper Crude to Rail Holdings, LLC for the purchase of all of the issued and outstanding membership interests of Casper Crude to Rail, LLC, or the Casper terminal, for total consideration of $225.0 million subject to adjustments for working capital. The Casper terminal, located in Casper, Wyoming, primarily consists of a unit train-capable crude oil loading rail terminal with approximately 100,000 barrels per day of capacity, six customer-dedicated storage tanks with a total of 900,000 barrels of on-site storage capacity and a six-mile long, 24-inch diameter pipeline with a direct connection from the Express crude oil pipeline. The Casper terminal is supported by take-or-pay agreements with primarily investment grade customers and a weighted-average remaining contract life of approximately three years.

The parties’ obligations under the Membership Interest Purchase Agreement are subject to the satisfaction of specified conditions. We expect to finance the purchase price with approximately $35.0 million of cash on hand, approximately $178.0 million of Credit Facility borrowings, which includes approximately $5 million for working capital and expenses, and the issuance of 1,733,582 of our unregistered common units directly to certain sellers of the Casper terminal.

Credit Facility Expansion
In November 2015, we amended our Credit Agreement to increase our borrowing capacity from $300 million to $400 million, while all other terms and conditions of the existing Credit Agreement remained unchanged. We also reset our ability to request an additional $100.0 million of incremental Revolving Credit Facility commitments, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions.

Distribution to Partners
On October 29, 2015, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a cash distribution payable of $0.2925 per unit, or $1.17 per unit on an annualized basis, for the three months ended September 30, 2015. The distribution will be paid on November 13, 2015, to unitholders of record at the close of business on November 9, 2015. The distribution will include payment of $2.7 million to our public common unitholders, $54 thousand to the Class A unitholders, an aggregate of $3.4 million to USDG as the holders of our common units and our subordinated units and $125 thousand to USD Partners GP LLC for its general partner interest.

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
Throughout the following discussion we denote amounts denominated in Canadian dollars with "C$" immediately prior to the stated amount.
Overview and Recent Developments
We are a fee-based, growth-oriented master limited partnership formed by USD to acquire, develop and operate energy-related rail terminals and other high-quality and complementary midstream infrastructure assets and businesses. Our assets consist primarily of: (i) an origination crude-by-rail terminal in Hardisty, Alberta, Canada, with capacity to load up to two 120-railcar unit trains per day and (ii) two unit train-capable ethanol destination rail terminals in San Antonio, Texas, and West Colton, California, with a combined capacity of approximately 33,000 barrels per day, or bpd. Our rail terminals provide critical infrastructure allowing our customers to transport energy-related products from multiple supply regions to numerous demand markets that are dependent on these products. In addition, we provide customers access to railcars, as well as railcar-specific services, related to the transportation of crude oil, ethanol and other liquid hydrocarbons through the management of a railcar fleet that is committed to customers under long-term, take-or-pay contracts. As of September 30, 2015, our railcar fleet consisted of 3,306 active railcars, of which 2,108 are coiled and insulated. We generate substantially all of our operating cash flow by providing terminalling services such as loading various grades of crude oil into railcars and transloading ethanol from railcars, as well as related logistics services, primarily under multi-year, take-or-pay contracts. We do not take ownership of the products that we handle nor do we receive any payments from our customers based on the value of such products. Rail transportation of energy-related products provides efficient and flexible access to key demand markets on a relatively low fixed-cost basis, and as a result has become an important part of North American midstream infrastructure.

Agreement to Acquire Casper Terminalling Business
On October 12, 2015, we announced our entry into a Membership Interest Purchase Agreement with Casper Crude to Rail Holdings, LLC for the purchase of all of the issued and outstanding membership interests of Casper Crude to Rail, LLC, or the Casper terminal, for total consideration of $225.0 million subject to adjustments for working capital. We expect to finance the purchase price with approximately $35.0 million of cash on hand, approximately $178.0 million of Credit Facility borrowings, which includes approximately $5 million for working capital and expense

s, and the issuance of 1,733,582 of our unregistered common units directly to certain sellers of the Casper terminal. The closing of the acquisition of the Casper terminal is subject to satisfaction of specified closing conditions.

The Casper terminal, located in Casper, Wyoming, primarily consists of a unit train-capable crude oil loading rail terminal with approximately 100,000 barrels per day of capacity, six customer-dedicated storage tanks with a total of 900,000 barrels of on-site storage capacity and a six-mile long, 24-inch diameter pipeline with a direct connection from the Express crude oil pipeline. The Casper terminal is supported by take-or-pay agreements with primarily investment grade customers and a weighted-average remaining contract life of approximately three years.

Market Update
Average prices for crude oil benchmarks Brent and West Texas Intermediate declined approximately 20% during the third quarter of 2015 relative to the prior quarter. The average price of Western Canadian Select, or WCS, crude oil declined even further and was approximately 35% lower than the previous quarter. Rather than absolute price levels, demand for the crude oil loaded at our Hardisty rail terminal is primarily influenced by the spread or discount between WCS and other grades of crude oil consumed by refiners, which are typically priced off the Brent, West Texas Intermediate and Maya benchmarks. During the third quarter of 2015, this temporary decline in price of WCS relative to those of alternative grades of crude oil incentivized customers to move physical crude oil from Hardisty to refining centers via rail, resulting in meaningfully higher throughput volumes transported from our Hardisty rail terminal relative to the prior quarter.

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

Looking forward, crude oil supply levels in Canada are expected to outstrip takeaway capacity in 2016. As a result, USD believes rail will continue to be a critical part of the overall transportation infrastructure solution. Additionally, in response to growing customer demands, USD is actively pursuing with its partners the commercialization of pipeline competitive industry solutions to transport a heavier barrel of crude oil from Western Canada, which USD believes will maximize benefits to producers, refiners and railroads.
Regulatory Matters
Our terminalling facilities and railcar operations are subject to extensive federal and state environmental, operational and safety regulation. The added costs imposed by regulations are generally no different than those imposed on our competitors. The failure to comply with such rules and regulations can result in substantial penalties and/or enforcement actions and added operational costs.

Railcar Transportation Regulations
On May 8, 2015, the Pipeline and Hazardous Materials Safety Administration, or PHMSA, a division of the U.S. Department of Transportation, or DOT, published its final rule, Hazardous Materials: Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains, or HHFT. In this final rule, the PHMSA and the Federal Railroad Administration, in coordination with Transport Canada, adopted requirements designed to reduce the consequences and the probability of accidents involving trains transporting large quantities of flammable liquids.

The final rule defines HHFTs as trains transporting large volumes of flammable liquids according to specifications set forth in the final rule, and regulates their operation in terms of speed restrictions, braking systems, and routing. The final rule also adopts safety improvements in tank car design standards, a sampling and classification program for unrefined petroleum-based products, and notification requirements. The revised tank car safety design standard, known as the DOT Specification 117, or DOT-117 Standard, applies to new tank cars constructed after October 1, 2015, and requires, among other improvements, a half inch thick full-height head shield, minimum tank shell thickness of 9/16ths of an inch, minimum 11-gauge exterior jacket, thermal protection, a reclosing pressure relief device, top fittings protection and an enhanced bottom outlet valve. Additionally, certain existing tank cars, including DOT-111 and CTC-1232 tank cars, must be retired from service or retrofitted on a prescribed schedule to the same standard as new tank cars with the exception of the minimum tank shell thickness. The final rule imposes enhanced braking requirements on all HHFTs operating at speeds above 30 miles per hour. In addition, it also requires the use of electronically controlled pneumatic braking systems for all high hazard flammable unit trains, or HHFUT, operating at speeds above 30 miles per hour by May 1, 2023, or by January 1, 2021, for HHFUTs transporting at least one DOT Packing Group I flammable liquid. The final rule defines a HHFUT as a train comprised of at least 70 loaded tank cars containing Class 3 flammable liquids.

Additionally, the final rule established a requirement for offerors of crude oil shipments to develop and carry out sampling and testing programs for all unrefined petroleum-based products, such as crude oil, to improve and ensure the accuracy of classification of products being shipped. Offerors must document the testing and sampling program outcomes, certify that hazardous materials are packaged in accordance with the test results, and make the information available to DOT personnel upon request. We believe that our crude oil sampling and testing program substantially complies with the provisions of this new requirement. We may incur additional costs in connection with implementing our program, but we do not presently anticipate that such costs will be material.

We expect that approximately 20% of our railcar fleet will require modification to comply with these new safety regulations during the latter part of their current leases. Non-jacketed DOT-111 tank cars in crude oil service will need to be modified to meet the new standard by May 1, 2017, for use in Canada and by January 1, 2018, for use in the United States. Non-jacketed CPC-1232 tank cars in crude oil service will need to be modified to meet the new standard by April 1, 2020. These same cars in ethanol service are generally allowed an additional three to five years to meet the new design standard. In October 2015, we agreed to exchange 200 of our leased CPC-1232 tank cars for an equivalent number of DOT-117 tank cars that fully comply with the enhanced tank car standards recently established by PHMSA. We anticipate this exchange of tank cars will modestly enhance the operating income of our Fleet services business over the approximately seven year duration of the lease term.

Two Class 1 railroads are including freight surcharges for shippers using legacy DOT-111 tank cars in crude oil service, including the railroad which services the Casper terminal. These surcharges are in response to recent regulatory changes made to address current transportation of bulk flammable liquids by rail. The railroad which services the Casper terminal has also placed a small surcharge on the more modern, non-retrofitted CPC-1232 tank cars used in crude oil service. Approximately 20% of our railcar fleet currently consists of legacy DOT-111 tank cars. These cars relate to terminals previously sold by our Predecessor and do not directly impact our terminalling business. The remaining 80% of our railcar fleet consists of non-retrofitted CPC-1232 tank cars that are involved in our terminalling business. Freight surcharges levied by the Class 1 railroads for using non-retrofitted CPC-1232 cars to transport crude oil could impact our railcar and terminalling customers. We are currently in discussions with a number of Class 1 railroads to understand their future plans for placing additional surcharges on CPC-1232 cars. We are also in preliminary discussions with our railcar lessors about the timelines for beginning retrofit work on our CPC-1232 cars.

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

Crude Oil Pipeline and Storage Regulations

In connection with our planned acquisition of the Casper terminal and related facilities, we will become subject to regulation of our dedicated crude oil pipeline by the Federal Energy Regulatory Commission, or FERC, the DOT through PHMSA as well as other federal, state and local laws and regulations relating to the operation, rates charged for transportation service, and protection of health and the environment. As with similar pipelines and storage facilities in general, we expect to incur modest additional expenses as a result of complying with the applicable laws and regulations..

Initial Public Offering of Common Units
On October 15, 2014, we completed the IPO of 9,120,000 of our common units, currently representing a 42.8% limited partner interest in us, for proceeds of approximately $145 million after underwriting discounts, commissions and structuring fees. On the same date, we entered into a five-year, $300 million senior secured credit agreement, the Credit Agreement, comprised of a $200 million revolving credit facility, the Revolving Credit Facility, and a $100 million term loan, the Term Loan Facility, with Citibank, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement is a five-year committed facility that matures October 15, 2019, unless amended or extended. We also completed other transactions in connection with the closing of our IPO pursuant to which USD conveyed to us its ownership interests in each of its subsidiaries that own or operate the Hardisty, San Antonio and West Colton rail terminals and the railcar business. We retained approximately $36.8 million of proceeds from the IPO for general partnership purposes, including potentially funding acquisitions from USD and third parties and future growth projects. We also borrowed the Canadian equivalent of U.S. $100 million on our Term Loan Facility, which we distributed to USD Group LLC, or USDG. We expect to use a majority of the cash we retained from the IPO for the acquisition of the Casper terminalling business.

How We Generate Revenue
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to assist in resource allocation decisions and to assess operational performance.

Terminalling Services
Our terminalling services segment includes our Hardisty, San Antonio and West Colton rail terminals. Our Hardisty rail terminal, which commenced operations in late June 2014, is an origination terminal where we load various grades of Canadian crude oil received from the Western Canada Sedimentary Basin into railcars. The Hardisty terminal can load up to two 120-railcar unit trains per day and consists of a fixed loading rack with approximately 30 railcar loading positions, a unit train staging area and loop tracks capable of holding five unit trains simultaneously. Our San Antonio rail terminal, completed in April 2010, is a unit train-capable destination terminal with capacity to transload up to 20,000 bpd of ethanol received from producers by rail onto trucks to meet local ethanol demand in San Antonio and Austin, Texas. The San Antonio rail terminal has 20 railcar offloading positions and three truck loading positions. Our West Colton rail terminal, completed in November 2009, is a unit train-capable destination terminal that can transload up to 13,000 bpd of ethanol received by rail from regional and other producers onto trucks to meet local demand in the San Bernardino and Riverside County-Inland Empire region of Southern California. The West Colton rail terminal has 20 railcar offloading positions and three truck loading positions. Substantially all of the capacity at our Hardisty rail terminal is contracted under multi-year, take-or-pay terminal services agreements that include minimum monthly commitment fees. Our San Antonio and West Colton rail terminals operate under traditional fee for service arrangements that provide for a fixed fee per gallon of ethanol offloaded at each terminal.

Fleet Services
Our fleet services segment provides customers of our rail terminals and others, including affiliates of USD, with access to railcars, as well as railcar-specific services associated with the transportation of crude oil, ethanol and other liquid hydrocarbons. We refer to these services as fleet services, which may include, among other services, (1) the negotiation for and sourcing of railcars, (2) the maintenance of railcars in accordance with standard industry practice and applicable laws and regulations, (3) the management and tracking of railcar movements, (4) the regulatory, administrative and compliance reporting as required in connection with the movement of railcars, and (5) administrative, billing and other related services. As of September 30, 2015, our railcar fleet consisted of 3,306 active railcars. We do not own any railcars. Affiliates of USD lease 2,653 of the railcars in our fleet from third parties. We directly lease 653 railcars from third parties. We have entered into master fleet services agreements with a number of our rail terminal customers on a take-or-pay basis for periods ranging from five to nine years. We typically charge our customers, including affiliates of USD, monthly fees per railcar that include a component for railcar use (in the case of our directly leased railcar fleet) and a component for fleet services.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to evaluate our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) volumes; (ii) Adjusted EBITDA and DCF; and (iii) operating and maintenance expenses. We define Adjusted EBITDA and DCF below.

Volumes
The amount of Terminalling services revenue we generate primarily depends on minimum customer commitment fees and the volume of crude oil and biofuels that we handle at our rail terminals. Although customers at our Hardisty rail terminal have committed to minimum monthly fees under their terminal services agreements with us, which generate the majority of our Terminalling services revenue, our results of operations will also be affected by:

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

Adjusted EBITDA and Distributable Cash Flow
We define Adjusted EBITDA as net income before depreciation and amortization, interest and other income, interest and other expense, unrealized gains and losses associated with derivative instruments, foreign currency transaction gains and losses, income taxes, non-cash expense related to our equity compensation programs, discontinued operations, adjustments related to deferred revenue associated with minimum monthly commitment fees and other items which management does not believe reflect the underlying performance of our business. We define Distributable Cash Flow, or DCF, as Adjusted EBITDA less net cash paid for interest, income taxes and maintenance capital expenditures. DCF does not reflect changes in working capital balances. Adjusted EBITDA and DCF are both non-GAAP, supplemental financial measures used by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	our operating performance as compared to those of other companies in the midstream energy sector, without regard to financing methods, historical cost basis or capital structure;

•	the ability of our assets to generate sufficient cash flow to make distributions to our partners;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and our ability to generate incremental cash flows from these opportunities.

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

The following table sets forth a reconciliation of Adjusted EBITDA and DCF to its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to net cash flows provided by operating activities and net income (loss):
Net cash flows from operating activities	$10,988	$(4,048)	$26,277	$(2,381)
Add (deduct):
Discontinued operations	—	(183)	—	(152)
Depreciation	(1,055)	(1,083)	(3,244)	(1,337)
Gain associated with derivative instruments	2,341	1,375	4,072	573
Settlement of derivative contracts (1)	(1,207)	—	(2,885)	—
Bad debt expense	—	(865)	—	(1,475)
Amortization of deferred financing costs	(152)	(220)	(471)	(877)
Unit based compensation expense	(767)	—	(2,168)	—
Deferred income taxes	41	—	(837)	—
Changes in accounts receivable and other assets	(2,789)	2,508	2,698	5,105
Changes in accounts payable and accrued expenses	(815)	4,838	788	2,488
Changes in deferred revenue and other liabilities	(286)	(3,684)	(12,915)	(8,545)
Change in restricted cash	26	—	(297)	—
Net income (loss)	6,325	(1,362)	11,018	(6,601)
Add (deduct):
Interest expense	923	1,525	2,910	3,509
Depreciation	1,055	1,083	3,244	1,337
Provision for income taxes	2,142	61	4,148	85
EBITDA	10,445	1,307	21,320	(1,670)
Add (deduct):
Gain associated with derivative instruments	(2,341)	(1,375)	(4,072)	(573)
Settlement of derivative contracts (1)	1,207	—	2,885	—
Unit based compensation expense	767	—	2,168	—
Foreign currency transaction loss (gain) (2)	2	2,991	(381)	3,679
Unrecovered reimbursable freight costs (3)	—	865	—	1,475
Deferred revenue associated with minimum monthly commitment fees (4)	(353)	1,348	8,027	1,348
Discontinued operations	—	183	—	152
Adjusted EBITDA	9,727	5,319	29,947	4,411
Add (deduct):
Cash paid for income taxes	(2,070)	(61)	(2,352)	(86)
Cash paid for interest	(827)	(1,261)	(2,787)	(2,396)
Distributable cash flow	$6,830	$3,997	$24,808	$1,929

(1)
The amounts presented represent the gross proceeds received at the time the derivative contracts were settled and do not consider the amounts paid in connection with the initial purchase of the derivative contracts. We purchased the derivative contracts for $108 thousand and $281 thousand with respect to the contracts settled in the three and nine months ended September 30, 2015, respectively.

(2)	Represents the impact of exchange rate fluctuations on U.S. dollar denominated transactions incurred by our Canadian subsidiaries, primarily related to our Hardisty rail terminal operations.

(3)	Represents costs incurred associated with unrecovered reimbursable freight costs related to the initial delivery of railcars in support of the Hardisty rail terminal.

(4)
Represents deferred revenue associated with minimum monthly commitment fees in excess of throughput utilized, which fees are not refundable to the customers. Amounts presented are net of: (a) the corresponding prepaid Gibson pipeline fee that will be recognized as expense concurrently with the recognition of revenue; (b) approximately $11.8 million and $25.7 million of previously deferred revenue generated in prior periods for the three and nine months ended September 30, 2015, respectively; and (c) approximately $3.9 million and $8.1 million of previously prepaid Gibson pipeline fees for the three and nine months ended September 30, 2015, respectively, which correspond with the previously deferred revenue recognized. Refer to additional discussion of these items in Notes 7 and 9 of our consolidated financial statements included in Part I, Item 1 of this report.

Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. Given that we generate a vast majority of our Adjusted EBITDA and DCF from our recently constructed Hardisty rail terminal, which was substantially completed on June 30, 2014, we do not expect to incur significant maintenance capital expenditures in the near term to maintain the operating capacity of our assets. We record routine maintenance expenses associated with operating our assets in "Selling, general and administrative" costs in our consolidated statements of operations. Our operating and maintenance expenses are comprised primarily of repairs and maintenance expenses, subcontracted rail expenses, utility costs, insurance premiums and property taxes. Our operating expenses also include the cost of leasing railcars from third-party railcar suppliers and the shipping fees charged by railroads, which costs are generally passed through to our customers. Additionally, the Casper terminal we expect to acquire in the near future was substantially completed in September 2014, which also includes a pipeline and storage tanks. Although these assets are relatively new, we expect to incur costs to maintain these assets in compliance with sound business practice, our contractual relationships and to comply with applicable regulatory requirements for operating these assets. We expect our expenses tto remain relatively stable, but they can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenditures.

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
Factors Affecting the Comparability of Our Financial Results
Our results of operations will not be comparable to our results of operations from prior periods for the reasons described below.

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

Selling, General and Administrative Costs
Our results of operations for periods prior to our IPO include a $1.2 million management fee each year for the West Colton and San Antonio rail terminals. In addition, our historical selling, general and administrative costs include certain expenses allocated by our sponsor for corporate costs including insurance, professional fees, facilities, information services, human resources and other support departments, as well as direct expenses. These allocated expenses were charged or allocated to us primarily on the basis of direct usage when identifiable, with the remainder allocated evenly across the number of operating subsidiaries or allocated based on budgeted volumes or projected revenues. Our sponsor charges us for the management and operation of our assets, including an annual fee of approximately $2.5 million for 2015, for the provision of various centralized administrative services and allocated general and administrative costs and expenses incurred by them on our behalf. We expect the annual fee we are charged by our sponsor to increase in 2016 as a result of the Casper terminalling business we expect to acquire in the fourth quarter of 2015.

We incur unit based compensation expense associated with the phantom units granted to directors, officers and employees of USDG pursuant to the USD Partners LP 2014 Long-Term Incentive Plan, or LTIP, and Class A units granted to certain executive officers and other key employees of USDG. We recognize the expense associated with the outstanding phantom units and with each Class A Vesting Tranche ratably over its requisite service period.

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

Foreign Currency Exchange Rates
Prior to June 2014, our operating income was predominantly derived from our San Antonio and West Colton rail terminals and, as a result, we historically had minimal exposure to fluctuations in foreign currency exchange rates. Currently, we derive a significant amount of operating income from our Canadian operations, particularly our Hardisty rail terminal. Given our exposure to fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar, our operating income and assets which are denominated in Canadian dollars will be positively affected when the Canadian dollar increases in relation to the U.S. dollar and will be negatively affected when the Canadian dollar decreases relative to the U.S. dollar, assuming all other factors are held constant. Conversely, our liabilities which are denominated in Canadian dollars will be positively affected when the Canadian dollar decreases in relation to the U.S. dollar and will be negatively affected when the Canadian dollar increases relative to the U.S. dollar. We have entered into derivative contracts to mitigate a significant portion of the potential impact that fluctuations in the value of the Canadian dollar relative to the U.S. dollar may have on cash flows generated by our Hardisty rail terminal operations over the next 15 months. As a result, we do not expect foreign currency exchange rates to have a significant impact on our operating cash flows in the near term.

Income Tax Expense
Prior to our IPO, we were included in our the consolidated U.S. federal income tax return of our sponsor, in which we were treated as an entity disregarded as separate from our sponsor for income tax purposes. Subsequent to the closing of the IPO, we have been and continue to be treated as a partnership for U.S. federal income tax purposes, with each partner being separately taxed on their share of taxable income. Therefore, no U.S. federal income tax expense is reflected in our Predecessor financial statements.

Our Hardisty rail terminal is subject to Canadian income taxes that result from taxable income generated by our Canadian operations and withholding taxes that are applicable to certain distributions from our Canadian subsidiaries. Prior to commencing operations in late June 2014, our Hardisty rail terminal did not generate any taxable income, but produced net operating losses that were available to reduce future Canadian provincial and federal taxable income. We utilized net operating losses relating to our Canadian terminalling business during the second half of 2014 and the first half of 2015, to the extent available, to offset Canadian taxable income generated during these periods. The combined Canadian federal and provincial income tax rate was 25% prior to the income tax rate increase enacted by the Canadian province of Alberta in June 2015, which retroactively increased the combined provincial/federal income tax rate by 1% for 2015 and an additional 1% beginning in 2016. As a result, we anticipate paying income taxes on our Canadian income at a combined provincial/federal income tax rate of 26% in 2015 and 27% beginning January 1, 2016. We have a Canadian loss carryover of approximately $4.6 million as of September 30, 2015, of which approximately $1.4 million could be applied towards future ordinary taxable income generated by our Canadian railcar business, with the remainder only available to offset transactions that produce capital gains. We will also be required to pay withholding taxes at a rate of 5% on cash distributed to us from our Canadian subsidiaries.

In order to maintain our status as a partnership for U.S. federal income tax purposes, we have elected to conduct a portion of our business, relating to railcar fleet services, in a subsidiary that is treated as a corporation for U.S. federal income tax purposes. We are in the process of requesting a ruling from the IRS upon which, if granted, we may rely with respect to the qualifying nature of the income from this business. If the IRS is unwilling or unable to provide a favorable ruling with respect to the income from our railcar fleet services business, we will remain subject to corporate-

level tax on the revenues generated by this business. Conversely, if the IRS does provide a favorable ruling, we may choose to restructure our railcar fleet services business into a pass-through entity for U.S. federal income tax purposes. Such restructuring may result in a significant, one-time income tax liability and other costs, which may reduce our cash available for distribution in the near term.

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

In November 2015, we amended our Credit Agreement to increase our borrowing capacity from $300 million to $400 million, while all other terms and conditions of the existing Credit Agreement remained unchanged. We also reset our ability to request an additional $100 million of incremental Revolving Credit Facility commitments, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions.

As of November 12, 2015, we had $25.0 million drawn on our Revolving Credit Facility. We expect we will borrow $178 million under our Revolving Credit Facility if our previously announced acquisition of the Casper terminal is consummated. The amount outstanding under our Term Loan Facility was unchanged from the balance presented at September 30, 2015, in our consolidated balance sheet. As a result of the borrowings we have made under the terms of our Credit Agreement and expect to make in connection with our acquisition of the Casper terminalling business, our interest expense in the future is expected to exceed amounts we have historically incurred.

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

Cash Distributions
The board of directors of our general partner has adopted a policy for the partnership to make quarterly cash distributions in amounts equal to at least the minimum quarterly distribution of $0.2875 per common unit ($1.15 per unit on an annualized basis) to the extent we have sufficient available cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. Pursuant to this cash distribution policy, we will pay distributions no later than 60 days after the end of each quarter. On October 29, 2015, the board of directors of our general partner declared a cash distribution of $0.2925 per unit for the three months ended September 30, 2015. This distribution will be paid on November 13, 2015, to unitholders of record at the close of business on November 9, 2015.

Casper Terminal Acquisition

Our operating results for periods including and following the closing date of our acquisition of the Casper terminal will include the revenues and costs associated with these operations, which will not be included in our historical operating results.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to assist in resource allocation decisions and to assess operational performance.

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Operating income
Terminalling services	$8,478	$2,841	$17,391	$1,971
Fleet services	540	(518)	1,929	(619)
Corporate and other	(1,967)	(300)	(5,697)	(1,101)
Total Operating income	7,051	2,023	13,623	251
Interest expense	923	1,525	2,910	3,509
Gain associated with derivative instruments	(2,341)	(1,375)	(4,072)	(573)
Foreign currency transaction loss (gain)	2	2,991	(381)	3,679
Provision for income taxes	2,142	61	4,148	85
Income (loss) from continuing operations	6,325	(1,179)	11,018	(6,449)
Loss from discontinued operations	—	(183)	—	(152)
Net income (loss)	$6,325	$(1,362)	$11,018	$(6,601)

Summary Analysis of Operating Results
Our operating results for the three and nine months ended September 30, 2015, compared with our operating results for the three and nine months ended September 30, 2014, were largely driven by the operations of our Hardisty rail terminal which commenced operation in late June 2014. Our Hardisty rail terminal operations contributed approximately $7.9 million and $15.9 million to the operating income of our Terminalling services business for the three and nine months ended September 30, 2015, respectively, and also contributed to the increased usage of our Fleet services business. Operating income of our Fleet services business increased approximately $1.1 million and $2.5 million for the three and nine months ended September 30, 2015, respectively. Our operating income for the three and nine months ended September 30, 2015, also include the additional costs related to our omnibus agreement and public partnership expenses that we did not incur prior to our IPO in October 2014. Additionally, our operating results for the three and nine months ended September 30, 2015, were favorably affected by our foreign currency derivative instrument contracts, which we entered into in May 2014 and June 2015. A more comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS - BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services segment and the approximate average daily throughput volumes of our rail terminals for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues
Terminalling services	$17,708	$9,187	$42,177	$12,635
Railroad incentives	18	577	45	577
Total revenues	17,726	9,764	42,222	13,212
Operating costs
Subcontracted rail services	1,535	2,486	5,984	4,595
Pipeline fees	5,256	1,660	11,659	1,660
Selling, general and administrative	1,402	1,694	3,944	3,649
Depreciation	1,055	1,083	3,244	1,337
Total operating costs	9,248	6,923	24,831	11,241
Operating income	8,478	2,841	17,391	1,971
Interest expense	466	1,525	1,640	3,509
Gain associated with derivative instruments	(2,341)	(1,375)	(4,072)	(573)
Foreign currency transaction loss (gain)	(17)	2,996	37	3,684
Provision for income taxes	1,931	7	3,911	29
Income (loss) from continuing operations	$8,439	$(312)	$15,875	$(4,678)
Average daily terminal throughput (bpd)	25,938	66,423	26,062	32,395

Three months ended September 30, 2015, compared with the three months ended September 30, 2014
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $8.0 million to $17.7 million for the three months ended September 30, 2015, from $9.8 million for the three months ended September 30, 2014. This increase was primarily attributable to our Hardisty rail terminal being fully operational during the three months ended September 30, 2015, whereas operations were still ramping up during the three months ended September 30, 2014 after commencing in late June 2014.

Substantially all of the terminalling capacity of our Hardisty rail terminal is contracted under multi-year, take-or-pay terminal services agreements, which obligate our customers to pay us minimum monthly commitment fees. Terminalling services revenue for the three months ended September 30, 2015, excludes approximately $11.7 million of amounts associated with minimum monthly commitment fees we received as payment from our customers during the quarter that we have deferred and recorded as short-term liabilities in our consolidated balance sheet. During the three months ended September 30, 2014, we deferred approximately $1.8 million of revenue for amounts we received as minimum monthly commitment fees.

We defer recognizing revenue in connection with the minimum monthly commitment fees paid by customers of our Hardisty rail terminal that are in excess of their actual throughput volumes due to the make-up rights we have granted them under their terminal services agreements with us. Our customers can use these make-up rights for periods of up to six months to offset throughput volumes in future periods that are in excess of their minimum monthly commitments, to the extent capacity is available for the excess volume. We expect to recognize the deferred amounts as our customers use these rights, upon expiration of the make-up period, or when our customers' ability to utilize those rights is determined to be remote. We recognized approximately $11.8 million of previously deferred revenues during the three months ended September 30, 2015.

Railroad Incentive Payments
Historically, we have occasionally received incentive payments from railroads in connection with large capital projects that are projected to create incremental traffic on their network. With respect to our Hardisty rail terminal, we have the right to receive incentive payments based on the number of railcars loaded for certain customers through mid-2017. A portion of these payments increase the pipeline fees payable to Gibson. Due to the low volume of shipments made by these customers during the three months ended September 30, 2015, we have only recognized approximately $18 thousand of railroad incentives in connection with this program as compared with $577 thousand during the three months ended September 30, 2014. The lower amount recognized in the three months ended September 30, 2015 is also attributable to the decline in the average exchange rate of the Canadian dollar in relation to the U.S. dollar during the three months ended September 30, 2015.

Operating Costs
The operating costs of our Terminalling services segment increased $2.3 million to $9.2 million for the three months ended September 30, 2015, from $6.9 million for the three months ended September 30, 2014. The increase is primarily due to our expensing during the three months ended September 30, 2015 of previously prepaid pipeline fees concurrently with recognizing the revenue for previously deferred amounts we received as payment for minimum monthly commitment fees at our Hardisty rail terminal. The increased pipeline fee expenses were partially offset by lower expenses for subcontracted rail services and selling, general and administrative expenses associated with the lower throughput volumes being handled at our Hardisty terminal, coupled with a lower average exchange rate which reduced the U.S. dollar denominated expenses we report when our Canadian subsidiaries are translated from Canadian dollars into U.S. dollars.

Consistent with recent industry trends, we continue to proactively manage our operating costs in an effort to align with the current business environment. These efforts are likely to continue to result in cost savings over the near term. However, we do not expect these benefits to remain over the long term as market conditions improve.

Subcontracted rail services. We subcontract a majority of the services related to the operations of our rail terminals, which costs are primarily fixed. These Subcontracted rail services costs decreased $1.0 million to $1.5 million for the three months ended September 30, 2015, from $2.5 million for the three months ended September 30, 2014, due in part to proactively managing our operating costs coupled with a lower average exchange rate, which reduced the U.S. dollar denominated expenses we report when our Canadian subsidiaries are translated from Canadian dollars into U.S. dollars.

Pipeline fees. We incur pipeline fees associated with our facilities connection agreement with Gibson for the delivery of crude oil from Gibson's storage terminal to our Hardisty rail terminal via pipeline. The pipeline fees paid to Gibson are based on a predetermined formula which includes amounts collected from customers at our Hardisty rail terminal. We defer recognizing portions of these costs as expense until such time that we recognize the related deferred revenue following the expiration of any make up rights provisions. We incurred $3.6 million more in pipeline fees for the three months ended September 30, 2015, than during the three months ended September 30, 2014, primarily as a result of expiring make-up rights associated with our Hardisty rail terminal for which we also recognized revenue for amounts previously deferred. During the three months ended September 30, 2014, no prepaid pipeline fees were expensed as a result of expiring make up rights as our Hardisty rail terminal was in the early stages of its operations.

Selling, general and administrative. Selling, general and administrative expenses were approximately $0.3 million lower for the three months ended September 30, 2015, compared with the three months ended September 30, 2014, primarily as a result of a lower average exchange rate which reduces the U.S. dollar denominated expenses we report when our Canadian subsidiaries are translated from Canadian dollars to U.S. dollars. The average exchange rate for each U.S. dollar received for each Canadian dollar was 0.7653 for the three months ended September 30, 2015, down from 0.9191 for the three months ended September 30, 2014, which resulted in an approximate $0.2 million benefit from translating our Canadian dollar denominated expenses into U.S. dollars.

Depreciation. Depreciation expense was relatively flat for the three months ended September 30, 2015, as compared with the three months ended September 30, 2014, as a result of no significant additions or disposals of assets having taken place in either period. Depreciation expense for the three months ended September 30, 2015 is down slightly as a result of a lower average exchange rate, which reduces the U.S. dollar denominated expenses we report when our Canadian subsidiaries are translated from Canadian dollars into U.S. dollars.

Other Expenses
Interest expense. Interest expense for our Terminalling services segment decreased by $1.0 million to $0.5 million for the three months ended September 30, 2015, from $1.5 million for the three months ended September 30, 2014, primarily due to lower weighted average balances of outstanding debt and weighted average interest rates during the three months ended September 30, 2015, as compared with the three months ended September 30, 2014. Additionally, the majority of the interest expense we have incurred during the three months ended September 30, 2015 is associated with the outstanding balance on our Term Loan Facility, which is denominated in Canadian dollars. When we translate the Canadian dollar denominated interest expense into U.S. dollars, the reported interest expense is lower due to a favorable average exchange rate for U.S. dollars relative to Canadian dollars for the three months ended September 30, 2015. During the three months ended September 30, 2014, substantially all of our interest expense was denominated in U.S. dollars and as a result, exchange rate fluctuations did not affect the reported interest expense.

Gain associated with derivative instruments. In May 2014 and June 2015, we entered into derivative contracts to mitigate our exposure to fluctuations in foreign currency exchange rates, specifically between the U.S. dollar and the Canadian dollar, related to operations at our Hardisty rail terminal. We record all of our derivative financial instruments at fair market value in our consolidated financial statements, which we adjust each period for changes in the fair market value, or mark to market.

From June 30, 2015 to September 30, 2015, the exchange rate between the U.S. and Canadian dollars declined from 0.8095 to 0.7456 U.S. dollars for each Canadian dollar. This increased the value of our derivative contracts at September 30, 2015 relative to the value at June 30, 2015, producing a gain of $2.3 million for the three months ended September 30, 2015.

Similarly, from June 30, 2014 to September 30, 2014, the exchange rate between the U.S. and Canadian dollars decreased from 0.9371 to 0.8962 U.S. dollars for each Canadian dollar. This increased the value of our derivative contracts at September 30, 2014, relative to the value at June 30, 2014, producing a gain of $1.4 million for the three months ended September 30, 2014.

Foreign currency transaction gain/loss. Our Terminalling services segment recognized foreign currency transaction gains of $17 thousand for the three months ended September 30, 2015, compared with losses of $3.0 million for the three months ended September 30, 2014. The foreign currency transaction gains recognized during the three months ended September 30, 2015, primarily relate to the revaluation of U.S. dollar denominated cash accounts held by our Canadian subsidiaries whose functional currency is the Canadian dollar, partially offset by the transaction losses derived from the routine settlement of U.S. dollar denominated transactions with Canadian dollars by our Canadian subsidiaries. The foreign currency transaction losses recognized during the three months ended September 30, 2014, primarily resulted from the May 2014 repayment of an intercompany loan denominated in U.S. dollars with Canadian dollars in connection with refinancing the development of the Hardisty rail terminal.

Provision for income taxes. A significant amount of our operating income is generated by our Hardisty rail terminal located in the Canadian province of Alberta. As a Canadian business, operating income from our Hardisty rail terminal is subject to corporate income tax rates enacted by the Canadian federal and provincial governments, which on a combined basis have increased from 25% to 26% effective July 1, 2015 and are applicable to taxable income for the entirety of 2015, increasing further to 27% beginning January 1, 2016. Our provision for income taxes for the Terminalling services segment was meaningfully higher at $1.9 million for the three months ended September 30, 2015, as compared with $7 thousand for the three months ended September 30, 2014, partially as a result of these recently enacted tax rate changes. The increase is also attributable to the current and deferred income taxes associated with our Hardisty rail terminal operations, which commenced operations in late June 2014 and had net operating loss carryforward amounts available to offset substantially all of the taxable income generated during the three months ended September 30, 2014. We expect our income tax expense will continue at this higher amount given the operating income we currently derive from our Hardisty rail terminal, the prior utilization of our net operating loss carryforward amounts and the increase in provincial income tax rates. We expect that our effective income tax rate of 26% will decline as we obtain additional interests in U.S. domestic operations, which we expect will be disregarded entities for U.S. federal income tax purposes.

Nine months ended September 30, 2015, compared with the nine months ended September 30, 2014
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $29.0 million to $42.2 million for the nine months ended September 30, 2015, from $13.2 million for the nine months ended September 30, 2014. This increase was primarily due to the revenue generated by our Hardisty rail terminal which commenced operations in late June 2014, and as a result, had a smaller contribution to operating revenue during the nine months ended September 30, 2014.

Terminalling services revenue for the nine months ended September 30, 2015, excludes approximately $21.4 million of amounts associated with minimum monthly commitment fees we received as payment from our customers that we have deferred and recorded as short-term liabilities in our consolidated balance sheet. We have deferred recognizing this revenue in connection with the minimum monthly commitment fees paid by customers of our Hardisty rail terminal that are in excess of their actual throughput volumes due to the make-up rights we have granted them under their terminal services agreements with us. Our customers can use these make-up rights for periods of up to six months to offset throughput volumes in excess of their minimum monthly commitments in future periods, to the extent capacity is available for the excess volume. We expect to recognize the deferred amounts as our customers use these rights, upon expiration of the make-up period, or when our customers' ability to utilize those rights is determined to be remote. We recognized approximately $25.7 million of previously deferred revenues during the nine months ended September 30, 2015.

Railroad Incentive Payments
Historically, we have occasionally received incentive payments from railroads in connection with large capital projects that are projected to create incremental traffic on their network. With respect to our Hardisty rail terminal, we have the right to receive incentive payments based on the number of railcars loaded for certain customers through mid-2017. A portion of these payments increase the pipeline fees payable to Gibson. We earned approximately $45 thousand of railroad incentive payments during the nine months ended September 30, 2015, in connection with the operation of our Hardisty rail terminal, compared with $577 thousand we earned during the nine months ended September 30, 2014. The decrease in revenue associated with these incentive payments is attributable to the low volume of shipments made by these customers during the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014. The lower amount recognized in the nine months ended September 30, 2015 is also attributable to the decline in the average exchange rate of the Canadian dollar in relation to the U.S. dollar during the nine months ended September 30, 2015.

Operating Costs
The operating costs of our Terminalling services segment increased $13.6 million to $24.8 million for the nine months ended September 30, 2015, as compared with $11.2 million for the nine months ended September 30, 2014. The increase is primarily due to a full nine months of operation of our Hardisty rail terminal during the nine months ended September 30, 2015 as compared with only three months of operation during the nine months ended September 30, 2014. Many of the operating costs we incur are fixed. However, we incur and recognize expenses for Pipeline fees concurrently with the revenue we recognize from our customers for their minimum monthly volume commitments. Although our operating costs have increased for the nine months ended September 30, 2015, in relation to the nine months ended September 30, 2014, the increase has been tempered by a lower average exchange rate which reduces the U.S. dollar denominated expenses we report when our Canadian subsidiaries are translated from Canadian dollars into U.S. dollars.

Consistent with recent industry trends, we continue to proactively manage our operating costs in an effort to align with the current business environment. These efforts are likely to continue to result in cost savings over the near term. However, we do not expect these benefits to remain over the long term as market conditions improve.

Subcontracted rail services. Subcontracted rail services costs increased $1.4 million to $6.0 million for the nine months ended September 30, 2015, from $4.6 million for the nine months ended September 30, 2014, primarily due to additional costs incurred in Canada as a result of our Hardisty rail terminal being operational for the full nine months ended September 30, 2015. During the nine months ended September 30, 2014, our Hardisty rail terminal was in the early stages of its operations. The increase in these costs was partially offset by our proactive management of operating costs and a lower average exchange rate used to convert Canadian dollar expenses at our Hardisty rail terminal to U.S. dollars for reporting purposes.

Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson's storage terminal to our Hardisty rail terminal via pipeline. The pipeline fees paid to Gibson are based on a predetermined formula which includes amounts collected from customers at our Hardisty rail terminal. We defer recognizing portions of these costs as expense until such time that we recognize the related deferred revenue following the expiration of any make up rights provisions. We incurred pipeline fees of $11.7 million for the nine months ended September 30, 2015, in connection with the operations of our Hardisty rail terminal as compared with $1.7 million for the nine months ended September 30, 2014. Substantially all of this increase is attributable to a full nine months of operation of the Hardisty rail terminal during the nine months ended September 30, 2015, which include the expensing of previously prepaid amounts that we recognized in conjunction with the recognition of previously deferred revenues. By way of comparison, the Hardisty rail terminal was only operational for three months during the nine months ended September 30, 2014 and as a result, no prepaid pipeline fees were expensed in conjunction with the recognition of previously deferred revenue.

Selling, general and administrative. Selling, general and administrative expenses increased approximately $0.3 million to approximately $3.9 million for the nine months ended September 30, 2015, from approximately $3.6 million for the nine months ended September 30, 2014. The increase is primarily attributable to additional salaries and benefits, property taxes and other operating costs associated with our Hardisty rail terminal that commenced operations in late June 2014. The increase was somewhat offset by lower average exchange rates between the U.S. dollar and the Canadian dollar during the nine months ended September 30, 2015, as compared with the nine months ended September 30, 2014, which reduced selling, general and administrative expenses of our Canadian subsidiaries by approximately $0.6 million when converted to U.S. dollars for reporting purposes.

Depreciation. Depreciation expense increased $1.9 million to $3.2 million for the nine months ended September 30, 2015, from $1.3 million for the nine months ended September 30, 2014, primarily as a result of the Hardisty rail terminal assets which were placed into service in late June 2014 and incurred negligible depreciation expense during the nine months ended September 30, 2014. Partially offsetting the increase in depreciation expense is the reduction in these costs resulting from a lower average exchange rate, which reduces the U.S. dollar denominated expenses we report when our Canadian subsidiaries are translated from Canadian dollars into U.S. dollars.

Other Expenses
Interest expense. Interest expense for our Terminalling services segment decreased by $1.9 million to $1.6 million for the nine months ended September 30, 2015, from $3.5 million for the nine months ended September 30, 2014, primarily due to lower weighted average balances of outstanding debt and weighted average interest rates during the nine months ended September 30, 2015, as compared with the nine months ended September 30, 2014. Additionally, a majority of the interest expense we have incurred during the nine months ended September 30, 2015 is associated with the outstanding balance on our Term Loan Facility, which is denominated in Canadian dollars. When we translate these Canadian dollar denominated expenses into U.S. dollars, the reported interest expense is lower due to a favorable average exchange rate for U.S. dollars relative to Canadian dollars for the nine months ended September 30, 2015.

During the nine months ended September 30, 2014, substantially all of our interest expense was denominated in U.S. dollars and as a result, exchange rate fluctuations did not affect the reported interest expense.

Gain associated with derivative instruments. In May 2014 and June 2015, we entered into derivative contracts to mitigate our exposure to fluctuations in foreign currency exchange rates, specifically between the U.S. dollar and the Canadian dollar, related to operations at our Hardisty rail terminal. We record all of our derivative financial instruments at fair market value in our consolidated financial statements, which we adjust each period for changes in the fair market value, or mark to market.

From December 31, 2014, to September 30, 2015, the exchange rate between the U.S. and Canadian dollars decreased from 0.8599 to 0.7456 U.S. dollars for each Canadian dollar. This decline in the exchange rate increased the value of our derivative contracts at September 30, 2015, relative to the value at December 31, 2014, producing a gain of $4.1 million for the nine months ended September 30, 2015.

From May 20, 2014, when we initially executed our derivative contracts to mitigate our exposure to Canadian cash flows for 2014 and 2015, to September 30, 2014, the exchange rate between the U.S. and Canadian dollars decreased from 0.9185 to 0.8962 U.S. dollars for each Canadian dollar. This increased the value of our derivative contracts at September 30, 2014, relative to the value at May 20, 2014, producing a gain of $0.6 million for the nine months ended September 30, 2014.

Foreign currency transaction loss. Our Terminalling services segment recognized foreign currency transaction losses of $37 thousand for the nine months ended September 30, 2015, compared with $3.7 million for the nine months ended September 30, 2014. The foreign currency transaction losses recognized during the nine months ended September 30, 2015, are primarily the result of routine settlement of U.S. dollar denominated transactions with Canadian dollars by our Canadian subsidiaries. The foreign currency transaction losses recognized during the nine months ended September 30, 2014, primarily resulted from the May 2014 repayment of a U.S. dollar denominated intercompany loan with Canadian dollars in connection with refinancing the development of the Hardisty rail terminal.

Provision for income taxes. A significant amount of our operating income is generated by our Hardisty rail terminal located in the Canadian province of Alberta. As a Canadian business, operating income from our Hardisty rail terminal is subject to corporate income tax rates enacted by the Canadian federal and provincial governments, which on a combined basis have increased from 25% to 26% effective July 1, 2015 and were applicable to taxable income for the entirety of 2015, increasing further to 27% beginning January 1, 2016. Our provision for income taxes for the Terminalling services segment was meaningfully higher at $3.9 million for the nine months ended September 30, 2015, compared with $29 thousand for the nine months ended September 30, 2014, partially as a result of these recently enacted tax rate changes. The increase is also attributable to the current and deferred income taxes associated with our Hardisty rail terminal operations, which commenced operations in late June 2014 and did not generate taxable income for the nine months ended September 30, 2014, due to the net operating loss carryforward amounts available to offset substantially all of the taxable income generated during the nine months ended September 30, 2014. We expect our income tax expense will continue at this higher amount given the operating income we currently derive from our Hardisty rail terminal, the prior utilization of our net operating loss carryforward amounts and the increase in provincial income tax rates. We expect that our effective income tax rate of 26% will decline as we obtain additional interests in U.S. domestic operations, which we expect will be disregarded entities for U.S. federal income tax purposes.

FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues
Fleet leases	$3,049	$2,189	$9,054	$6,785
Fleet services	837	703	2,690	1,659
Freight and other reimbursables	185	330	1,734	2,251
Total revenues	4,071	3,222	13,478	10,695
Operating costs
Fleet leases	3,049	2,189	9,054	6,785
Freight and other reimbursables	185	330	1,734	2,251
Selling, general and administrative	297	1,221	761	2,278
Total operating costs	3,531	3,740	11,549	11,314
Operating income (loss)	540	(518)	1,929	(619)
Foreign currency transaction loss (gain)	19	(5)	(8)	(5)
Provision for income taxes	211	54	236	56
Income (loss) from continuing operations	$310	$(567)	$1,701	$(670)

Three months ended September 30, 2015, compared with the three months ended September 30, 2014
Revenues
Revenues from our Fleet services segment increased approximately $0.9 million to $4.1 million for the three months ended September 30, 2015, from $3.2 million for the three months ended September 30, 2014. The increase was attributable to a $0.8 million increase in Fleet leases and a $0.1 million increase in Fleet services, which were partially offset by a $0.1 million decrease in Freight and other reimbursables revenue. The incremental revenues are primarily driven by the additional railcar leases and services provided to customers of our Hardisty rail terminal, which commenced operations in late June 2014.

Fleet leases. Fleet leases revenue increased approximately $0.8 million to $3.0 million for the three months ended September 30, 2015, from $2.2 million for the three months ended September 30, 2014, primarily due to additional railcars leased by customers of our Hardisty rail terminal. We leased an average of approximately 3,500 railcars for the three months ended September 30, 2015, compared with approximately 2,900 railcars for the three months ended September 30, 2014.

Fleet services. Fleet services revenue increased $0.1 million to $0.8 million for the three months ended September 30, 2015, from $0.7 million for the three months ended September 30, 2014, primarily due to the increase in the average number of railcars we leased for the customers of our Hardisty rail terminal, including an affiliate of USD.

Freight and other reimbursables. Freight and other reimbursables revenues decreased approximately $0.1 million for the three months ended September 30, 2015, compared with the three months ended September 30, 2014, as we incurred less railroad freight fees on behalf of customers, primarily associated with the delivery and shipment of railcars in connection with the operations at our Hardisty rail terminal. These freight fees are generally reimbursed by our customers. Freight and other reimbursables revenues were exactly offset by Freight and other reimbursables costs payable to the railroads.

Operating Costs
Operating costs of our Fleet services segment decreased $0.2 million to $3.5 million for the three months ended September 30, 2015, from $3.7 million for the three months ended September 30, 2014, primarily due to a decrease of $0.9 million in Selling, general and administrative expenses and a decrease of $0.1 million in Freight and other reimbursables costs, which were partially offset by an increase of $0.9 million in Fleet leases costs primarily due to additional railcar leases and related costs incurred for services provided to customers of our Hardisty rail terminal, which commenced operations in late June 2014.

Fleet leases costs. Fleet leases costs increased $0.9 million to $3.0 million for the three months ended September 30, 2015, from $2.2 million for the three months ended September 30, 2014, primarily due to additional railcars leased on behalf of customers of our Hardisty rail terminal. We leased an average of approximately 3,500 railcars for the three months ended September 30, 2015, compared with approximately 2,900 railcars for the three months ended September 30, 2014.

Freight and other reimbursables costs. Freight and other reimbursables costs decreased approximately $0.1 million for the three months ended September 30, 2015, compared with the three months ended September 30, 2014, as we incurred less railroad freight fees on behalf of customers, primarily associated with the delivery and shipment of railcars in connection with the operations at our Hardisty rail terminal. These freight fees are generally reimbursed by our customers. Freight and other reimbursables costs were exactly offset by Freight and other reimbursables revenues.

Selling, general and administrative. Selling, general and administrative expenses for our Fleet services segment decreased $0.9 million to $0.3 million for the three months ended September 30, 2015, from $1.2 million for the three months ended September 30, 2014, primarily due to bad debt expense of $0.8 million related to unrecovered reimbursable freight costs associated with the initial delivery of railcars in support of our Hardisty rail terminal which was recorded during the three months ended September 30, 2014.

Depreciation. Our Fleet services segment does not own any significant amounts of property upon which to record depreciation expense and, as a result, did not incur depreciation expense for either of the three months ended September 30, 2015 or 2014.

Other Expenses
Provision for income taxes. Provision for income taxes for our Fleet services segment was $211 thousand for the three months ended September 30, 2015, and primarily consisted of federal income taxes on USD Rail LP of $134 thousand, as well as state franchise taxes of $77 thousand. Our income tax provision was $54 thousand for the three months ended September 30, 2014, all of which related to state franchise taxes.

Nine months ended September 30, 2015, compared with the nine months ended September 30, 2014
Revenues
Revenues from our Fleet services segment increased $2.8 million to $13.5 million for the nine months ended September 30, 2015, from $10.7 million for the nine months ended September 30, 2014. The increase was attributable to a $2.3 million increase in Fleet leases, a $1.0 million increase in Fleet services, partially offset by a decrease of $0.6 million in Freight and other reimbursables revenue. The additional revenues are primarily driven by the additional railcar leases and services provided to customers of our Hardisty rail terminal, which commenced operations in late June 2014.

Fleet leases. Fleet leases revenue increased $2.3 million to $9.1 million for the nine months ended September 30, 2015, from $6.8 million for the nine months ended September 30, 2014, primarily due to additional railcars leased by customers of our Hardisty rail terminal. We leased an average of approximately 3,400 railcars for the nine months ended September 30, 2015, as compared with approximately 2,600 railcars for the nine months ended September 30, 2014.

Fleet services. Fleet services revenue increased $1.0 million to $2.7 million for the nine months ended September 30, 2015, from $1.7 million for the nine months ended September 30, 2014, primarily due to the increase in the average number of railcars we leased for the customers of our Hardisty rail terminal, including an affiliate of USD.

Freight and other reimbursables. Freight and other reimbursables revenues decreased $0.6 million to $1.7 million for the nine months ended September 30, 2015, from $2.3 million for nine months ended September 30, 2014, as we incurred less railroad freight fees on behalf of certain customers, primarily associated with the delivery and shipment of railcars in connection with the commencement of operations at our Hardisty rail terminal in late June 2014. These freight fees are generally reimbursed by our customers. Freight and other reimbursables revenues were exactly offset by Freight and other reimbursables costs payable to the railroads.

Operating Costs
Operating costs, other than selling, general and administrative, are primarily driven by the additional railcar leases and related costs incurred for services provided to customers of our Hardisty rail terminal, which commenced operations in late June 2014. Operating costs of our Fleet services segment increased $0.2 million to $11.5 million for the nine months ended September 30, 2015, from $11.3 million for the nine months ended September 30, 2014, primarily due to an increase of $2.3 million in Fleet leases costs, partially offset by a decrease of $0.6 million in Freight and other reimbursables costs, and a decrease of $1.5 million in Selling, general and administrative expenses.

Fleet leases costs. Fleet leases costs increased $2.3 million to $9.1 million for the nine months ended September 30, 2015, from $6.8 million for the nine months ended September 30, 2014, primarily due to the additional railcars leased on behalf of customers of our Hardisty rail terminal. We leased an average of approximately 3,400 railcars for the nine months ended September 30, 2015, as compared with approximately 2,600 railcars for the nine months ended September 30, 2014.

Freight and other reimbursables costs. Freight and other reimbursables costs decreased $0.6 million to $1.7 million for the nine months ended September 30, 2015, from $2.3 million for the nine months ended September 30, 2014, as we incurred less railroad freight fees on behalf of customers, primarily associated with the delivery and shipment of railcars in connection with the commencement of operations at our Hardisty rail terminal in late June 2014. These freight fees are generally reimbursed by our customers. Freight and other reimbursables costs were exactly offset by Freight and other reimbursables revenues.

Selling, general and administrative. Selling, general and administrative expenses for our Fleet services segment decreased $1.5 million to $0.8 million for the nine months ended September 30, 2015, from $2.3 million for the nine months ended September 30, 2014, primarily due to bad debt expense of $1.5 million related to unrecovered reimbursable freight costs associated with the initial delivery of railcars in support of our Hardisty rail terminal which was recorded during the nine months ended September 30, 2014.

Depreciation. Our Fleet services segment does not own any significant amounts of property upon which to record depreciation expense and, as a result, did not incur depreciation expense for either of the nine months ended September 30, 2015 or 2014.

Other Expenses
Provision for income taxes. Provision for income taxes for our Fleet services segment was $236 thousand for the nine months ended September 30, 2015, and primarily consisted of federal income taxes on USD Rail LP of $134 thousand, as well as state franchise taxes of $102 thousand. Our income tax provision was $56 thousand for the nine months ended September 30, 2014, all of which was related to state franchise taxes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Adjusted EBITDA
Terminalling services	$10,387	$5,272	$31,547	$4,656
Fleet services	540	347	1,929	856
Corporate activities (1)	(1,200)	(300)	(3,529)	(1,101)
Total Adjusted EBITDA	9,727	5,319	29,947	4,411
Add (deduct):
Interest expense	(923)	(1,525)	(2,910)	(3,509)
Depreciation	(1,055)	(1,083)	(3,244)	(1,337)
Provision for income taxes	(2,142)	(61)	(4,148)	(85)
Gain associated with derivative instruments	2,341	1,375	4,072	573
Settlement of derivative contracts (2)	(1,207)	—	(2,885)	—
Unit based compensation expense	(767)	—	(2,168)	—
Foreign currency transaction gain (loss) (3)	(2)	(2,991)	381	(3,679)
Unrecovered reimbursable freight costs (4)	—	(865)	—	(1,475)
Deferred revenue associated with minimum monthly commitment fees (5)	353	(1,348)	(8,027)	(1,348)
Income (loss) from continuing operations	$6,325	$(1,179)	$11,018	$(6,449)

(1)	Corporate activities represents corporate and financing transactions that are not allocated to the established reporting segments.

(2)
The amounts presented represent the gross proceeds received at the time the derivative contracts were settled and do not consider the amounts paid in connection with the initial purchase of the derivative contracts. We purchased the derivative contracts for $108 thousand and $281 thousand with respect to the contracts settled in the three and nine months ended September 30, 2015, respectively.

(3)	Represents the impact of exchange rate fluctuations on U.S. dollar denominated transactions incurred by our Canadian subsidiaries, primarily related to our Hardisty rail terminal operations.

(4)	Represents costs incurred associated with unrecovered reimbursable freight costs related to the initial delivery of railcars in support of the Hardisty rail terminal.

(5)
Represents deferred revenue associated with minimum monthly commitment fees in excess of throughput utilized, which fees are not refundable to the customers. Amounts presented are net of: (a) the corresponding prepaid Gibson pipeline fee that will be recognized as expense concurrently with the recognition of revenue; (b) approximately $11.8 million and $25.7 million of previously deferred revenue generated in prior periods for the three and nine months ended September 30, 2015, respectively; and (c) approximately $3.9 million and $8.1 million of previously prepaid Gibson pipeline fees for the three and nine months ended September 30, 2015, respectively. Refer to additional discussion of these items in Notes 7 and 9 of our consolidated financial statements included in Part I, Item 1 of this report.

Terminalling Services Segment
Adjusted EBITDA from our Terminalling services segment increased $5.1 million to $10.4 million for the three months ended September 30, 2015, from $5.3 million for the three months ended September 30, 2014. The increase is primarily the result of operating activity at our Hardisty rail terminal, which was fully operational during the three months ended September 30, 2015, while operations were still ramping up during the three months ended September 30, 2014. The changes in each of the components of Adjusted EBITDA included in the above table are primarily attributable to the operating activities of our Hardisty rail terminal during the three months ended September 30, 2015.

Adjusted EBITDA from our Terminalling services segment increased $26.9 million to $31.5 million for the nine months ended September 30, 2015, from $4.7 million for the nine months ended September 30, 2014. The increase is primarily the result of operating activity at our Hardisty rail terminal, which was fully operational during the entire nine months ended September 30, 2015, while only ramping up operations during the final three months of the same period in 2014. The changes in each of the components of Adjusted EBITDA for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014 included in the above table are primarily attributable to the full nine months of the operating activity of our Hardisty rail terminal during the nine months ended September 30, 2015.

Fleet Services Segment
Adjusted EBITDA from our Fleet services segment increased $0.2 million to $0.5 million for the three months ended September 30, 2015, compared with $0.3 million for the three months ended September 30, 2014. Each of the components of Adjusted EBITDA included in the above table are derived from the provision of fleet services in support of our rail terminals during the three months ended September 30, 2015. Utilization of our fleet services during the three months ended September 30, 2015 compared with the three months ended September 30, 2014 increased as a result of the railcars associated with customers of the Hardisty rail terminal, which was still ramping up during the three months ended September 30, 2014.

Adjusted EBITDA from our Fleet services segment increased $1.0 million to $1.9 million for the nine months ended September 30, 2015, compared with a $0.9 million for the nine months ended September 30, 2014. Each of the components of Adjusted EBITDA included in the above table are primarily attributable to provision of fleet services in support of customers of our Hardisty rail terminal, which was operational throughout the nine months ended September 30, 2015, as compared with the nine months ended September 30, 2014 when the Hardisty rail terminal was only operational for three months.

Discontinued Operations
On December 12, 2012, USDG sold all of its membership interests in five of its subsidiaries included in our Terminalling services segment to a large energy transportation, terminalling and pipeline company, which we refer to as the "Acquirer". In conjunction with this sale, we ceased the operations of another subsidiary, USD Services LLC, or USDS, which primarily provided loading and unloading services to the Acquirer, pursuant to a service agreement. Effective at the closing date of this sale, USDS assigned or terminated any obligations it had in relation to its operations, but continued to receive indirect cash flows. These indirect cash flows were recorded as loss from discontinued operations of $183 thousand for the three months ended September 30, 2014, and income from discontinued operations of $152 thousand for the nine months ended September 30, 2014. We have not participated in any revenue producing activities with respect to USDS during the current year, and the cash flows terminated upon the expiration of the assigned service agreement on February 15, 2015.

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

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our Revolving Credit Facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our near-term working capital and long-term capital expenditure requirements and to make quarterly cash distributions. In addition, we retained a portion of the proceeds from our IPO to fund potential future growth initiatives and for general partnership purposes, which is included in "Cash and cash equivalents" on our consolidated balance sheet. We expect to use a majority of the proceeds retained from our IPO to fund a portion of the purchase price for the Casper terminal acquisition that we anticipate completing during the fourth quarter of 2015.

In November 2015, we amended our Credit Agreement to increase our borrowing capacity from $300 million to $400 million, while all other terms and conditions of the existing Credit Agreement remained unchanged. Additionally, we reset our ability to request an additional $100 million of incremental Revolving Credit Facility commitments, subject to receiving increased commitments from our existing lenders or other financial institutions and the satisfaction of specified conditions. We expect we will borrow approximately $178 million under our Revolving Credit Facility if our previously announced acquisition of the Casper terminal is consummated.

The following table presents our available liquidity as of the dates indicated, which excludes the expanded borrowing capacity on our Credit Agreement discussed above:

	September 30, 2015	December 31, 2014
	(in millions)
Cash and cash equivalents	$41.1	$40.2
Aggregate borrowing capacity under Credit Agreement	300.0	300.0
Less: Term Loan Facility amounts outstanding	48.9	81.4
Revolving Credit Facility amounts outstanding	18.0	—
Letters of credit outstanding	—	—
Total available liquidity	$274.2	$258.8

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

Cash Flows
The following table and discussion presents a summary of net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$26,277	$(2,381)
Investing activities	(2,591)	(33,587)
Financing activities	(22,423)	31,047
Discontinued operations	—	26,200
Effect of exchange rates on cash	(442)	725
Net increase in cash and cash equivalents	$821	$22,004

Operating Activities
Net cash provided by operating activities increased by $28.7 million to $26.3 million for the nine months ended September 30, 2015, from $2.4 million of net cash used in operating activities for the nine months ended September 30, 2014. The increase was primarily due to the increase in net income and the net changes in working capital associated with the operations of our Hardisty rail terminal, which commenced operations in late June 2014 and was fully operational during the nine months ended September 30, 2015.

Our historical cash flows have not been affected by income taxes. However, with the commencement of the Hardisty rail terminal operations in late June 2014 and our utilization of net operating loss carryforwards, we are subject to income tax expense. Additionally, the Canadian province of Alberta recently enacted increases in the corporate income tax rates from a combined Alberta/federal income tax rate of 25% to 26% for 2015, increasing to 27% beginning January 1, 2016. As a result of these factors, the cash we pay for income taxes each quarter is expected to be meaningfully higher than what we have paid historically, which could reduce the amount of cash available for distribution to our unitholders.

Investing Activities
Net cash used in investing activities decreased by $31.0 million to $2.6 million for the nine months ended September 30, 2015, from $33.6 million for the nine months ended September 30, 2014. The decrease was associated with the development of the Hardisty rail terminal during the nine months ended September 30, 2014, which was fully operational during the nine months ended September 30, 2015.

Financing Activities
Net cash used in financing activities increased to $22.4 million for the nine months ended September 30, 2015, compared with net cash provided by financing activities of $31.0 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we paid cash distributions of $17.7 million and repaid $22.7 million, the equivalent of C$29.0 million, on our Term Loan Facility, which were partially offset by $18.0 million of proceeds from borrowing on our Revolving Credit Facility. During the nine months ended September 30, 2014, we received proceeds from the borrowing of $69.2 million from the Bank of Oklahoma credit facility, which we used to repay a loan previously made to us by our sponsor for the development of the Hardisty rail terminal. Additionally, during the nine months ended September 30, 2014, we paid financing costs of $1.3 million, for the establishment of the Bank of Oklahoma credit facility and received a $12.9 million contribution from our sponsor.

Discontinued Operations
We have not generated any cash from discontinued operations during the nine months ended September 30, 2015, nor do we anticipate deriving any cash flow from the discontinuation of any of our current operations in the foreseeable future. During the nine months ended September 30, 2014, we generated $26.2 million of cash flow from discontinued operations primarily associated with the 2014 release of escrow funds related to the sale of five subsidiaries in December 2012.

We do not expect the absence of cash flows from discontinued operations to have any impact on our future liquidity or capital resources.

Capital Requirements
Our historical capital expenditures have primarily consisted of the costs to construct our assets. Our operations are expected to require investments to expand, upgrade or enhance existing facilities and to meet environmental and operational regulations.

Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital or investment capital expenditures. Our historical accounting records did not differentiate between expansion, maintenance and investment capital expenditures. We did not incur any maintenance capital expenditures during the nine months ended September 30, 2015. Historically, due to the nature of our operations, our assets have typically required minimal to no maintenance capital expenditures. The Casper terminal we expect to acquire in the near future includes a pipeline and storage tanks that were recently constructed. Although these assets are relatively new, we expect to incur costs to maintain these assets in compliance with sound business practice, our contractual relationships and applicable regulatory requirements.

We record routine maintenance expenses associated with our assets in "Selling, general and administrative" costs in our consolidated statements of operations. Our total expansion capital expenditures for the nine months ended September 30, 2015, amounted to $1.4 million and were primarily related to enhancements made to our Hardisty rail terminal to increase load pressure and provide for alternative power sources to keep the terminal operational in the event of a power loss. We expect to fund future capital expenditures from cash on our balance sheet, cash flow generated from our operations, borrowings under our Revolving Credit Facility, the issuance of additional partnership units or debt offerings.

Distributions
The board of directors of our general partner has adopted a policy for the partnership to make quarterly cash distributions in amounts equal to at least the minimum quarterly distribution of $0.2875 per unit per quarter, to the extent we have sufficient available cash from operations after establishment of cash reserves and payment of fees and expenses. The payment of our current quarterly distribution of $0.2925 per unit equates to approximately $6.2 million per quarter, or $24.9 million per year, based on the number of common, Class A, subordinated, and general partner units outstanding as of November 12, 2015. We do not have a legal obligation to distribute any particular amount per common unit. The members of our general partner’s board of directors appointed by Energy Capital Partners, if any, must approve any distributions made by us.

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

In November 2015, we amended our Credit Agreement to increase our borrowing capacity from $300 million to $400 million, while all other terms and conditions of the existing Credit Agreement remained unchanged. We also reset our ability to request an additional $100 million of incremental Revolving Credit Facility commitments, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions.

As of September 30, 2015 and December 31, 2014, we had $66.9 million and $81.4 million, respectively, outstanding under the terms of our Credit Agreement.We expect we will borrow approximately $178 million under our Revolving Credit Facility if our previously announced acquisition of the Casper terminal is consummated.

Our Revolving Credit Facility and issuances of letters of credit are available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. As the Term Loan Facility is repaid, availability equal to the U.S. dollar equivalent amount of the Term Loan Facility pay-down will be transferred from the Term Loan Facility to the Revolving Credit Facility automatically, ultimately increasing availability on the Revolving Credit Facility to $400.0 million, as amended, once the Term Loan Facility is fully repaid. In addition, we continue to have the ability to increase the maximum amount of the Credit Agreement by an aggregate amount of up to and additional $100.0 million, to a total facility size of $500.0 million, as amended, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes an aggregate $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries, and are secured by a first priority lien on our assets and those of our restricted subsidiaries other than certain excluded assets.

The Term Loan Facility is guaranteed by USDG. The guaranty by USDG includes a covenant that USDG maintain a target net worth (without taking into account its interests in us (either directly or indirectly)), which is greater than the outstanding amount of the term loan and if such covenant is breached and not cured within a certain amount of time, the interest rate on the term loan increases by an additional 1%. The Term Loan Facility is not subject to any scheduled amortization. Mandatory prepayments of the term loan are required from certain non-ordinary course asset sales subject to customary exceptions and reinvestment rights.

Loans under the Credit Agreement accrue interest at a per annum rate by reference, at the borrowers' election, to the London Interbank Offered Rate, or LIBOR, the Canadian Dealer Offered Rate, or CDOR, a base rate, or Canadian prime rate, in each case, plus an applicable margin. Our borrowings under the Credit Agreement for revolving loans bear interest at either a base rate and Canadian prime rate, as applicable plus an applicable margin ranging from 1.25% to 2.25%, or at LIBOR or CDOR, as applicable, plus an applicable margin ranging from 2.25% to 3.25%. Borrowings under the Term Loan Facility bear interest at either the base rate and Canadian prime rate, as applicable, plus a margin ranging from 1.35% to 2.35% or at LIBOR or CDOR, as applicable, plus an applicable margin ranging from 2.35% to 3.35%. The applicable margin, as well as a commitment fee on the Revolving Credit Facility, ranging from 0.375% per annum to 0.50% per annum on unused commitments, will vary based upon our consolidated net leverage ratio, as defined in our Credit Agreement. The actual average interest rate on our outstanding indebtedness was 3.15% at September 30, 2015, and 3.87% at December 31, 2014.

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

Our planned acquisition of the Casper terminal will be considered a Material Acquisition as defined under the terms of our Credit Agreement. As a result, subject to the terms of our Credit Agreement, we expect to request an increase in our Consolidated Total Leverage Ratio to 5.00 to 1.00 from the current 4.50 to 1.00 applicable prior to the acquisition. The increase in the Consolidated Total Leverage Ratio to 5.00 to 1.00 is expected to remain in effect through the end of the second quarter of 2016.

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

As of September 30, 2015 we were in compliance with all of the covenants set forth in our Credit Agreement.

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

We anticipate using our cash flows generated in Canada initially to repay borrowings under our Term Loan Facility, which is denominated in Canadian dollars, and borrowing a portion of the U.S. dollar equivalent of the repayment amount under our Revolving Credit Facility to fund distributions to our unitholders. As we repay the Term Loan Facility, the U.S. dollar equivalent amounts are automatically added to the availability under our Revolving Credit Facility, ultimately increasing the availability to $400.0 million, as amended, once the Term Loan Facility is fully repaid.

Following repayment of our Term Loan Facility and absent the incurrence of additional Canadian debt, we anticipate distributing Canadian cash flows to our U.S. entities, which could be subject to Canadian withholding taxes, in order to partially fund distributions to our unitholders.

We have entered into derivative contracts to mitigate a significant portion of the potential impact that fluctuations in the value of the Canadian dollar relative to the U.S. dollar may have on cash flows generated by our Hardisty rail terminal operations over the next 15 months. As a result, we do not expect foreign currency exchange rates to have a significant impact on our operating cash flows in the near term.
SUBSEQUENT EVENTS
Agreement to Acquire Casper Terminalling Business
On October 12, 2015, in advancement of our previously announced growth strategy to expand our business and increase our cash distributions, we announced our entry into a Membership Interest Purchase Agreement with Casper Crude to Rail Holdings, LLC for the purchase of all of the issued and outstanding membership interests of Casper Crude to Rail, LLC, or the Casper terminal, for total consideration of $225.0 million subject to adjustments for working capital. The Casper terminal, located in Casper, Wyoming, primarily consists of a unit train-capable crude oil loading rail terminal with approximately 100,000 barrels per day of capacity, six customer-dedicated storage tanks with a total of 900,000 barrels of on-site storage capacity and a six-mile long, 24-inch diameter pipeline with a direct connection from the Express crude oil pipeline. The Casper terminal is supported by take-or-pay agreements with primarily investment grade customers and a weighted-average remaining contract life of approximately three years.

The parties’ obligations under the Membership Interest Purchase Agreement are subject to the satisfaction of specified conditions, including negotiating and executing definitive ancillary agreements, obtaining Hart-Scott-Rodino approval and other customary conditions. We expect to finance the purchase price with approximately $35.0 million of cash on hand, approximately $178.0 million of Credit Facility borrowings, which includes approximately $5 million for working capital and expenses, and the issuance of 1,733,582 of our unregistered common units directly to certain sellers of the Casper terminal. We expect to complete the acquisition during the fourth quarter of 2015.

Credit Facility Expansion
In November 2015, in connection with our acquisition of the Casper terminal, we amended our Credit Agreement to increase our borrowing capacity from $300 million to $400 million, while all other terms and conditions of the existing Credit Agreement remained unchanged. We also reset our ability to request an additional $100.0 million of incremental Revolving Credit Facility commitments, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions.

Distribution to Partners
On October 29, 2015, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a cash distribution payable of $0.2925 per unit, or $1.17 per unit on an annualized basis, for the three months ended September 30, 2015. The distribution will be paid on November 13, 2015, to unitholders of record at the close of business on November 9, 2015. The distribution will include payment of $2.7 million to our public common unitholders, $54 thousand to the Class A unitholders, an aggregate of $3.4 million to USDG as the holders of our common units and our subordinated units and $125 thousand to USD Partners GP LLC for their general partner interest.

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

Related party sales to the VIEs were $1.5 million and $1.1 million during the nine months ended September 30, 2015 and 2014, respectively. These sales are recorded in "Fleet services - related party" in the accompanying consolidated statements of operations.
Related party deferred revenues from the special purpose entities were $3.2 million and $2.5 million as of September 30, 2015 and December 31, 2014, respectively, which are recorded in "Deferred revenue — related party" in the accompanying consolidated balance sheets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We have not had any material changes in our market risk exposure that would affect the quantitative and qualitative disclosures presented in item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as discussed below.

In June 2015, we entered into additional collar arrangements with an aggregate notional value of C$32.0 million, on the date executed, which uses put and call options to limit the amount of loss or gain that we will receive upon converting the notional value to U.S. dollars. These put and call options partially mitigate our exposure to fluctuations in the exchange rate between the U.S. dollar and Canadian dollar and were executed to secure C$32.0 million of anticipated calendar year 2016 cash flow generated by our Canadian operations where a Canadian dollar is exchanged for an amount between 0.84 and 0.86 U.S. dollars. We have not designated these derivative financial instruments as hedges of our foreign currency rate exposures, but instead we mark these contracts to market value quarterly with the change in fair value recorded to "Gain associated with derivative instruments" in our consolidated statements of operations. The gains or losses associated with changes in the fair value of our foreign currency derivative contracts do not affect our cash flows until the underlying contract is settled by making or receiving a payment to or from the counterparty.

The following table presents summarized information about our foreign currency option contracts:

				Fair Value
	Notional (C$)	Strike Price (1)	Market Price (1)	September 30, 2015	December 31, 2014
				(in thousands)
Portion of option contracts maturing in 2015
Puts (purchased)	$7,492,100	0.9100	0.7512	$1,183	$1,729
Calls (written)	$7,492,100	0.9300	0.7512	$—	$(69)
Portion of option contracts maturing in 2016
Puts (purchased)	$32,011,290	0.8400	0.7512	$2,879	$—
Calls (written)	$32,011,290	0.8600	0.7512	$(48)	$—

Total				$4,014	$1,660

(1)	Strike and market prices are denoted in amounts where a Canadian dollar is exchanged for the indicated amount of U.S. dollars.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
We did not make any changes in our internal control over financial reporting during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No material changes to such risk factors have occurred during the three and nine months ended September 30, 2015.
Item 5. Other Information.

On November [6], 2015, USD Partners LP (the "Partnership") and its indirect subsidiary USD Terminals Canada ULC (“Terminals Canada”), as borrowers, entered into a Commitment Increase and Amendment No. 1 (the "First Amendment") to the senior secured credit agreement dated as of October 15, 2014 (as amended, supplemented and modified, the "Credit Agreement"), with the lenders party thereto and Citibank, N.A., in its capacity as a letter of credit issuer, as swing line lender, and as administrative agent (the "Administrative Agent") pursuant to which the lenders thereto agreed to (i) provide $100 million in aggregate incremental commitments under the existing Revolving Credit Facility; (ii) make certain amendments to the Credit Agreement as described in the First Amendment and (iii) provide the Partnership with the ability to request an additional $100 million of incremental Revolving Credit Facility commitments, subject to receiving increased commitments from lenders or other financial institutions and the satisfaction of certain specified conditions. After giving effect to the First Amendment, the Credit Agreement permits the Partnership to borrow up to $400 million on a revolving credit basis. The discussion included herein of the First Amendment to the Credit Agreement is qualified in its entirety by reference to Exhibit 10.1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, which is hereby incorporated into this item.

Item 6. Exhibits
Reference is made to the "Index of Exhibits" following the signature page, which we hereby incorporate into this Item.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	November 13, 2015	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	November 13, 2015	By:	/s/ Adam Altsuler
Adam Altsuler Chief Financial Officer (Principal Financial Officer)

Index of Exhibits
Exhibit Number	Description

2.1#
Membership Interest Purchase Agreement between Casper Crude to Rail Holdings, LLC and USDP CCR LLC dated October 12, 2015 (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K, filed on October 13, 2015).

3.1
Certificate of Limited Partnership of USD Partners LP (incorporated by reference herein to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-198500) filed on August 29, 2014, as amended).

3.2
Second Amended and Restated Agreement of Limited Partnership of USD Partners LP dated October 15, 2014, by and between USD Partners GP LLC and USD Group LLC (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed on October 21, 2014).

10.1*
First Amendment to the Credit Agreement dated November 6, 2015,among USD Partners LP and USD Terminals Canada ULC, as borrowers, Citibank, N.A., as administrative agent, swing line lender and l.c. issuer, U.S. Bank National Association, as an l.c. issuer and the lenders from time to time party thereto (incorporated by reference herein to Exhibit 10.1 of the Current Report on Form 8-K filed on November 6, 2015).

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

#
The registrant has omitted the schedules to this exhibit pursuant to the provisions of Regulation S-K, Item 601(b)(2). The registrant shall supplementary furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.