Form 10-Q
period 2016-03-31
USD Partners LP
filed 2016-05-05
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐    NO  ☒
As of May 3, 2016, there were 14,181,996 common units, 8,370,836 subordinated units, 138,750 Class A units and 461,136 general partner units outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in general economic conditions; (2) the effects of competition, in particular, by pipelines and other terminalling facilities; (3) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (4) the supply of, and demand for, rail terminalling service for crude oil and biofuels; (5) our limited history as a separate public partnership; (6) the price and availability of debt and equity financing; (7) hazards and operating risks that may not be covered fully by insurance; (8) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (9) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (10) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations that may increase our costs; and (11) our ability to successfully identify and finance acquisitions and other growth opportunities. For additional factors that may affect our results, see “Item 1A. Risk Factors” included elsewhere in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which are available to the public over the Internet at the U.S. Securities and Exchange Commission’s, or SEC, website (www.sec.gov) and at our website (www.usdpartners.com).

i

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2016	2015
	(unaudited; in thousands, except per unit amounts)
Revenues
Terminalling services	$22,023	$8,387
Terminalling services — related party	1,650	—
Railroad incentives	15	9
Fleet leases	643	1,878
Fleet leases — related party	890	1,210
Fleet services	69	156
Fleet services — related party	684	872
Freight and other reimbursables	383	956
Freight and other reimbursables — related party	—	40
Total revenues	26,357	13,508
Operating costs
Subcontracted rail services	2,043	2,227
Pipeline fees	4,714	1,943
Fleet leases	1,533	3,088
Freight and other reimbursables	383	996
Selling, general and administrative	3,764	2,217
Selling, general and administrative — related party	1,492	1,179
Depreciation and amortization	4,905	1,093
Total operating costs	18,834	12,743
Operating income	7,523	765
Interest expense	2,183	992
Loss (gain) associated with derivative instruments	1,523	(1,949)
Foreign currency transaction gain	(130)	(341)
Income before provision for income taxes	3,947	2,063
Provision for income taxes	1,797	22
Net income	$2,150	$2,041
Net income attributable to limited partner interest	$2,107	$2,000
Net income per common unit (basic and diluted) (Note 2)	$0.09	$0.09
Weighted average common units outstanding	12,910	10,214
Net income per subordinated unit (basic and diluted) (Note 2)	$0.10	$0.09
Weighted average subordinated units outstanding	9,567	10,464

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2016	2015
	(unaudited; in thousands)
Net income	$2,150	$2,041
Other comprehensive income — foreign currency translation	794	454
Comprehensive income	$2,944	$2,495

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(unaudited; in thousands)
Cash flows from operating activities:
Net income	$2,150	$2,041
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,905	1,093
Loss (gain) associated with derivative instruments	1,523	(1,949)
Settlement of derivative contracts	490	894
Amortization of deferred financing costs	215	159
Unit based compensation expense	728	727
Deferred income taxes	(46)	—
Changes in operating assets and liabilities:
Accounts receivable	(98)	(806)
Accounts receivable — related party	1,706	(2,714)
Prepaid expenses and other current assets	357	(3,574)
Accounts payable and accrued expenses	(729)	(526)
Accounts payable and accrued expenses — related party	(96)	(512)
Deferred revenue and other liabilities	874	9,374
Deferred revenue — related party	(329)	137
Change in restricted cash	(2,426)	1,160
Net cash provided by operating activities	9,224	5,504
Cash flows from investing activities:
Additions of property and equipment	(273)	(422)
Net cash used in investing activities	(273)	(422)
Cash flows from financing activities:
Distributions	(7,030)	(5,195)
Vested phantom units used for payment of participant withholding taxes	(77)	—
Proceeds from long-term debt	5,000	6,000
Repayment of long-term debt	(9,077)	(7,925)
Net cash used in financing activities	(11,184)	(7,120)
Effect of exchange rates on cash	325	(235)
Net change in cash and cash equivalents	(1,908)	(2,273)
Cash and cash equivalents – beginning of period	10,500	40,249
Cash and cash equivalents – end of period	$8,592	$37,976

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited; in thousands, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$8,592	$10,500
Restricted cash	7,529	4,640
Accounts receivable, net	4,494	4,333
Accounts receivable — related party	190	1,889
Prepaid expenses	9,762	10,191
Other current assets	2,761	3,908
Total current assets	33,328	35,461
Property and equipment, net	135,888	133,010
Intangible assets, net	121,374	124,581
Goodwill	33,970	33,970
Other non-current assets	1,001	1,376
Total assets	$325,561	$328,398

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$3,387	$4,092
Accounts payable and accrued expenses — related party	191	232
Deferred revenue, current portion	24,773	22,158
Deferred revenue, current portion — related party	5,740	5,485
Other current liabilities	3,211	2,914
Total current liabilities	37,302	34,881
Long-term debt, net	238,377	239,444
Deferred revenue, net of current portion	1,613	2,022
Deferred revenue, net of current portion — related party	1,222	1,542
Deferred income tax liability	752	749
Total liabilities	279,266	278,638
Commitments and contingencies (Note 10)
Partners' capital
Common units (14,181,996 and 11,947,127 outstanding at March 31, 2016 and December 31, 2015, respectively)	120,921	141,374
Class A units (138,750 and 185,000 outstanding at March 31, 2016 and December 31, 2015, respectively)	1,124	1,749
Subordinated units (8,370,836 and 10,463,545 outstanding at March 31, 2016 and December 31, 2015, respectively)	(76,528)	(93,445)
General partner units (461,136 outstanding at March 31, 2016 and December 31, 2015)	122	220
Accumulated other comprehensive income (loss)	656	(138)
Total partners' capital	46,295	49,760
Total liabilities and partners' capital	$325,561	$328,398

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Three Months Ended March 31,
	2016		2015
	Units	Amount	Units	Amount
	(unaudited; in thousands, except unit amounts)
Common units
Beginning balance	11,947,127	$141,374	10,213,545	$127,865
Conversion of units	2,138,959	(18,300)	—	—
Common units issued for vested phantom units	95,910	(77)	—	—
Net income	—	1,155	—	980
Unit based compensation expense	—	412	—	152
Distributions	—	(3,643)	—	(2,489)
Ending balance	14,181,996	120,921	10,213,545	126,508
Class A units
Beginning balance	185,000	1,749	220,000	550
Conversion of units	(46,250)	(871)	—	—
Net income	—	16	—	16
Unit based compensation expense	—	286	—	551
Distributions	—	(56)	—	(54)
Ending balance	138,750	1,124	220,000	1,063
Subordinated units
Beginning balance	10,463,545	(93,445)	10,463,545	(90,214)
Conversion of units	(2,092,709)	19,171	—	—
Net income	—	936	—	1,004
Distributions	—	(3,190)	—	(2,550)
Ending balance	8,370,836	(76,528)	10,463.545	(91,760)
General Partner
Beginning balance	461,136	220	427,083	12
Net income	—	43	—	41
Distributions	—	(141)	—	(102)
Ending balance	461,136	122	427,083	(49)
Accumulated other comprehensive income (loss)
Beginning balance		(138)		(18)
Cumulative translation adjustment		794		454
Ending balance		656		436
Total partners’ capital at March 31,		$46,295		$36,198

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
USD Partners LP and its consolidated subsidiaries, collectively referred to herein as we, us, our, the Partnership and USDP, is a fee-based, growth-oriented master limited partnership formed in 2014 by US Development Group LLC, or USD, through its wholly-owned subsidiary USD Group LLC, or USDG. We were formed to acquire, develop and operate energy-related logistics assets, including rail terminals and other high-quality and complementary midstream infrastructure. We generate substantially all of our operating cash flow from multi-year, take-or-pay contracts for crude oil terminalling services, such as railcar loading for transportation to end markets, storage and blending in on-site tanks, as well as related logistics services. In addition, we provide our customers with railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail under multi-year, take-or-pay contracts. We do not take ownership of the products that we handle nor do we receive any payments from our customers based on the value of such products.

Basis of Presentation
Our accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of our management, they contain all adjustments, consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of March 31, 2016, our results of operations for the three months ended March 31, 2016 and 2015, and our cash flows for the three months ended March 31, 2016 and 2015. We derived our consolidated balance sheet as of December 31, 2015, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our results of operations for the three months ended March 31, 2016 and 2015, should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Foreign Currency Translation
A substantial portion of our operations are conducted in Canada and are accounted for in the local currency, the Canadian dollar, which we translate into our reporting currency, the U.S. dollar. We translate most Canadian dollar denominated balance sheet accounts at the end of period exchange rate, while most income statement accounts are translated based on the average exchange rate for the period. Fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar can create variability in the amounts we translate and report in U.S. dollars.

Within these consolidated financial statements, we denote amounts denominated in Canadian dollars with "C$" immediately prior to the stated amount.

US Development Group LLC
USD and its affiliates are engaged in designing, developing, owning and managing large-scale multi-modal logistics centers and energy-related infrastructure across North America. USD is the indirect owner of USDG and our general partner and is currently owned by Energy Capital Partners, Goldman Sachs and certain of USD's management team members.

Comparative Amounts
We have made certain reclassifications to the amounts reported in the prior year to conform with the current year presentation. None of these reclassifications have an impact on our operating results, cash flows or financial position.

2. NET INCOME PER LIMITED PARTNER INTEREST
We allocate our net income among our general partner and limited partners using the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, we allocate our net income to our limited partners, our general partner and holder of the IDRs in accordance with the terms of our partnership agreement. We also allocate any earnings in excess of distributions to our limited partners, our general partner and the holder of the IDRs in accordance with the terms of our partnership agreement based on their respective proportionate ownership interests in us, after taking into account distributions to be paid with respect to the IDRs.

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Thereafter	Amounts above $0.431250	50%	50%

(1)    Assumes our general partner maintains a 2% general partner interest in us.

We determined basic and diluted net income per limited partner unit as set forth in the following tables:

	Three Months Ended March 31, 2016
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$1,155	$936	$16	$43	$2,150
Less: Distributable earnings (2)	4,512	2,663	44	147	7,366
Distributions in excess of earnings	$(3,357)	$(1,727)	$(28)	$(104)	$(5,216)
Weighted average units outstanding (3)	12,910	9,567	165	461	23,103
Distributable earnings per unit (4)	$0.35	$0.28	$0.27
Overdistributed earnings per unit (5)	(0.26)	(0.18)	(0.17)
Net income per limited partner unit (basic and diluted)	$0.09	$0.10	$0.10

(1)
Represents earnings allocated to each class of units based on the percentage ownership in the Partnership. Calculation of the percentage ownership for net income per limited partner unit uses the actual units outstanding.

(2)
Represents the distributions payable for the period based upon the quarterly distribution amount of $0.3075 per unit, or $1.23 per unit on an annualized basis. Amounts presented for each class of unit include a proportionate amount of the $247 thousand distributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding during the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

	Three Months Ended March 31, 2015
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$980	$1,004	$16	$41	$2,041
Less: Distributable earnings (2)	2,990	3,063	64	125	6,242
Distributions in excess of earnings	$(2,010)	$(2,059)	$(48)	$(84)	$(4,201)
Weighted average units outstanding (3)	10,214	10,464	220	427	21,325
Distributable earnings per unit (4)	$0.29	$0.29	$0.29
Overdistributed earnings per unit (5)	(0.20)	(0.20)	(0.22)
Net income per limited partner unit (basic and diluted)	$0.09	$0.09	$0.07

(1)
Represents earnings allocated to each class of units based on the percentage ownership in the Partnership. Calculation of the percentage ownership for net income per limited partner unit uses the actual units outstanding.

(2)
Represents the distributions payable for the period based upon the quarterly distribution amount of $0.2875 per unit, or $1.15 per unit on an annualized basis. Amounts presented for each class of unit include a proportionate amount of the $111 thousand distributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding during the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

3. CASPER TERMINAL ACQUISITION
We acquired 100% of the membership interests of Casper Crude to Rail, LLC, which we refer to as the Casper terminal, on November 17, 2015. The Casper terminal primarily consists of a unit train-capable railcar loading facility with capacity in excess of 100,000 barrels per day, six customer-dedicated storage tanks with 900,000 barrels of total capacity and a six-mile, 24-inch diameter pipeline with a direct connection from Spectra Energy Partners' Express Pipeline. We acquired all of the issued and outstanding membership interests of the Casper terminal in exchange for approximately $210.4 million in cash, or the Cash Consideration, and 1,733,582 of our unregistered common units representing limited partner interests, or the Equity Consideration.

We have included the results of operations of the Casper terminal in our results of operations from the acquisition date. For the three months ended March 31, 2016, the Casper terminal generated revenues of $8.0 million and net income of $2.4 million.

The following table presents our unaudited pro forma consolidated financial information as if the closing of the Casper terminal acquisition occurred on January 1, 2015:

Three Months Ended March 31, 2015
(in thousands except per unit amounts)
Total revenues	$21,832
Operating income	$3,715
Net income	$3,267
Earnings per common unit (basic and diluted)	$0.14

The unaudited pro forma financial information presented above has been prepared by combining our historical results and the historical results of the Casper terminal and further reflects the effect of purchase accounting adjustments and the elimination of transaction costs, among other items. Other significant pro forma adjustments have been made to take into account, from the beginning of the period, additional depreciation and amortization of the fair value of the noncurrent assets resulting from the application of purchase accounting, as well as the additional interest expense we would have incurred from the incremental borrowings on our revolving credit facility. This pro forma information is not necessarily indicative of the actual results of operations that would have occurred if we had acquired the Casper terminal on January 1, 2015, or that may result in the future and does not reflect potential synergies, integration costs or other such costs and savings.

4. PROPERTY AND EQUIPMENT
Our property and equipment consist of the following as of the dates indicated:

	March 31, 2016	December 31, 2015	Estimated Useful Lives (Years)
	(in thousands)
Land	$9,740	$9,549	N/A
Trackage and facilities	114,765	110,557	20
Pipeline	10,295	10,295	20
Equipment	8,542	8,237	5-10
Furniture	46	43	5
Total property and equipment	143,388	138,681
Accumulated depreciation	(10,432)	(8,326)
Construction in progress	2,932	2,655
Property and equipment, net	$135,888	$133,010

The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that is not yet ready to be placed into productive service as of the respective consolidated balance sheet date.

5. INTANGIBLE ASSETS
Our intangible assets originated from our acquisition of the Casper terminal consist of the following as of the dates indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Carrying amount:
Customer service agreements	$125,960	$125,960
Other	106	106
Total carrying amount	126,066	126,066
Accumulated amortization:
Customer service agreements	4,688	1,484
Other	4	1
Total accumulated amortization	4,692	1,485
Total intangible assets, net	$121,374	$124,581

Amortization expense associated with intangible assets totaled approximately $3.2 million for the three months ended March 31, 2016.

6. DEBT
We are party to a $400 million senior secured credit agreement, the Credit Agreement, comprised of a $300 million revolving credit facility, the Revolving Credit Facility, and a $100 million term loan, the Term Loan Facility, (borrowed in Canadian dollars) with Citibank, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement is a five year committed facility that matures on October 15, 2019.

Our Revolving Credit Facility and issuances of letters of credit are available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. As we make payments on the Term Loan Facility, availability equal to the U.S. dollar equivalent amount of the payments is automatically transferred from the Term Loan Facility to the Revolving Credit Facility, ultimately increasing the availability on our Revolving Credit Facility to $400 million once the Term Loan Facility is fully repaid. In addition, we have the ability to increase the maximum amount of credit available under the Credit Agreement by an aggregate amount of up to $100 million to a total facility size of $500 million, as amended, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes an aggregate $20 million sublimit for standby letters of credit and a $20 million sublimit for swingline loans. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries and are secured by a first priority lien on our assets and those of our restricted subsidiaries, other than certain excluded assets.

The Term Loan Facility was used to fund a $100 million distribution to USDG in connection with the closing of our IPO and is guaranteed by USDG. The guaranty by USDG includes a covenant that USDG maintain a net worth (without taking into account its interests in us, either directly or indirectly) greater than the outstanding amount of the term loan. In the event the USDG net worth covenant is breached and not cured within a certain amount of time, the interest rate on the term loan will be increased by an additional 1.0%. The Term Loan Facility is not subject to any scheduled amortization. Mandatory prepayments of the term loan are required from certain non-ordinary course asset sales, subject to customary exceptions and reinvestment rights.

The average interest rate on our outstanding indebtedness was 3.40% at March 31, 2016, and 2.71% at December 31, 2015. At March 31, 2016, we were in compliance with the covenants set forth in our Credit Agreement.

We determined the capacity available to us under the terms of our Credit Agreement as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$400.0	$400.0
Less: Term Loan Facility amounts outstanding	38.3	41.5
Revolving Credit Facility amounts outstanding	203.0	201.0
Letters of credit outstanding	—	—
Available under Credit Agreement (1)	$158.7	$157.5

(1)
Pursuant to the terms of our Credit Agreement, our borrowing capacity currently is limited to 5.0 times our trailing twelve month consolidated EBITDA for the two quarters following a material acquisition, as defined in our Credit Agreement, at which time the limit returns to 4.5 times our trailing twelve month consolidated EBITDA. Our acquisition of the Casper terminal is treated as a material acquisition under the terms of our Credit Agreement. As a result, the 5.0 times our trailing twelve month consolidated EBITDA covenant will be effective through June 30, 2016.

Interest expense associated with our operations was as follows for the specified periods:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Interest expense on the Credit Agreement	$1,968	$833
Amortization of deferred financing costs	215	159
Total interest expense	$2,183	$992

Details regarding the composition of our long-term debt balances as of the dates specified are as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Term Loan Facility	$38,257	$41,539
Revolving Credit Facility	203,000	201,000
Less: Deferred financing costs, net	(2,880)	(3,095)
Total long-term debt, net	$238,377	$239,444

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

The following table provides details of our deferred revenue with unrelated parties as reflected in our consolidated balance sheets as of the dates indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Customer prepayments, current portion (1)	$1,763	$1,763
Minimum monthly commitment fees	23,010	20,395
Total deferred revenue, current portion	$24,773	$22,158

Customer prepayments (1)	$1,613	$2,022
Total deferred revenue, net of current portion	$1,613	$2,022

(1)	Represents amounts associated with lease payments received in advance from our Fleet services customers.

Refer to Note 9— Transactions with Related Parties for a discussion of deferred revenues associated with related parties included in our consolidated balance sheets.

8. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson Energy Partnership, or Gibson, under which Gibson developed, constructed and operates a pipeline and related facilities connecting to our Hardisty terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty terminal is the exclusive means by which crude oil from the Gibson storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty terminal based on a predetermined formula. For the three months ended March 31, 2016 and 2015, we recorded $4.7 million and $1.9 million, respectively, as "Pipeline fees" in our consolidated statements of income. Additionally, we had prepaid pipeline fees of $6.2 million as of March 31, 2016, and $6.4 million at December 31, 2015, included in "Prepaid expenses" on our consolidated balance sheets, which will be recognized as expense concurrently with the recognition of revenue that we deferred in connection with our minimum monthly volume commitments.

9. TRANSACTIONS WITH RELATED PARTIES
Nature of Relationship with Related Parties
USD is engaged in designing, developing, owning and managing large-scale multi-modal logistics centers and other energy-related midstream infrastructure across North America. USD is also the sole owner of USDG and the ultimate parent of our general partner. USD is owned by Energy Capital Partners, Goldman Sachs and certain members of its management.

USDG is the sole owner of our general partner and currently retains an aggregate 49.9% limited partner interest in us. USDG also provides us with general and administrative support services necessary for the operation and management of our business.

USD Partners GP LLC, our general partner, currently holds a 2.0% general partner interest in us, as well as all of our incentive distribution rights. Pursuant to our partnership agreement, our general partner is responsible for our overall governance and operations.

Omnibus Agreement
We are a party to an omnibus agreement with USD, USDG and certain of their subsidiaries, including our general partner, pursuant to which we obtain and make payments for specified services provided to us and for out-of-pocket costs incurred on our behalf. We pay USDG, in equal monthly installments, the annual amount USDG estimates will be payable by us during the calendar year for providing services for our benefit. The omnibus agreement provides that this amount may be adjusted annually to reflect, among other things, changes in the scope of the general and administrative services provided to us due to a contribution, acquisition or disposition of assets by us or our subsidiaries, or for changes in any law, rule or regulation applicable to us, which affects the cost of providing the general and administrative services. We also reimburse USDG for any out-of-pocket costs and expenses incurred on our behalf in providing general and administrative services to us. This reimbursement is in addition to our reimbursement of our general partner and its affiliates for certain costs and expenses incurred on our behalf for managing and controlling our business and operations as required by our partnership agreement.

The total amounts charged to us under the omnibus agreement for the three months ended March 31, 2016 and 2015, were $1.5 million and $1.2 million, respectively, and are recorded in "Selling, general and administrative — related party" in our consolidated statements of income. At March 31, 2016, we had balances payable related to these costs of $0.2 million and at December 31, 2015, we had $0.2 million payable, in each case recorded as "Accounts payable — related party" in our consolidated balance sheets.

Assignment of costs
During the first quarter of 2015, USDG assumed the obligation to pay a portion of the freight costs associated with the movement of empty railcars related to a customer contract entered into in June 2013, prior to our formation. The assumption was effective as of January 1, 2015, and included reimbursement to us for any amounts we paid subsequent to the effective date. We did not receive any reimbursements pursuant to the terms of the assumption agreement during the three months ended March 31, 2016. During the three months ended March 31, 2015, we were reimbursed approximately $1.6 million. As of March 31, 2016, and December 31, 2015, we had no amounts receivable from USDG with respect to these costs.

Variable Interest Entities
We have entered into purchase, assignment and assumption agreements to assign payment and performance obligations for certain operating lease agreements with lessors, as well as customer fleet service payments related to these operating leases with LRT Logistics Funding LLC, USD Fleet Funding LLC, USD Fleet Funding Canada Inc., and USD Logistics Funding Canada Inc., which are unconsolidated entities in which we have a variable interest, collectively referred to as the VIEs. The managing member of the VIEs is a member of the board of directors of USD. We are not the primary beneficiary of the VIEs, as we do not have power to direct the activities that most significantly affect the economic performance of the VIEs, nor do we have the power to remove the managing member under the terms of the VIE's limited liability company agreements. Accordingly, we do not consolidate the results of the VIEs in our consolidated financial statements.

The following tables summarize the total assets and liabilities between us and the VIEs as reflected in our consolidated balance sheets, as well as our maximum exposure to losses in which we have a variable interest, but are not the primary beneficiary. Generally, our maximum exposure to losses is limited to amounts receivable for services we provided, reduced by any unearned deferred revenues.

	March 31, 2016
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable — related party	$190	$—	$—
Deferred revenue, current portion — related party	—	1,277	—
Deferred revenue, net of current portion — related party	—	1,222	—
	$190	$2,499	$—

	December 31, 2015
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable — related party	$196	$—	$—
Deferred revenue, current portion — related party	—	1,287	—
Deferred revenue, net of current portion — related party	—	1,542	—
	$196	$2,829	$—

Related party sales to the VIEs were $0.4 million and $0.6 million during the three months ended March 31, 2016 and 2015, respectively. These sales are recorded in "Fleet services — related party" in the accompanying consolidated statements of income.

Related Party Revenue and Deferred Revenue
We have agreements with USD Marketing LLC, or USDM, a wholly-owned subsidiary of USDG, to provide terminalling and fleet services, which include reimbursement for certain out-of-pocket expenses, related to the Hardisty terminal operations. The terms and conditions of these agreements are similar to the terms and conditions of our agreements with unrelated parties at the Hardisty terminal.

Information about related party sales to USDM is presented below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Terminalling services — related party	$1,650	$—
Fleet leases — related party	890	1,210
Fleet services — related party	279	258
Freight and other reimbursables — related party	—	40
	$2,819	$1,508

As of March 31, 2016, we had no amounts receivable from USDM, and had $1.7 million as of December 31, 2015, recorded in "Accounts receivable — related party." We also had deferred revenue related to USDM recorded in "Deferred revenue, current portion — related party" of $4.5 million and $4.2 million as of March 31, 2016 and December 31, 2015, respectively.

Cash Distributions
During the three months ended March 31, 2016, we paid the following aggregate cash distributions to USDG as a holder of our common units and the sole owner of our subordinated units and to USD Partners GP LLC for their general partner interest.

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
February 4, 2016	February 15, 2016	February 19, 2016	$3,467	$138

Transition Services Agreement
In connection with our acquisition of the Casper terminal, we entered into a transition services agreement with Cogent, pursuant to which Cogent provided certain accounting, administrative, customer support and information technology support services to the Casper terminal for three months following the November 17, 2015, closing date, while we transitioned such services to our management. Two officers of an affiliate of our general partner are the principal owners of Cogent, and as such, are considered to be beneficiaries of this agreement. Pursuant to the terms of this agreement, we incurred approximately $52 thousand of expenses for the three months ended March 31, 2016.

10. COMMITMENTS AND CONTINGENCIES
From time to time, we may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. We do not believe that we are currently a party to any such proceedings that will have a material adverse impact on our financial condition or results of operations.

In connection with the railcar services we provide, we regularly incur railcar cleanup and repair costs upon our return of these railcars to the lessors. We typically pass such costs on to our customers pursuant to the terms of our lease agreements with them. A legacy customer related to a terminal sold by USD prior to our IPO returned over 160 railcars to us in 2014, approximately 130 of which the lessors claim require additional cleaning and repair from alleged corrosion. We are currently in discussions with the lessors and our customers regarding the validity of these additional costs. We believe that our customer will ultimately be responsible for any costs associated with these returns, and USD has agreed to indemnify us to the extent that we are unable to recover any such costs from our customer.

11. SEGMENT REPORTING
We manage our business in two reportable segments: Terminalling services and Fleet services. The Terminalling services segment charges minimum monthly commitment fees under multi-year take-or-pay contracts to load various grades of crude oil into railcars, as well as fixed fees per gallon to transload ethanol from railcars, including related logistics services. The Fleet services segment provides customers with access to railcars, as well as fleet services associated with the transportation of liquid hydrocarbons and biofuels under long-term, take-or-pay contracts. Corporate activities are not considered a reportable segment, but are included to present corporate and financing transactions which are not allocated to the established reporting segments.

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

The following tables summarize our reportable segment data:

	Three Months Ended March 31, 2016
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$22,023	$—	$—	$22,023
Terminalling services — related party	1,650	—	—	1,650
Railroad incentives	15	—	—	15
Fleet leases	—	643	—	643
Fleet leases — related party	—	890	—	890
Fleet services	—	69	—	69
Fleet services — related party	—	684	—	684
Freight and other reimbursables	—	383	—	383
Total revenue	23,688	2,669	—	26,357
Operating costs
Subcontracted rail services	2,043	—	—	2,043
Pipeline fees	4,714	—	—	4,714
Fleet leases	—	1,533	—	1,533
Freight and other reimbursables	—	383	—	383
Selling, general and administrative	2,049	249	2,958	5,256
Depreciation and amortization	4,905	—	—	4,905
Total operating costs	13,711	2,165	2,958	18,834
Operating income (loss)	9,977	504	(2,958)	7,523
Interest expense	330	—	1,853	2,183
Loss associated with derivative instruments	1,523	—	—	1,523
Foreign currency transaction gain	(80)	(50)	—	(130)
Provision for income taxes	1,783	14	—	1,797
Net income (loss)	$6,421	$540	$(4,811)	$2,150
Goodwill	$33,970	$—	$—	$33,970

	Three Months Ended March 31, 2015
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$8,387	$—	$—	$8,387
Terminalling services — related party	—	—	—	—
Railroad incentives	9	—	—	9
Fleet leases	—	1,878	—	1,878
Fleet leases — related party	—	1,210	—	1,210
Fleet services	—	156	—	156
Fleet services — related party	—	872	—	872
Freight and other reimbursables	—	956	—	956
Freight and other reimbursables — related party	—	40	—	40
Total revenue	8,396	5,112	—	13,508
Operating costs
Subcontracted rail services	2,227	—	—	2,227
Pipeline fees	1,943	—	—	1,943
Fleet leases	—	3,088	—	3,088
Freight and other reimbursables	—	996	—	996
Selling, general and administrative	1,294	259	1,843	3,396
Depreciation and amortization	1,093	—	—	1,093
Total operating costs	6,557	4,343	1,843	12,743
Operating income (loss)	1,839	769	(1,843)	765
Interest expense	602	—	390	992
Gain associated with derivative instruments	(1,949)	—	—	(1,949)
Foreign currency transaction loss (gain)	46	23	(410)	(341)
Provision for income taxes	7	15	—	22
Net income (loss)	$3,133	$731	$(1,823)	$2,041

Segment Adjusted EBITDA
The following table provides a reconciliation of Segment Adjusted EBITDA to Net income:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Adjusted EBITDA
Terminalling services	$16,135	$10,656
Fleet services	504	769
Corporate activities	(2,230)	(1,116)
Total Adjusted EBITDA	14,409	10,309
Add (deduct):
Interest expense	(2,183)	(992)
Depreciation and amortization	(4,905)	(1,093)
Provision for income taxes	(1,797)	(22)
Gain (loss) associated with derivative instruments	(1,523)	1,949
Settlement of derivative contracts (1)	(490)	(894)
Unit based compensation expense	(728)	(727)
Foreign currency transaction gain (2)	130	341
Deferred revenue associated with minimum monthly commitment fees (3)	(763)	(6,830)
Net income	$2,150	$2,041

(1)
The amounts presented represent the gross proceeds received at the time the derivative contracts were settled and do not consider the amounts paid in connection with the initial purchase of the derivative contracts. We purchased the derivative contracts for $283 thousand and $79 thousand with respect to the contracts settled in the three months ended March 31, 2016 and 2015, respectively.

(2)	Represents foreign exchange transaction gains and losses associated with activities between our U.S. and Canadian subsidiaries.

(3)
Represents deferred revenue associated with minimum monthly commitment fees in excess of throughput utilized, which fees are not refundable to our customers. Amounts presented are net of: (a) the corresponding prepaid Gibson pipeline fee that will be recognized as expense concurrently with the recognition of revenue; (b) revenue recognized in the current period that was previously deferred; and (c) expense recognized for previously prepaid Gibson pipeline fees, which correspond with the revenue recognized that was previously deferred. Refer to additional discussion of deferred revenue in Note 7 of these consolidated financial statements.

12. INCOME TAXES
U.S. federal and state income taxes
We are treated as a partnership for federal and most state income tax purposes, with each partner being separately taxed on their share of our taxable income. One of our subsidiaries, USD Rail LP, has elected to be classified as an entity taxable as a corporation for U.S. federal income tax purposes. We are also subject to state franchise taxes in some states, which are treated as income taxes under the applicable accounting guidance. Our U.S. federal income tax expense represents our estimated annual effective income tax rate of 34% for the three months ended March 31, 2016, as applied to the pretax book income of USD Rail LP. For the three months ended March 31, 2015, our provision for U.S. income taxes consisted only of current expense for state franchise and foreign minimum taxes, due to available U.S. net operating loss carryforwards of $1.9 million.

Canadian federal and provincial income taxes
Our Canadian operations are conducted through entities that are subject to Canadian federal and provincial income taxes. The Canadian federal income tax on business income is currently 15%. In June 2015, the Canadian province of Alberta enacted a tax rate increase which raised income tax rates on Alberta businesses from a previous rate of 10% in the first quarter of 2015 to 12% for the first quarter of 2016. As a result, we recognized income tax liabilities and expenses in our consolidated financial statements based upon these enacted income tax rates. Our current income tax expense related to taxable income from our Canadian operations was computed using the combined federal and provincial income tax rate of 27% applicable to taxable income for the three months ended March 31, 2016. We computed our deferred income tax expense, which is the result of temporary differences that are expected to reverse in the future, at the same rate. Our Canadian income tax expense represents our estimated annual effective tax rates of 27% for the three months ended March 31, 2016, as applied to the pretax book income of our Canadian operations. For the three months ended March 31, 2015, we had an effective income tax rate of 0% due to our use of $1.1 million of net operating loss carryforwards to offset our taxable income for the period.

Combined effective income tax rate
As a result of the multiple domestic and foreign tax jurisdictions to which we are subject, we estimate our annual effective income tax rate on a consolidated basis for fiscal year 2016 to be approximately 25%.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Current income tax expense
U.S. federal income taxes	$—	$—
State income tax	37	22
Canadian federal and provincial income taxes	1,806	—
Total current income tax expense	1,843	22
Deferred income tax
Canadian federal and provincial income tax change	(46)	—
Total change in deferred income tax	(46)	—
Total income tax expense	$1,797	$22

We have adopted the provisions of ASU 2015-17 and in accordance with the guidance of this standard we have classified all deferred income tax liabilities as non-current in our consolidated balance sheets.

The reconciliation between income tax expense based on the U.S. statutory income tax rate and our effective income tax expense is presented below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Income tax expense at the statutory rate	$1,342	$701
Loss (income) attributable to partnership not subject to income tax	944	(131)
Foreign income tax rate differential	(444)	(84)
Other	32	—
State income taxes	37	22
Change in valuation allowance	(114)	(486)
Total income tax expense	$1,797	$22

Our deferred income taxes reflect the income tax effect of differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Major components of deferred income tax assets and liabilities associated with our operations are as follows:

	March 31, 2016
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Deferred revenues	$964	$—	$964
Capital carryfowards	—	454	454
Operating loss carryforwards	102	—	102
Deferred income tax liabilities
Prepaid expenses	664	—	664
Property and equipment	—	752	752
Total deferred taxes	402	(298)	104
Valuation allowance	(402)	(454)	(856)
Net deferred income tax liability	$—	$(752)	$(752)

	December 31, 2015
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Deferred revenues	$1,212	$—	$1,212
Capital carryfowards	—	424	424
Operating loss carryforwards	7	—	7
Deferred income tax liabilities
Prepaid expenses	673	—	673
Property and equipment	—	749	749
Total deferred taxes	546	(325)	221
Valuation allowance	(546)	(424)	(970)
Net deferred income tax liability	$—	$(749)	$(749)

The Canadian loss carryforward was approximately $5.5 million and $4.9 million as of March 31, 2016, and December 31, 2015, respectively, and will begin expiring in 2033. The Canadian loss carryforward includes operating losses generated by USD Rail Canada ULC, which is treated as a pass through entity for U.S. federal income tax purposes and as a corporation for Canadian federal and provincial income tax purposes. Due to the dual nature of USD Rail Canada ULC as it relates to taxation of its income, the Canadian operating loss carryforward does not give rise to a deferred income tax asset as the income tax benefit relating to USD Rail Canada ULC may be utilized by its parent, USD Rail LP, for U.S. federal income tax purposes. The U.S. loss carryforward that originated in the first quarter of 2016, applicable to USD Rail LP, was $0.1 million as of March 31, 2016, and will begin expiring in 2036. We have not recognized a benefit for these loss carryforwards associated with our U.S. and Canadian operations, as we currently consider it to be more likely than not that the benefit from the loss carryforward will not be realized.

The income tax returns filed by USD for the periods from January 1, 2010, through December 31, 2014, and for USD Rail LP's U.S. federal return through December 31, 2015, are subject to examination by the taxing authorities. The results of such examinations may impact us as the results of any findings could be passed down to us. Income tax returns for our Canadian operations filed for the period ended December 31, 2014 and 2013, are subject to examination by the taxing authorities. At March 31, 2016, and December 31, 2015, neither we nor our Canadian operations were under examination. We did not have any unrecognized income tax benefits or any income tax reserves for uncertain tax positions as of March 31, 2016, and December 31, 2015.

13. DERIVATIVE FINANCIAL INSTRUMENTS
Our net income and cash flows are subject to fluctuations resulting from changes in interest rates on our variable rate debt obligations and foreign currency exchange rates, particularly with respect to the U.S. dollar and the Canadian dollar. At March 31, 2016, and December 31, 2015, we did not employ any derivative financial instruments to manage our exposure to fluctuations in interest rates, although we may use derivative financial instruments, including swaps, options and other financial instruments with similar characteristics to manage this exposure in the future.

A significant portion of the cash flows we produce are derived from our Hardisty terminal operations in the province of Alberta, Canada, which generate cash flows denominated in Canadian dollars. As a result, fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar could have a significant effect on our results of operations, cash flows and financial position. We endeavor to limit our foreign currency risk exposure with derivative financial instruments. Specifically, we utilize foreign currency collar derivative contracts, representing written call options and purchased put options, as well as forward contracts, to reduce these risks. Economically, the collars set an effective exchange rate for a specified value of Canadian cash flows between the floor and the ceiling rates set forth in the derivative contracts. All of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into for speculative purposes.

In June 2015, we entered into four separate collar arrangements with an aggregate notional value of C$32.0 million, which are scheduled to settle at the end of each fiscal quarter during 2016, each having a notional value ranging between C$7.9 million and C$8.1 million. These derivative contracts were executed to secure cash flows totaling C$32.0 million at an exchange rate range where a Canadian dollar is exchanged for an amount between 0.84 and 0.86 U.S. dollars.

Derivative Positions
Our derivative financial instruments are included in the consolidated balance sheets at their fair values as follows for the specified dates:

	March 31, 2016	December 31, 2015
	(in thousands)
Other current assets	$1,692	$3,705

We have not designated our derivative financial instruments as hedges of our foreign currency rate exposures. Therefore, we record these contracts at fair value in our consolidated balance sheets. Changes in the fair value of these derivatives are recorded as "Loss (gain) associated with derivative instruments" in our consolidated statements of income. The gains or losses associated with changes in the fair value of our foreign currency derivative contracts do not affect our cash flows until the underlying contract is settled by making or receiving a payment to or from the counterparty. In connection with our derivative activities, we recognized the following amounts during the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Loss (gain) associated with derivative instruments	$1,523	$(1,949)

We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy. The following table presents summarized information about the fair values of our outstanding foreign currency contracts:

	At March 31, 2016				At December 31, 2015
	Notional (C$) (1)	Strike Price (2)	Market Price (2)	Fair Value	Fair Value (1)
				(in thousands)
Option contracts maturing in 2016
Puts (purchased)	$24,103,710	0.8400	0.7711	$1,738	$3,714
Calls (written)	$24,103,710	0.8600	0.7711	$(46)	$(9)
Total				$1,692	$3,705

(1)
The Notional amounts presented represent the remaining contracts outstanding at March 31, 2016, which exclude C$7.9 million of contracts that matured on March 31, 2016, that are included in the fair value presented for December 31, 2015.

(2)	Strike and market prices are denoted in amounts where a Canadian dollar is exchanged for the indicated amount of U.S. dollars.

We record the fair market value of our derivative financial instruments in our consolidated balance sheets as current and long-term assets or liabilities on a net basis by counterparty. The terms of the International Swaps and Derivatives Association Master Agreement, which governs our financial contracts and include master netting agreements, allow the parties to our derivative contracts to elect net settlement in respect of all transactions under the agreements. The effect of the rights of offset are presented in the table below.

	March 31, 2016
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$1,738	$—	$(46)	$—	$1,692
Effects of netting arrangements	(46)	—	46	—	—
Fair value of derivatives — net presentation	$1,692	$—	$—	$—	$1,692

	December 31, 2015
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$3,714	$—	$(9)	$—	$3,705
Effects of netting arrangements	(9)	—	9	—	—
Fair value of derivatives — net presentation	$3,705	$—	$—	$—	$3,705

14. PARTNERS' CAPITAL
Our common units and subordinated units represent limited partner interests in us. The holders of our common units and subordinated units are entitled to participate in partnership distributions and to exercise the rights and privileges available to limited partners under our partnership agreement.

Our Class A units are limited partner interests in us that entitle the holders to nonforfeitable distributions that are equivalent to the distributions paid in respect of our common units (excluding any arrearages of unpaid minimum quarterly distributions from prior quarters) and, as a result, are considered participating securities. Our Class A units do not have voting rights and vest in four equal annual installments over the four years following the consummation of our IPO only if we grow our annualized distributions each year. If we do not achieve positive distribution growth in any of these years, the Class A units that would otherwise vest for that year will be forfeited. The Class A units contain a conversion feature, which, upon vesting, provides for the conversion of the Class A units into common units based on a conversion factor that is tied to the level of our distribution growth for the applicable year. The conversion factor will not be more than 1.25 for the first vesting tranche, 1.5 for the second vesting tranche, 1.75 for the third vesting tranche and 2.0 for the final vesting tranche. During the quarter ended March 31, 2016, pursuant to the terms set forth in our partnership agreement, the first tranche of 46,250 Class A units vested. We determined that, upon conversion, each vested Class A unit would receive one common unit based upon our distributions paid for the four preceding quarters. As a result, 46,250 Class A units were converted into 46,250 common units.

Our partnership agreement provides that, while any subordinated units remain outstanding, holders of our common units and Class A units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to our minimum quarterly distribution per unit, plus (with respect to the common units) any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.

Subordinated units convert into common units on a one-for-one basis in separate sequential tranches. Each tranche is comprised of 20.0% of the subordinated units issued in conjunction with our IPO. A separate tranche is eligible to convert on or after December 31, 2015 (but no more than once in any twelve-month period), provided on such date (i) distributions of available cash from operating surplus on each of the outstanding common units, Class A units, subordinated units and general partner units equaled or exceeded $1.15 per unit (the annualized minimum quarterly distribution) for the four quarter period immediately preceding that date; (ii) the adjusted operating surplus generated during the four quarter period immediately preceding that date equaled or exceeded the sum of $1.15 per unit (the annualized minimum quarterly distribution) on all of the common units, Class A units, subordinated units and general partner units outstanding during that period on a fully diluted basis; and (iii) there are no arrearages in the payment of the minimum quarterly distribution on our common units. For each successive tranche, the four quarter period specified in clauses (i) and (ii) above must commence after the four quarter period applicable to any prior tranche of subordinated units. During the quarter ended March 31, 2016, pursuant to the terms set forth in our partnership agreement, we converted the first tranche of 2,092,709 of our subordinated units into common units upon satisfaction of the conditions established for conversion.

Pursuant to the terms of the USD Partners LP 2014 Long-Term Incentive Plan, which we refer to as the LTIP, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 107,942 vested during the quarter ended March 31, 2016, of which 95,910 were converted into our common units after 12,032 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners' Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 15 - Unit Based Compensation.

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

15. UNIT BASED COMPENSATION
Class A units
Our Class A units vest over a four year period if established distribution target thresholds are met each year of the four year vesting period. In February 2016, pursuant to the terms set forth in our partnership agreement, the first tranche of 46,250 Class A units vested based upon our distributions paid for the four preceding quarters and were converted on a one-for-one basis into 46,250 common units. The grant date average fair value of all Class A units was $25.71 at March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Class A unit outstanding at beginning of period	185,000	220,000
Vested	46,250	—
Class A units outstanding at end of period	138,750	220,000

We recognized approximately $286 thousand and $551 thousand as compensation expense with respect to our Class A units for the three months ended March 31, 2016 and 2015, respectively, which cost is included in “Selling, general and administrative” in our consolidated statements of income. We did not have any forfeitures during the three months ended March 31, 2016 and 2015.

Each holder of a Class A unit is entitled to nonforfeitable cash distributions equal to the product of the number of Class A units outstanding for the participant and the cash distribution per unit paid to our common unitholders. These distributions are included in “Distributions” as presented in our consolidated statements of cash flows and our consolidated statement of partners’ capital. However, any distributions paid on Class A units that are forfeited are reclassified to unit based compensation expense when it is determined that the Class A units are not expected to vest.

Long-term Incentive Plan
In 2016 and 2015, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 574,873 and 419,551 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our LTIP. The total number of our common units initially authorized for issuance under the LTIP was 1,654,167, of which 704,029 remained available at March 31, 2016. The Phantom Units are subject to all of the terms and conditions of the LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for the 2016 grants are generally determined by reference to a specified dollar amount determined based on an allocation formula which included a percentage multiplier of the grantee's base salary, among other factors, converted to a number of units based on the closing price of one of our common units on February 22, 2016, as quoted on the NYSE.

Phantom Unit awards generally represent rights to receive our common units, or with respect to the awards granted to directors and employees of our general partner and its affiliates domiciled in Canada, each Phantom Unit that vests is entitled to receive cash for an amount equivalent to the closing market price of one of our common units on the vesting date. Additionally, each Phantom Unit granted under the Award Agreements includes an accompanying distribution equivalent right, or DER, which entitles each participant to receive payments at a per unit rate equal in amount to the per unit rate for any distributions we make with respect to our common units. The Award Agreements granted to employees of our general partner and its affiliates generally contemplate that the individual grants of Phantom Units will vest in four equal annual installments based on the grantee’s continued employment through the vesting dates specified in the Award Agreements, subject to acceleration upon the grantee’s death or disability, or involuntary termination in connection with a change in control of the Partnership or our general partner. Awards to independent directors of the board of our general partner typically vest over a one year period following the grant date.

The following tables present our Equity-classified Phantom Unit award activity:

	Number of Director and Independent Consultant Units	Number of Employee Units	Weighted-Average Grant Date Fair Value Per Unit
Phantom Unit awards at December 31, 2015	24,045	349,976	$12.75
Granted	64,830	471,412	$6.39
Vested	20,442	87,500	$12.78
Phantom Unit awards at March 31, 2016	68,433	733,888	$8.50

	Number of Director and Independent Consultant Units	Number of Employee Units	Weighted-Average Grant Date Fair Value Per Unit
Phantom Unit awards at December 31, 2014	—	—	$—
Granted	20,442	367,208	$12.80
Phantom Unit awards at March 31, 2015	20,442	367,208	$12.80

The following tables present our Liability-classified Phantom Unit award activity:

	Number of Director and Independent Consultant Units	Number of Employee Units	Weighted-Average Grant Date Fair Value Per Unit
Phantom Unit awards at December 31, 2015	10,256	13,276	$12.78
Granted	21,610	17,021	$6.39
Vested	10,256	—	$12.78
Phantom Unit awards at March 31, 2016	21,610	30,297	$8.02

	Number of Director and Independent Consultant Units	Number of Employee Units	Weighted-Average Grant Date Fair Value Per Unit
Phantom Unit awards at December 31, 2014	—	—	$—
Granted	10,256	17,702	$12.78
Phantom Unit awards at March 31, 2015	10,256	17,702	$12.78

The fair value of each Phantom Unit on the grant date is equal to the market price of our common units on the grant date. We account for the Phantom Unit grants to independent directors and employees of our general partner and its affiliates domiciled in Canada that are paid out in cash upon vesting, throughout the requisite vesting period, by revaluing the unvested Phantom Units outstanding at the end of each reporting period and recording a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of income and recognizing a liability in "Accounts payable and accrued expenses" in our consolidated balance sheets. With respect to the Phantom Units granted to employees of our general partner and its affiliates domiciled in the United States, we amortize the initial grant date fair value over the requisite service period using the straight-line method with a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of income, with an offset to common units within the Partners' Capital section of our consolidated balance sheet. With respect to the Phantom Units granted to consultants and independent directors of our general partner and its affiliates domiciled in the United States, we revalue the unvested Phantom Units outstanding at the end of each reporting period throughout the requisite service period and record a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of income, with an offset to common units within the Partners' Capital section of our consolidated balance sheet.

For the three months ended March 31, 2016, we recognized approximately $442 thousand and $176 thousand, respectively, of compensation expense associated with outstanding Phantom Units. As of March 31, 2016, the unrecognized compensation expense related to Phantom Units was $7.1 million, which we expect to recognize over a weighted average period of 3.25 years.

We made payments to holders of the Phantom Units pursuant to the associated DERs granted to them under the Award Agreements as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Equity-classified Phantom Units	$113	$—
Liability-classified Phantom Units	7	—
Total	$120	$—

16. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash paid for income taxes	$1,710	$15
Cash paid for interest	$1,807	$1,014

17. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Leases
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2016-02, which amends the FASB Accounting Standards Codification, or ASC, Topic 842, to require balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The amendment provides us with an option that permits us to elect not to recognize the lease assets and liabilities for leases with a term of 12 months or less.

This pronouncement is effective for years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact our adoption of this guidance will have on our consolidated financial statements.

Revenue from Contracts with Customers
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB delayed the effective date of the new revenue standard by one year, which is now effective for annual and interim periods beginning on or after December 15, 2017, and may be applied on either a full or modified retrospective basis. We are currently evaluating which transition approach we will apply and the impact our adoption of this pronouncement will have on our consolidated financial statements.

18. SUBSEQUENT EVENTS
Distribution to Partners
On April 28, 2016, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a cash distribution payable of $0.3075 per unit, or $1.23 per unit on an annualized basis, for the three months ended March 31, 2016. The distribution represents an increase of $0.0075 per unit, or 2.5% over the prior quarter distribution per unit, and 7.0% over our minimum quarterly distribution per unit. The distribution will be paid on May 13, 2016, to unitholders of record at the close of business on May 9, 2016. The distribution will include payment of $3.4 million to our public common unitholders, $43 thousand to the Class A unitholders, an aggregate of $3.6 million to USDG as a holder of our common units and the sole owner of our subordinated units and $142 thousand to USD Partners GP LLC for its general partner interest.

Forward Contracts
In April 2016, we entered into four separate forward contracts with an aggregate notional amount of C$33.5 million to manage our exposure to fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar resulting from our Canadian operations. Each forward contract effectively fixes the exchange rate we will receive for each Canadian dollar we sell to the counterparty. One of these forward contracts will settle at the end of each fiscal quarter during 2017 and secures an exchange rate where a Canadian dollar is exchanged for an amount between 0.7804 and 0.7809. The following table provides additional detail regarding these contracts:

Maturity Date	Notional Amount		Forward Rate	Settlement Amount
March 31, 2017	C$	8,300,000	0.7804	$6,477,320
June 30, 2017	C$	8,400,000	0.7805	$6,556,200
September 29, 2017	C$	8,400,000	0.7807	$6,557,880
December 29, 2017	C$	8,400,000	0.7809	$6,559,560

The accompanying notes are an integral part of these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited consolidated financial statements and accompanying notes included in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Among other things, those consolidated financial statements include more detailed information regarding the basis of presentation for the following discussion and analysis. Unless the context otherwise requires, references in this discussion to USD Partners, USDP, we, our, us or like terms used in the present tense or prospectively (periods beginning on or after October 15, 2014) refer to USD Partners LP and its subsidiaries. References to the Predecessor, we, our, us, or like terms, when used in a historical context (periods prior to October 15, 2014), refer to the following subsidiaries, collectively, that were contributed to USD Partners in connection with our initial public offering of 9,120,000 common units completed on October 15, 2014: San Antonio Rail Terminal LLC, USD Logistics Operations GP LLC, USD Logistics Operations LP, USD Rail LP, USD Rail Canada ULC, USD Rail International S.A.R.L., USD Terminals Canada ULC, USD Terminals International S.A.R.L. and West Colton Rail Terminal LLC, collectively, the “Contributed Subsidiaries." The Predecessor also includes the membership interests in the following five subsidiaries of US Development Group LLC, or USD, which operated crude oil rail terminals that were sold in December 2012: Bakersfield Crude Terminal LLC, Eagle Ford Crude Terminal LLC, Niobrara Crude Terminal LLC, St. James Rail Terminal LLC, and Van Hook Crude Terminal LLC, collectively known as the “Discontinued Operations.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in "Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Please also read the "Cautionary Note Regarding Forward-Looking Statements” following the table of contents in this quarterly report.
Throughout the following discussion we denote amounts denominated in Canadian dollars with "C$" immediately prior to the stated amount.
Overview and Recent Developments
We are a fee-based, growth-oriented master limited partnership formed by USD to acquire, develop and operate energy-related logistics assets, including rail terminals and other high-quality and complementary midstream infrastructure. Our principal assets consist of: (i) a crude oil origination terminal in Hardisty, Alberta, Canada, with capacity to load up to two 120-railcar unit trains per day, (ii) a crude oil terminal in Casper, Wyoming, with unit train-capable railcar loading capacity in excess of 100,000 barrels per day, or Bpd, and six customer-dedicated storage tanks with 900,000 barrels, or Bbls, of total capacity and (iii) two unit train-capable ethanol destination terminals in San Antonio, Texas, and West Colton, California. Our terminals provide critical infrastructure allowing our customers to transport energy-related products from multiple supply regions to numerous demand markets that are dependent on these products. In addition, we provide our customers with railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail under multi-year, take-or-pay contracts. As of March 31, 2016, our railcar fleet consisted of 2,993 railcars which we leased from various railcar manufacturers and financial entities, including 2,108 coiled and insulated, or C&I, railcars.

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

Market Update
Rather than absolute price levels, demand for the crude oil loaded at our Hardisty and Casper terminals is primarily influenced by the difference in prices, or discount, between Western Canadian Select, or WCS, and other grades of crude oil consumed by refiners, commonly referred to as spreads. During the first quarter of 2016, the spread between WCS and crude oil benchmarks Brent and West Texas Intermediate narrowed by 11% and 7%, respectively, relative to the prior quarter. Additionally, the spread between WCS and Maya, an alternative heavy crude oil consumed by refiners in the U.S. Gulf Coast, narrowed by 7%. The further compression in spreads reduced the incentive for our customers to move physical crude oil from Western Canada to refining centers via rail during the first quarter of 2016. However, we do not expect this dynamic to persist over the mid- to long-term. Additionally, our cash flows are relatively insulated from fluctuations in throughput volumes as they are generated primarily from take-or-pay contracts.

Certain end users, such as refineries across North America have made substantial investments in recent years in order to receive and process heavy grades of crude oil, such as those from Western Canada. Recent industry forecasts project that crude oil production from Western Canada will grow by approximately 700,000 to 1,000,000 Bpd by 2020. Construction is underway for over 350,000 Bpd of new oil sands production capacity scheduled to be completed by 2017. Additionally, Gibson Energy, our partner at Hardisty, is currently constructing an additional 2.9 million barrels of storage capacity to support anticipated customer production growth. However, currently planned additions to pipeline takeaway capacity are not expected to keep pace with expected production growth over the next several years. As a result, we believe rail will continue to be a critical part of the overall transportation infrastructure solution and that our terminals are well-positioned to meet future takeaway needs, both with existing and potential new capacity.

Additionally, our sponsor is currently pursuing the commercialization of solutions to transport heavier grades of crude oil produced in Western Canada, which our sponsor believes will maximize benefits to producers, refiners and railroads. We anticipate that any solutions developed by our sponsor would be subject to the right of first offer in our favor contained in the omnibus agreement between us and USD.

How We Generate Revenue
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to assist in resource allocation decisions and to assess operational performance.

Terminalling Services
Our terminalling services segment includes our Hardisty, Casper, San Antonio and West Colton terminals. Our Hardisty terminal, which commenced operations in late June 2014, is an origination terminal where we load various grades of Canadian crude oil received from the Western Canada Sedimentary Basin into railcars. The Hardisty terminal can load up to two 120-railcar unit trains per day and consists of a fixed loading rack with approximately 30 railcar loading positions, a unit train staging area and loop tracks capable of holding five unit trains simultaneously. Our Casper terminal, acquired in November 2015, is a crude oil storage, blending and railcar loading terminal. The terminal currently offers six customer-dedicated storage tanks with 900,000 Bbls of total capacity and unit train-capable railcar loading capacity in excess of 100,000 Bpd. Our Casper terminal is supplied with multiple grades of Canadian crude oil through a direct connection with Spectra Energy Partners' Express Pipeline, as well as local production through two truck unloading units. Our San Antonio terminal, completed in April 2010, is a unit train-capable destination terminal with capacity to transload up to 20,000 bpd of ethanol received from producers by rail onto trucks to meet local ethanol demand in San Antonio and Austin, Texas. The San Antonio terminal has 20 railcar offloading positions and three truck loading positions. Our West Colton terminal, completed in November 2009, is a unit train-capable destination terminal that can transload up to 13,000 bpd of ethanol received by rail from producers onto trucks to meet local demand in the San Bernardino and Riverside County-Inland Empire region of Southern California. The West Colton terminal has 20 railcar offloading positions and three truck loading positions. Substantially all of our cash flows are generated from multi-year, take-or-pay terminal services agreements that include minimum monthly commitment fees. Our San Antonio and West Colton terminals operate under traditional fee for service arrangements that provide for a fixed fee per gallon of ethanol offloaded at each terminal.

Fleet Services
We provide our customers with railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail on a multi-year, take-or-pay basis under master fleet services agreements for periods ranging from five to nine years. We do not own any railcars. As of March 31, 2016, our railcar fleet consisted of 2,993 railcars which we leased from various railcar manufacturers and financial entities, including 2,108 C&I railcars. We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 2,653 of the railcars to related parties associated with USD at terms consistent with agreements we enter into with third parties, but we have retained certain rights and obligations with respect to the servicing of these railcars.

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

The following table sets forth a reconciliation of Adjusted EBITDA and DCF to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA and Distributable Cash Flow to Net cash flows provided by operating activities and Net income:
Net cash flows from operating activities	$9,224	$5,504
Add (deduct):
Depreciation and amortization	(4,905)	(1,093)
Gain (loss) associated with derivative instruments	(1,523)	1,949
Settlement of derivative contracts (1)	(490)	(894)
Amortization of deferred financing costs	(215)	(159)
Unit based compensation expense	(728)	(727)
Deferred income taxes	46	—
Changes in accounts receivable and other assets	(1,965)	7,094
Changes in accounts payable and accrued expenses	825	1,038
Changes in deferred revenue and other liabilities	(545)	(9,511)
Change in restricted cash	2,426	(1,160)
Net income	2,150	2,041
Add (deduct):
Interest expense	2,183	992
Depreciation and amortization	4,905	1,093
Provision for income taxes	1,797	22
EBITDA	11,035	4,148
Add (deduct):
Loss (gain) associated with derivative instruments	1,523	(1,949)
Settlement of derivative contracts (1)	490	894
Unit based compensation expense	728	727
Foreign currency transaction gain (2)	(130)	(341)
Deferred revenue associated with minimum monthly commitment fees (3)	763	6,830
Adjusted EBITDA	14,409	10,309
Add (deduct):
Cash paid for income taxes	(1,710)	(15)
Cash paid for interest	(1,807)	(1,014)
Maintenance capital expenditures	—	—
Distributable cash flow	$10,892	$9,280

(1)
The amounts presented represent the gross proceeds received at the time the derivative contracts were settled and do not consider the amounts paid in connection with the initial purchase of the derivative contracts. We purchased the derivative contracts for $283 thousand and $79 thousand with respect to the contracts settled in the three months ended March 31, 2016 and 2015, respectively.

(2)	Represents foreign exchange transaction gains and losses associated with activities between our U.S. and Canadian subsidiaries.

(3)
Represents deferred revenue associated with minimum monthly commitment fees in excess of throughput utilized, which fees are not refundable to our customers. Amounts presented are net of: (a) the corresponding prepaid Gibson pipeline fee that will be recognized as expense concurrently with the recognition of revenue; (b) revenue recognized in the current period that was previously deferred; and (c) expense recognized for previously prepaid Gibson pipeline fees, which correspond with the revenue recognized that was previously deferred. Refer to additional discussion of deferred revenue in Note 7 of our consolidated financial statements included in Part I, Item 1 of this report.

Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. Given that we expect to generate a vast majority of our Adjusted EBITDA and DCF from our Hardisty terminal, construction of which was completed in June 2014, and from our Casper terminal, construction of which was completed in September 2014, we do not expect to incur significant maintenance capital expenditures in the near term to maintain the operating capacity of our assets. We record routine maintenance expenses associated with operating our assets in "Selling, general and administrative" costs in our consolidated statements of income. Our operating and maintenance expenses are comprised primarily of repairs and maintenance expenses, subcontracted rail expenses, utility costs, insurance premiums and property taxes. In addition, our operating expenses include the cost of leasing railcars from third-party railcar suppliers and the shipping fees charged by railroads, which costs are generally passed through to our customers. Our recently acquired Casper terminal includes a crude oil pipeline and storage tanks. Although these assets are relatively new, we expect to incur costs to maintain these assets in compliance with sound business practices, our contractual relationships and to comply with regulatory requirements for operating these assets. We expect our expenses to remain relatively stable, but they can fluctuate from period to period depending on the mix of activities performed during a period and the timing of these expenditures.

Volumes
The amount of Terminalling services revenue we generate depends on minimum customer commitment fees and the volume of crude oil that we handle at our terminals in excess of those minimum commitments, as well as the volume of biofuels transloaded at our ethanol terminals. These volumes are primarily affected by the supply of and demand for crude oil, refined products and biofuels in the markets served directly or indirectly by our assets, as well as the spreads between the benchmark prices for these products, which are influenced by, among other things, the amount of available takeaway capacity in those markets. Although customers at our Hardisty and Casper terminals have committed to minimum monthly fees under their terminal services agreements with us, which will generate the vast majority of our Terminalling services revenue, our results of operations will also be impacted by:

•	our customers’ utilization of our terminals in excess of their minimum monthly commitment fees;

•	our ability to identify and execute accretive acquisitions and commercialize organic expansion projects to capture incremental volumes; and

•
our ability to renew contracts with existing customers, enter into contracts with new customers, increase customer commitments and throughput volumes at our terminals, and provide additional ancillary services at those terminals.

General Trends and Outlook
We expect our business to continue to be affected by the key trends discussed in "Item 7. Management's Discussion and Analysis of Financial Condition—Factors That May Impact Future Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.
Factors Affecting the Comparability of Our Financial Results
The comparability of our current financial results in relation to prior periods are affected by the factors described below.

Casper Terminal Acquisition
Our operating results for periods after November 17, 2015, include the revenues and costs associated with our operation of the Casper terminal, which we acquired on this date.

Selling, General and Administrative Costs
Our sponsor charges us a fixed annual fee for the management and operation of our assets for the provision of various centralized administrative services, as well as allocated general and administrative costs and expenses incurred by them on our behalf. In 2016, the fixed annual fee will increase by approximately $0.7 million to approximately $3.2 million, primarily as a result of hiring new employees dedicated to Partnership activities.

Foreign Currency Exchange Rates
We derive a significant amount of operating income from our Canadian operations, particularly our Hardisty terminal. Given our exposure to fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar, our operating income and assets which are denominated in Canadian dollars will be positively affected when the Canadian dollar increases in relation to the U.S. dollar and will be negatively affected when the Canadian dollar decreases relative to the U.S. dollar, assuming all other factors are held constant. Conversely, our liabilities which are denominated in Canadian dollars will be positively affected when the Canadian dollar decreases in relation to the U.S. dollar and will be negatively affected when the Canadian dollar increases relative to the U.S. dollar. We have entered into derivative contracts to mitigate a significant portion of the potential impact that fluctuations in the value of the Canadian dollar relative to the U.S. dollar may have on cash flows generated by our Hardisty terminal operations through 2017. As a result, we do not expect foreign currency exchange rates to have a significant impact on our operating cash flows in the near term. However, the derivative contracts in place for our 2016 fiscal year secure a minimum exchange rate of 0.84 U.S. dollars for each Canadian dollar for the majority of our anticipated Canadian cash flows, whereas our derivative contracts for 2015 secured a minimum exchange rate of 0.91 U.S. dollars for each Canadian dollar. For our 2017 fiscal year, we have entered into forward contracts that effectively fix the amount we will receive in U.S. dollars for each Canadian dollar at an exchange rate of approximately 0.78.

Income Tax Expense
Our Canadian operations are conducted through entities that are subject to Canadian federal and provincial income taxes. The Canadian federal income tax on business income is currently 15%. In June 2015, the Canadian province of Alberta enacted a tax rate increase which raised income tax rates on Alberta businesses from a previous rate of 10% in the first quarter of 2015 to 12% for the first quarter of 2016. As a result, we recognized income tax liabilities and expenses in our consolidated financial statements based upon these higher income tax rates. Our current income tax expense related to income from our Canadian operations was computed using the combined federal and provincial income tax rate of 27% applicable to taxable income for the current period as compared with 25% for the first quarter of 2015. In addition, we utilized net operating losses relating to our Canadian terminalling business during the first half of 2015, to the extent available, to offset Canadian taxable income generated during that period. For 2016, while there is a limited portion of carryforward available to apply towards future ordinary taxable income by our Canadian railcar business, there is a considerable portion that is only available to offset transactions that produce capital gains, such as sales of assets or businesses.

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

The following table summarizes our operating results by business segment and corporate charges for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating income (loss)
Terminalling services	$9,977	$1,839
Fleet services	504	769
Corporate and other	(2,958)	(1,843)
Total Operating income	7,523	765
Interest expense	2,183	992
Loss (gain) associated with derivative instruments	1,523	(1,949)
Foreign currency transaction gain	(130)	(341)
Provision for income taxes	1,797	22
Net income	$2,150	$2,041

Summary Analysis of Operating Results
Our operating results for the three months ended March 31, 2016, compared with our operating results for the three months ended March 31, 2015, were largely driven by the operations of our Hardisty and Casper terminals which contributed approximately $7.0 million and $2.4 million, respectively, to the operating income of our Terminalling services business for the three months ended March 31, 2016. Operating income of our Fleet services business decreased approximately $0.3 million for the three months ended March 31, 2016, due to declines in the number of railcars for which we provide services. Operating income was adversely affected by additional Selling, general and administrative expenses within our Corporate and other activities, which is primarily due to additional consulting, legal and management fees. Our operating results for the three months ended March 31, 2016, were also affected by losses from the revaluation of our foreign currency derivative financial instruments based on exchange rates in effect at March 31, 2016, which reduce earnings, but do not affect our cash flow. We also incurred additional income tax expense due to higher provincial income tax rates applicable to our Canadian operations during the three months ended March 31, 2016, relative to the same period of 2015. For the three months ended March 31, 2015, we benefited from the utilization of net operating loss carryforwards to reduce our taxable income. A more comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS - BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues
Terminalling services	$23,673	$8,387
Railroad incentives	15	9
Total revenues	23,688	8,396
Operating costs
Subcontracted rail services	2,043	2,227
Pipeline fees	4,714	1,943
Selling, general and administrative	2,049	1,294
Depreciation and amortization	4,905	1,093
Total operating costs	13,711	6,557
Operating income	9,977	1,839
Interest expense	330	602
Loss (gain) associated with derivative instruments	1,523	(1,949)
Foreign currency transaction loss (gain)	(80)	46
Provision for income taxes	1,783	7
Net income	$6,421	$3,133
Average daily terminal throughput (bpd)	31,478	35,072

Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $15.3 million to $23.7 million for the three months ended March 31, 2016, from $8.4 million for the three months ended March 31, 2015. This increase was largely due to our acquisition of the Casper terminal in mid-November 2015, which provided an additional $8.0 million of revenue to our Terminalling services business in the first quarter of 2016. In addition, we recognized greater amounts of revenue which was previously deferred in the first quarter of 2016 relative to the first quarter of 2015 due to the expiration of make-up rights we have granted our customers under their terminal services agreements with us. Our terminalling services revenue for the three months ended March 31, 2016, was also affected by a lower average exchange rate for the Canadian dollar relative to the U.S. dollar. Our terminalling services revenue would have been approximately $1.5 million greater if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended March 31, 2016, was the same as the average exchange rate for the three months ended March 31, 2015.

Terminalling services revenue for the three months ended March 31, 2016, excludes approximately $12.3 million of amounts associated with minimum monthly commitment fees we received as payment from our customers that we have deferred and recorded as short-term liabilities in our consolidated balance sheet. We have deferred recognizing this revenue in connection with the minimum monthly commitment fees paid by customers of our Hardisty terminal that are in excess of their actual throughput volumes due to the make-up rights we have granted them under our terminalling services agreements. Our customers can use these make-up rights for periods of up to six months to offset throughput volumes in excess of their minimum monthly commitments in future periods, to the extent capacity is available for the excess volume. We expect to recognize the deferred amounts in revenue as our customers use these rights, upon expiration of the make-up period, or when our customers' ability to utilize those rights is determined to be remote. We recognized approximately $11.2 million of previously deferred revenues during the three months ended March 31, 2016, compared with $2.6 million during the three months ended March 31, 2015.

Operating Costs
The operating costs of our Terminalling services segment increased $7.1 million to $13.7 million for the three months ended March 31, 2016, compared with $6.6 million for the three months ended March 31, 2015. Our acquisition of the Casper terminal in November 2015, was the primary factor contributing to the increase in operating expenses for the three months ended March 31, 2016, which added $5.5 million of new operating expenses. The following paragraphs provide a more comprehensive discussion of the factors affecting our operating costs. The increase in operating costs of our terminalling business was partially offset by a lower average exchange rate for the Canadian dollar relative to the U.S. dollar for the three months ended March 31, 2016, relative to the three months ended March 31, 2015. Our operating costs would have been approximately $0.7 million dollars greater if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended March 31, 2016, was the same as the average exchange rate for the three months ended March 31, 2015.

We continue to proactively manage our operating costs in an effort to align with the current business environment, which may result in additional cost savings over the near term. However, we do not expect these benefits to remain over the long term as market and economic conditions improve.

Subcontracted rail services. We subcontract a majority of the services related to the operations of our terminals, which costs are primarily fixed. These subcontracted rail services costs decreased $0.2 million to $2.0 million for the three months ended March 31, 2016, from $2.2 million for the three months ended March 31, 2015, primarily due to our cost management efforts at our Hardisty terminal during the three months ended March 31, 2016. The decline in these costs was mostly offset by the $0.8 million of costs for these services incurred at our Casper terminal, which we acquired in November 2015.

Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson's storage terminal to our Hardisty terminal via pipeline. The pipeline fees paid to Gibson are based on a predetermined formula which includes amounts collected from customers at our Hardisty terminal. We may defer recognizing portions of these costs as expense until such time as we recognize the related deferred revenue following the expiration of any make-up rights provisions. Pipeline fees increased $2.8 million to $4.7 million for the three months ended March 31, 2016, from $1.9 million for the three months ended March 31, 2015, primarily due to the increase in revenue we recognized at our Hardisty terminal during the three months ended March 31, 2016, which was previously deferred, resulting from the expiration of the make-up rights granted to our customers.

Selling, general and administrative. Selling, general and administrative expenses increased approximately $0.7 million to approximately $2.0 million for the three months ended March 31, 2016, from approximately $1.3 million for the three months ended March 31, 2015, primarily due to $0.9 million of incremental costs associated with our acquisition of the Casper terminal in November 2015.

Depreciation and amortization. Depreciation and amortization expense increased $3.8 million to $4.9 million for the three months ended March 31, 2016, from $1.1 million for the three months ended March 31, 2015, primarily due to our acquisition of the Casper terminal in November 2015, which contributed approximately $3.9 million to depreciation and amortization expense.

Other Expenses
Interest expense. Interest expense for our Terminalling services segment decreased by $0.3 million to $0.3 million for the three months ended March 31, 2016, from $0.6 million for the three months ended March 31, 2015, primarily due to the lower average balance of our Term Loan facility for the three months ended March 31, 2016, as compared with the three months ended March 31, 2015. Additionally, the average exchange rate for the Canadian dollar relative to the U.S. dollar for the three months ended March 31, 2016, was lower than the average exchange rate for the three months ended March 31, 2015, which reduced the amount of interest expense we reported in U.S. dollars.

Loss (gain) associated with derivative instruments. In June 2015, we entered into derivative financial instruments to mitigate our exposure to fluctuations in foreign currency exchange rates, specifically between the U.S. dollar and the Canadian dollar, related to the operations at our Hardisty terminal. We record all of our derivative financial instruments at fair market value in our consolidated financial statements, which we adjust each period for changes in the fair market value, or mark to market.

From December 31, 2015, to March 31, 2016, the exchange rate between the U.S. dollar and the Canadian dollar increased from 0.7210 to 0.7711 U.S. dollars for each Canadian dollar. This increase in the exchange rate decreased the value of our derivative contracts at March 31, 2016, relative to the value at December 31, 2015, producing a loss of $1.5 million for the three months ended March 31, 2016.

Conversely, from December 31, 2014 to March 31, 2015, the exchange rate between the U.S. dollar and the Canadian dollar decreased from 0.8599 to 0.7909 U.S. dollars for each Canadian dollar. This decline in the exchange rate increased the value of our derivative contracts at March 31, 2015, relative to the value at December 31, 2014, producing a gain of $1.9 million for the three months ended March 31, 2015.

Foreign currency transaction gain (loss). Our Terminalling services segment recognized foreign currency transaction gains of $80 thousand for the three months ended March 31, 2016, compared with losses of $46 thousand for the three months ended March 31, 2015. The foreign currency transaction gains and losses recognized are primarily the result of routine settlement of U.S. dollar denominated transactions with Canadian dollars by our Canadian subsidiaries.

Provision for income taxes. A significant amount of our operating income is generated by our Hardisty terminal located in the Canadian province of Alberta. As a Canadian business, operating income from our Hardisty terminal is subject to corporate income tax rates enacted by the Canadian federal and provincial governments, which on a combined basis have increased from 25% in the first quarter of 2015 to 27% for the first quarter of 2016. Our provision for income taxes for the Terminalling services segment was meaningfully higher at $1.8 million for the three months ended March 31, 2016, compared with $7 thousand for the three months ended March 31, 2015, partially as a result of these recently enacted tax rate changes. For the three months ended March 31, 2015, our Hardisty terminal utilized net operating loss carryforwards generated in prior periods to offset substantially all of the taxable income generated during the period, whereas no such net operating loss carryforwards were available for the same period of 2016. As such, we expect our income tax expense will remain near the higher levels incurred during the three months ended March 31, 2016.

FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues
Fleet leases	$1,533	$3,088
Fleet services	753	1,028
Freight and other reimbursables	383	996
Total revenues	2,669	5,112
Operating costs
Fleet leases	1,533	3,088
Freight and other reimbursables	383	996
Selling, general and administrative	249	259
Total operating costs	2,165	4,343
Operating income	504	769
Foreign currency transaction loss (gain)	(50)	23
Provision for income taxes	14	15
Net income	$540	$731

Revenues
Revenues from our Fleet services segment decreased $2.4 million to $2.7 million for the three months ended March 31, 2016, from $5.1 million for the three months ended March 31, 2015. The decrease was primarily attributable to a reduction in the number of railcars directly leased by us to our customers, which resulted in a $1.6 million decrease in Fleet leases, a $0.3 million decrease in Fleet services, and a $0.6 million decrease in Freight and other reimbursables revenue.

Fleet leases. Fleet leases revenue decreased $1.6 million to $1.5 million for the three months ended March 31, 2016, from $3.1 million for the three months ended March 31, 2015, primarily due to a reduction in the number of railcars directly leased by us for our customers. We directly leased an average of approximately 345 railcars in the three months ended March 31, 2016, compared with approximately 660 railcars in the three months ended March 31, 2015. Fleet lease revenues were exactly offset by Fleet lease costs payable to our lessors.

Fleet services. Fleet services revenue decreased $0.3 million to $0.8 million for the three months ended March 31, 2016, from $1.0 million for the three months ended March 31, 2015, primarily due to a reduction in the total number of railcars in our fleet.

Freight and other reimbursables. Freight and other reimbursables revenues decreased $0.6 million to $0.4 million for the three months ended March 31, 2016, from $1.0 million for three months ended March 31, 2015, as we incurred less railroad freight fees on behalf of our customers, primarily due to a reduction in the total number of railcars in our fleet and a reduction in activity. These freight fees are generally reimbursed by our customers. Freight and other reimbursables revenues were exactly offset by Freight and other reimbursables costs payable to the railroads.

Operating Costs
Operating costs primarily consist of railcar leases and related expenses incurred for services provided to customers of our terminals. Operating costs of our Fleet services segment decreased $2.2 million to $2.2 million for the three months ended March 31, 2016, from $4.3 million for the three months ended March 31, 2015, primarily due to a decrease of $1.6 million in Fleet leases costs and a decrease of $0.6 million in Freight and other reimbursables costs, while Selling, general and administrative expenses were essentially unchanged.

Fleet leases costs. Fleet leases costs decreased $1.6 million to $1.5 million for the three months ended March 31, 2016, from $3.1 million for the three months ended March 31, 2015, primarily due to a reduction in the number of railcars directly leased by us for our customers. We directly leased an average of approximately 345 railcars in the three months ended March 31, 2016, compared with approximately 660 railcars in the three months ended March 31, 2015. Fleet leases costs were exactly offset by Fleet leases revenues.

Freight and other reimbursables costs. Freight and other reimbursables costs decreased $0.6 million to $0.4 million for the three months ended March 31, 2016, from $1.0 million for the three months ended March 31, 2015, as we incurred less railroad freight fees on behalf of our customers, primarily due to a reduction in the total number of railcars in our fleet and a reduction in activity. These freight fees are generally reimbursed by our customers. Freight and other reimbursables costs were exactly offset by Freight and other reimbursables revenues.

Selling, general and administrative. Selling, general and administrative expenses for our Fleet services segment were $0.2 million for the three months ended March 31, 2016, and $0.3 million for the three months ended March 31, 2015.

Other Expenses
Provision for income taxes. Provision for income taxes for our Fleet services segment was $14 thousand and $15 thousand for the three months ended March 31, 2016 and 2015, respectively, and consisted of state franchise taxes.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating costs
Selling, general and administrative	$2,958	$1,843
Operating loss	(2,958)	(1,843)
Interest expense	1,853	390
Foreign currency transaction gain	—	(410)
Net loss	$(4,811)	$(1,823)

Costs associated with our corporate activities increased by $3.0 million to $4.8 million for the three months ended March 31, 2016, from $1.8 million for the three months ended March 31, 2015. Selling, general and administrative expenses increased by $1.1 million, primarily due to additional consulting costs for tax reporting and compliance, as well as internal control system enhancements. We also incurred additional legal costs associated with our credit amendment and the integration of the Casper terminal, which we acquired in November 2015. Selling, general and administrative expense also increased due to the annual adjustment of the management fee we are charged by affiliates of USDG pursuant to the omnibus agreement. Interest expense increased by $1.5 million during the three months ended March 31, 2016, primarily due to a higher average balance outstanding on our Revolving Credit Facility resulting from amounts we borrowed in November 2015, for our acquisition of the Casper terminal, coupled with a higher interest rate.

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

The following table provides a reconciliation of Adjusted EBITDA to Net income:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Adjusted EBITDA
Terminalling services	$16,135	$10,656
Fleet services	504	769
Corporate activities (1)	(2,230)	(1,116)
Total Adjusted EBITDA	14,409	10,309
Add (deduct):
Interest expense	(2,183)	(992)
Depreciation and amortization	(4,905)	(1,093)
Provision for income taxes	(1,797)	(22)
Gain (loss) associated with derivative instruments	(1,523)	1,949
Settlement of derivative contracts (2)	(490)	(894)
Unit based compensation expense	(728)	(727)
Foreign currency transaction gain (3)	130	341
Deferred revenue associated with minimum monthly commitment fees (4)	(763)	(6,830)
Net income	$2,150	$2,041

(1)	Corporate activities represents corporate and financing transactions that are not allocated to the established reporting segments.

(2)
The amounts presented represent the gross proceeds received at the time the derivative contracts were settled and do not consider the amounts paid in connection with the initial purchase of the derivative contracts. We purchased the derivative contracts for $283 thousand and $79 thousand with respect to the contracts settled in the three months ended March 31, 2016 and 2015, respectively.

(3)	Represents foreign exchange transactions gains or losses associated with activities between our U.S. and Canadian subsidiaries.

(4)
Represents deferred revenue associated with minimum monthly commitment fees in excess of throughput utilized, which fees are not refundable to our customers. Amounts presented are net of: (a) the corresponding prepaid Gibson pipeline fee that will be recognized as expense concurrently with the recognition of revenue; (b) revenue recognized in the current period that was previously deferred; and (c) expense recognized for previously prepaid Gibson pipeline fees, which correspond with the revenue recognized that was previously deferred. Refer to additional discussion of deferred revenue in Note 7 of our consolidated financial statements included in Part I, Item 1 of this report.

Terminalling Services Segment
Adjusted EBITDA from our Terminalling services segment increased $5.4 million to $16.1 million for the three months ended March 31, 2016, from $10.7 million for the three months ended March 31, 2015. The increase is primarily the result of our acquisition of the Casper terminal in November 2015. The changes in each of the components of Adjusted EBITDA for the three months ended March 31, 2016, as compared with the three months ended March 31, 2015, included in the above table are discussed in detail in Results of Operations - by Segment section.

Fleet Services Segment
Adjusted EBITDA from our Fleet services segment decreased $0.3 million to $0.5 million for the three months ended March 31, 2016, from $0.8 million for the three months ended March 31, 2015, primarily due to a reduction in the total number of railcars in our fleet for which we provide services in support of customers of our terminals. The changes in each of the components of Adjusted EBITDA for the three months ended March 31, 2016, as compared with the three months ended March 31, 2015, included in the above table are discussed in detail in Results of Operations for each segment.

LIQUIDITY AND CAPITAL RESOURCES
Our principal liquidity requirements are to make distributions to our unitholders, finance current operations, fund capital expenditures, including potential acquisitions and the costs to construct new assets, and service our debt. Historically, we have financed our operations with cash generated from our operations, borrowings under our credit facility and loans from our sponsor.

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our Revolving Credit Facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our working capital and capital expenditure requirements and to make quarterly cash distributions.

The following table presents our available liquidity as of the dates indicated:

	March 31, 2016	December 31, 2015
	(in millions)
Cash and cash equivalents	$8.6	$10.5
Aggregate borrowing capacity under Credit Agreement	400.0	400.0
Less: Term Loan Facility amounts outstanding	38.3	41.5
Revolving Credit Facility amounts outstanding	203.0	201.0
Letters of credit outstanding	—	—
Total available liquidity (1)	$167.3	$168.0

(1)
Pursuant to the terms of our Credit Agreement, our borrowing capacity currently is limited to 5.0 times our trailing twelve month consolidated EBITDA for the two quarters following a material acquisition, as defined in our Credit Agreement, at which time the limit returns to 4.5 times our trailing twelve month consolidated EBITDA. Our acquisition of the Casper terminal is treated as a material acquisition under the terms of our Credit Agreement and as a result, the 5.0 times our trailing twelve month consolidated EBITDA covenant will be effective through June 30, 2016.

Energy Capital Partners must approve any additional issuances of equity by us, which determinations may be made free of any duty to us or our unitholders. Members of our general partner’s board of directors appointed by Energy Capital Partners must also approve the incurrence by us of additional indebtedness or refinancing outside of our existing indebtedness that are not in the ordinary course of business.

Cash Flows
The following table and discussion presents a summary of net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$9,224	$5,504
Investing activities	(273)	(422)
Financing activities	(11,184)	(7,120)
Effect of exchange rates on cash	325	(235)
Net increase (decrease) in cash and cash equivalents	$(1,908)	$(2,273)

Operating Activities
Net cash provided by operating activities increased by $3.7 million to $9.2 million for the three months ended March 31, 2016, from $5.5 million for the three months ended March 31, 2015. The increase was primarily due to increased cash from net income after non-cash adjustments, mainly associated with the operations of our Casper terminal, which we acquired in November 2015. The increase was partially offset by net changes in our working capital resulting from the timing of receipts and payment of our accounts receivable and payable balances.

Investing Activities
Net cash used in investing activities decreased by $0.1 million to $0.3 million for the three months ended March 31, 2016, from $0.4 million for the three months ended March 31, 2015. The decrease was attributable to fewer enhancements to our terminals during the three months ended March 31, 2016, than we made during the three months ended March 31, 2015.

Financing Activities
Net cash used in financing activities increased to $11.2 million for the three months ended March 31, 2016, from $7.1 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, we paid cash distributions of $7.0 million and repaid $6.1 million on our Term Loan Facility (the equivalent of C$8.0 million) and $3.0 million on our Revolving Credit facility. These payments were partially offset by proceeds from borrowing $5.0 million on our Revolving Credit Facility.

Capital Requirements
Our historical capital expenditures have primarily consisted of the costs to construct and acquire our assets. Our operations are expected to require investments to expand, upgrade or enhance existing facilities and to meet environmental and operational regulations.

Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital or investment capital expenditures. We did not incur any maintenance capital expenditures during the three months ended March 31, 2016. Based on the nature of our operations, our assets typically require minimal to no maintenance capital expenditures. The Casper terminal we acquired includes a pipeline and storage tanks that were recently constructed. Although these assets are relatively new, we expect to incur costs to maintain these assets in compliance with sound business practice, our contractual relationships and applicable regulatory requirements.

We record our routine maintenance expenses associated with our assets in "Selling, general and administrative" costs in our consolidated statements of income. Our total growth capital expenditures for the three months ended March 31, 2016, amounted to $0.3 million and were for planned growth projects at our Hardisty and Casper terminals. We expect to fund future capital expenditures from cash on our balance sheet, cash flow generated from our operations, borrowings under our Revolving Credit Facility and the issuance of additional partnership units or debt offerings.

Distributions
We intend to pay a minimum quarterly distribution of at least $0.2875 per unit per quarter. Our current quarterly distribution of $0.3075 per unit equates to approximately $7.1 million per quarter, or $28.5 million per year, based on the number of common, Class A, subordinated, and general partner units outstanding as of May 3, 2016. We do not have a legal obligation to distribute any particular amount per common unit, although management of our general partner intends to recommend a distribution increase of at least $0.0075 per unit for each quarter through the fourth quarter of 2016. Additionally, members of our general partner’s board of directors appointed by Energy Capital Partners, if any, must approve any distributions made by us.

Credit Agreement
We are party to a $400 million senior secured credit agreement, the Credit Agreement, comprised of a $300 million revolving credit facility, the Revolving Credit Facility, and a $100 million term loan, the Term Loan Facility

(borrowed in Canadian dollars), with Citibank, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement is a five year committed facility that matures October 15, 2019, unless amended or extended.

Our Revolving Credit Facility and issuances of letters of credit are available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. As we make payments on the Term Loan Facility, availability equal to the U.S. dollar equivalent amount of the payments is automatically transferred from the Term Loan Facility to the Revolving Credit Facility, ultimately increasing availability on the Revolving Credit Facility to $400 million once the Term Loan Facility is fully repaid. In addition, we have the ability to increase the maximum amount of credit available under the Credit Agreement by an aggregate amount of up to $100 million to a total facility size of $500 million, as amended, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes an aggregate $20 million sublimit for standby letters of credit and a $20 million sublimit for swingline loans. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries and are secured by a first priority lien on our assets and those of our restricted subsidiaries, other than certain excluded assets.

As of March 31, 2016, and December 31, 2015, we had amounts outstanding for the respective periods of $38.3 million and $41.5 million under the Term Loan Facility and $203.0 million and $201.0 million under the Revolving Credit Facility.

The Term Loan Facility was used to fund a $100 million distribution to USDG in connection with the closing of our IPO and is guaranteed by USDG. The guaranty by USDG includes a covenant that USDG maintain a net worth (without taking into account its interests in us, either directly or indirectly) greater than the outstanding amount of the term loan and if such covenant is breached and not cured within a certain amount of time, the interest rate on the term loan increases by an additional 1.0%. The Term Loan Facility is not subject to any scheduled amortization. Mandatory prepayments of the term loan are required from certain non-ordinary course asset sales subject to customary exceptions and reinvestment rights.

Our acquisition of the Casper terminal qualified as a Material Acquisition as defined under the terms of the Credit Agreement and, as a result, our Consolidated Total Leverage Ratio covenant was temporarily increased to 5.00 to 1.00 from the previous 4.50 to 1.00, and will be effective through June 30, 2016.

The average interest rate on our outstanding indebtedness was 3.40% at March 31, 2016, and 2.71% at December 31, 2015, respectively. At March 31, 2016, we were in compliance with the covenants set forth in our Credit Agreement.

Credit Risk
Our exposure to credit risk may be affected by the concentration of customers, as well as changes in economic or other conditions. Our customers' businesses react differently to changing conditions. We believe that our credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for amounts that may become uncollectible in the future.

Foreign Currency Exchange Risk
Currently, we derive a significant portion of our cash flow from our Canadian operations, particularly our Hardisty terminal. As a result, portions of our cash and cash equivalents are denominated in Canadian dollars held by foreign subsidiaries, which amounts are subject to fluctuations resulting from changes in the exchange rate between the U.S. dollar and the Canadian dollar.

SUBSEQUENT EVENTS
Distribution to Partners
On April 28, 2016, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a cash distribution payable of $0.3075 per unit, or $1.23 per unit on an annualized basis, for the three months ended March 31, 2016. The distribution represents an increase of $0.0075 per unit, or 2.5% over the prior quarter distribution per unit, and 7.0% over the minimum quarterly distribution per unit. The distribution will be paid on May

13, 2016, to unitholders of record at the close of business on May 9, 2016. The distribution will include payment of $3.4 million to our public common unitholders, $43 thousand to the Class A unitholders, an aggregate of $3.6 million to USDG as a holder of our common units and the sole owner of our subordinated units and $142 thousand to USD Partners GP LLC for its general partner interest.

Forward Contracts
In April 2016, we entered into four separate forward contracts with an aggregate notional amount of C$33.5 million to manage our exposure to fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar resulting from our Canadian operations. Each forward contract effectively fixes the exchange rate we will receive for each Canadian dollar we sell to the counterparty. One of these forward contracts will settle at the end of each fiscal quarter during 2017 and secures an exchange rate where a Canadian dollar is exchanged for an amount between 0.7804 and 0.7809 U.S. dollars. The following table provides additional detail regarding these contracts:

Maturity Date	Notional Amount		Forward Rate	Settlement Amount
March 31, 2017	C$	8,300,000	0.7804	$6,477,320
June 30, 2017	C$	8,400,000	0.7805	$6,556,200
September 29, 2017	C$	8,400,000	0.7807	$6,557,880
December 29, 2017	C$	8,400,000	0.7809	$6,559,560

RECENT ACCOUNTING PRONOUNCEMENTS - NOT YET ADOPTED
Leases
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2016-02, which amends the FASB Accounting Standards Codification, or ASC, Topic 842, to require balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The amendment provides us with an option that permits us to elect not to recognize the lease assets and liabilities for leases with a term of 12 months or less.

The pronouncement is effective for years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact our adoption of this guidance will have on our consolidated financial statements.

Revenue from Contracts with Customers
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB delayed the effective date of the new revenue standard by one year, which is now effective for annual and interim periods beginning on or after December 15, 2017, and may be applied on either a full or modified retrospective basis. We are currently evaluating which transition approach we will apply and the impact our adoption of this pronouncement will have on our consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENTS
In the normal course of business, we are a party to off-balance sheet arrangements relating to various master fleet services agreements, whereby we have agreed to assign certain payment and other obligations to related parties of USD that are not consolidated with us. We have also entered into agreements to provide fleet services to these special purpose entities for fixed servicing fees and reimbursement of out-of-pocket expenses. The purpose of these transactions is to remove the risk to us of non-payment by our customers, which would otherwise negatively impact our financial condition and results of operations. For more information on these special purpose entities, see the discussion of our relationship with the variable interest entities described in Note 9 to our consolidated financial statements included in Part I, Item 1 of this report. Liabilities related to these arrangements are generally not reflected in our consolidated balance sheets, and we do not expect any material impact on our cash flows, results of operations or financial condition as a result of these off-balance sheet arrangements.

Related party sales to the special purpose entities were $0.4 million and $0.6 million during the three months ended March 31, 2016 and 2015, respectively. These sales are recorded in "Fleet services — related party" in the accompanying consolidated statements of income.

Related party deferred revenues from the special purpose entities were $2.5 million and $2.8 million as of March 31, 2016, and December 31, 2015, respectively, which are recorded in "Deferred revenue — related party" in the accompanying consolidated balance sheets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We have not had any material changes in our market risk exposure that would affect the quantitative and qualitative disclosures presented in item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The following table presents summarized information about our foreign currency option contracts:

	At March 31, 2016				At December 31, 2015
	Notional (C$) (1)	Strike Price (2)	Market Price (2)	Fair Value	Fair Value (1)
				(in thousands)
Option contracts maturing in 2016
Puts (purchased)	$24,103,710	0.8400	0.7711	$1,738	$3,714
Calls (written)	$24,103,710	0.8600	0.7711	$(46)	$(9)
Total				$1,692	$3,705

(1)
The Notional amounts presented represent the remaining contracts outstanding at March 31, 2016, which exclude C$7.9 million of contracts that matured on March 31, 2016, that are included in the fair value presented for December 31, 2015.

(2)	Strike and market prices are denoted in amounts where a Canadian dollar is exchanged for the indicated amount of U.S. dollars

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
We did not make any changes in our internal control over financial reporting during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. No material changes to such risk factors have occurred during the three months ended March 31, 2016.
Item 6. Exhibits
Reference is made to the "Index of Exhibits" following the signature page, which we hereby incorporate into this Item.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	May 5, 2016	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	May 5, 2016	By:	/s/ Adam Altsuler
Adam Altsuler Chief Financial Officer (Principal Financial Officer)

Index of Exhibits
Exhibit Number	Description

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