Form 10-Q
period 2016-06-30
USD Partners LP
filed 2016-08-04
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐    NO  ☒
As of August 2, 2016, there were 14,181,996 common units, 8,370,836 subordinated units, 138,750 Class A units and 461,136 general partner units outstanding.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q, or this “Report,” to “USD Partners,” “USDP,” “the Partnership,” “we,” “us,” “our,” or like terms refer to USD Partners LP and its subsidiaries.

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

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in general economic conditions; (2) the effects of competition, in particular, by pipelines and other terminalling facilities; (3) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (4) the supply of, and demand for, rail terminalling services for crude oil and biofuels; (5) our limited history as a separate public partnership; (6) the price and availability of debt and equity financing; (7) hazards and operating risks that may not be covered fully by insurance; (8) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (9) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (10) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs; and (11) our ability to successfully identify and finance acquisitions and other growth opportunities. For additional factors that may affect our results, see “Item 1A. Risk Factors” included elsewhere in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which are available to the public over the Internet at the U.S. Securities and Exchange Commission’s, or SEC, website (www.sec.gov) and at our website (www.usdpartners.com).

i

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited; in thousands, except per unit amounts)
Revenues
Terminalling services	$23,459	$14,279	$45,482	$22,666
Terminalling services — related party	1,756	1,803	3,406	1,803
Railroad incentives	22	18	37	27
Fleet leases	647	1,906	1,290	3,784
Fleet leases — related party	891	1,011	1,781	2,221
Fleet services	69	155	138	311
Fleet services — related party	684	670	1,368	1,542
Freight and other reimbursables	350	531	733	1,487
Freight and other reimbursables — related party	—	22	—	62
Total revenues	27,878	20,395	54,235	33,903
Operating costs
Subcontracted rail services	2,026	2,222	4,069	4,449
Pipeline fees	5,338	4,460	10,052	6,403
Fleet leases	1,538	2,917	3,071	6,005
Freight and other reimbursables	350	553	733	1,549
Selling, general and administrative	2,856	2,233	6,620	4,450
Selling, general and administrative — related party	1,439	1,107	2,931	2,286
Depreciation and amortization	4,914	1,096	9,819	2,189
Total operating costs	18,461	14,588	37,295	27,331
Operating income	9,417	5,807	16,940	6,572
Interest expense	2,533	995	4,716	1,987
Loss (gain) associated with derivative instruments	(253)	218	1,270	(1,731)
Foreign currency transaction gain	(15)	(42)	(145)	(383)
Income before provision for income taxes	7,152	4,636	11,099	6,699
Provision for income taxes	1,917	1,984	3,714	2,006
Net income	$5,235	$2,652	$7,385	$4,693
Net income attributable to limited partner interests	$5,131	$2,599	$7,238	$4,599
Net income per common unit (basic and diluted)(Note 2)	$0.23	$0.13	$0.32	$0.22
Weighted average common units outstanding	14,182	10,214	13,546	10,214
Net income per subordinated unit (basic and diluted)(Note 2)	$0.23	$0.13	$0.31	$0.22
Weighted average subordinated units outstanding	8,371	10,464	8,969	10,464

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited; in thousands)
Net income	$5,235	$2,652	$7,385	$4,693
Other comprehensive income (loss) — foreign currency translation	(14)	(147)	780	307
Comprehensive income	$5,221	$2,505	$8,165	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(unaudited; in thousands)
Cash flows from operating activities:
Net income	$7,385	$4,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,819	2,189
Loss (gain) associated with derivative instruments	1,270	(1,731)
Settlement of derivative contracts	1,036	1,678
Amortization of deferred financing costs	430	319
Unit based compensation expense	1,697	1,401
Deferred income taxes	(96)	878
Changes in operating assets and liabilities:
Accounts receivable	207	1,241
Accounts receivable — related party	1,760	(2,046)
Prepaid expenses and other current assets	(460)	(4,040)
Accounts payable and accrued expenses	(1,961)	(1,603)
Accounts payable and accrued expenses — related party	24	(642)
Deferred revenue and other liabilities	2,729	11,762
Deferred revenue — related party	(629)	867
Change in restricted cash	(633)	323
Net cash provided by operating activities	22,578	15,289
Cash flows from investing activities:
Additions of property and equipment	(246)	(733)
Purchase of derivative contracts	—	(1,167)
Net cash used in investing activities	(246)	(1,900)
Cash flows from financing activities:
Distributions	(14,396)	(11,414)
Vested phantom units used for payment of participant withholding taxes	(77)	—
Proceeds from long-term debt	10,000	12,000
Repayment of long-term debt	(18,902)	(16,018)
Net cash used in financing activities	(23,375)	(15,432)
Effect of exchange rates on cash	439	(318)
Net change in cash and cash equivalents	(604)	(2,361)
Cash and cash equivalents – beginning of period	10,500	40,249
Cash and cash equivalents – end of period	$9,896	$37,888

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited; in thousands, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$9,896	$10,500
Restricted cash	5,616	4,640
Accounts receivable, net	4,229	4,333
Accounts receivable — related party	209	1,889
Prepaid expenses	10,926	10,191
Other current assets	2,375	3,908
Total current assets	33,251	35,461
Property and equipment, net	134,243	133,010
Intangible assets, net	118,222	124,581
Goodwill	33,970	33,970
Other non-current assets	777	1,376
Total assets	$320,463	$328,398

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$2,303	$4,092
Accounts payable and accrued expenses — related party	295	232
Deferred revenue, current portion	26,575	22,158
Deferred revenue, current portion — related party	5,764	5,485
Other current liabilities	4,016	2,914
Total current liabilities	38,953	34,881
Long-term debt, net	233,909	239,444
Deferred revenue, net of current portion	956	2,022
Deferred revenue, net of current portion — related party	903	1,542
Deferred income tax liability	703	749
Total liabilities	275,424	278,638
Commitments and contingencies (Note 10)
Partners' capital
Common units (14,181,996 and 11,947,127 outstanding at June 30, 2016 and December 31, 2015, respectively)	120,256	141,374
Class A units (138,750 and 185,000 outstanding at June 30, 2016 and December 31, 2015, respectively)	1,360	1,749
Subordinated units (8,370,836 and 10,463,545 outstanding at June 30, 2016 and December 31, 2015, respectively)	(77,299)	(93,445)
General partner units (461,136 outstanding at June 30, 2016 and December 31, 2015)	80	220
Accumulated other comprehensive income (loss)	642	(138)
Total partners' capital	45,039	49,760
Total liabilities and partners' capital	$320,463	$328,398

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Six Months Ended June 30,
	2016		2015
	Units	Amount	Units	Amount
	(unaudited; in thousands, except unit amounts)
Common units
Beginning balance	11,947,127	$141,374	10,213,545	$127,865
Conversion of units	2,138,959	(18,300)	—	—
Common units issued for vested phantom units	95,910	(77)	—	—
Net income	—	4,361	—	2,250
Unit based compensation expense	—	1,053	—	499
Distributions	—	(8,155)	—	(5,477)
Ending balance	14,181,996	120,256	10,213,545	125,137
Class A units
Beginning balance	185,000	1,749	220,000	550
Conversion of units	(46,250)	(871)	—	—
Net income	—	48	—	40
Unit based compensation expense	—	534	—	1,083
Forfeited units	—	—	(35,000)	(245)
Distributions	—	(100)	—	(99)
Ending balance	138,750	1,360	185,000	1,329
Subordinated units
Beginning balance	10,463,545	(93,445)	10,463,545	(90,214)
Conversion of units	(2,092,709)	19,171	—	—
Net income	—	2,829	—	2,309
Distributions	—	(5,854)	—	(5,611)
Ending balance	8,370,836	(77,299)	10,463,545	(93,516)
General Partner units
Beginning balance	461,136	220	427,083	12
Net income	—	147	—	94
Distributions	—	(287)	—	(227)
Ending balance	461,136	80	427,083	(121)
Accumulated other comprehensive income (loss)
Beginning balance		(138)		(18)
Cumulative translation adjustment		780		307
Ending balance		642		289
Total partners’ capital at June 30,		$45,039		$33,118

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
USD Partners LP and its consolidated subsidiaries, collectively referred to herein as we, us, our, the Partnership and USDP, is a fee-based, growth-oriented master limited partnership formed in 2014 by US Development Group LLC, or USD, through its wholly-owned subsidiary, USD Group LLC, or USDG. We were formed to acquire, develop and operate energy-related logistics assets, including rail terminals and other high-quality and complementary midstream infrastructure. We generate substantially all of our operating cash flow from multi-year, take-or-pay contracts for crude oil terminalling services, such as railcar loading for transportation to end markets, storage and blending in on-site tanks, as well as related logistics services. In addition, we provide our customers with railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail under multi-year, take-or-pay contracts. We do not take ownership of the products that we handle nor do we receive any payments from our customers based on the value of such products. Our common units are traded on the New York Stock Exchange, or NYSE, under the symbol USDP.

Basis of Presentation
Our accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of our management, they contain all adjustments, consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of June 30, 2016, our results of operations for the three and six months ended June 30, 2016 and 2015, and our cash flows for the six months ended June 30, 2016 and 2015. We derived our consolidated balance sheet as of December 31, 2015, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our results of operations for the three and six months ended June 30, 2016 and 2015, should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

US Development Group LLC
USD and its affiliates are engaged in designing, developing, owning and managing large-scale multi-modal logistics centers and energy-related infrastructure across North America. USD indirectly owns both USDG and our general partner and is currently owned by Energy Capital Partners, Goldman Sachs and certain of USD's management team members.

Goodwill

We test goodwill for impairment annually based on the carrying values of our reporting units, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may be impaired. Our goodwill arose in connection with our acquisition of the Casper terminal in November 2015, and we are not aware of any indicators that would suggest goodwill was impaired at June 30, 2016. We initially intended to test for impairment each year based on the carrying values at the end of the second quarter. However, we determined it to be impracticable to complete the necessary analysis and report the results within the second quarter. As a result, we intend to test for impairment annually based on the carrying values of our reporting units on the first day of the third quarter of each year, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may be impaired.

Comparative Amounts
We have made certain reclassifications to the amounts reported in the prior year to conform with the current year presentation. None of these reclassifications have an impact on our operating results, cash flows or financial position.

2. NET INCOME PER LIMITED PARTNER INTEREST
We allocate our net income among our general partner and limited partners using the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, we allocate our net income and any net income in excess of distributions to our limited partners, our general partner and the holder of the incentive distribution rights, or IDRs, according to the distribution formula for available cash as set forth in our partnership agreement. We allocate any distributions in excess of earnings for the period to our limited partners and general partner based on their respective proportionate ownership interests in us, as set forth in our partnership agreement after taking into account distributions to be paid with respect to the IDRs. The formula for distributing available cash as set forth in our partnership agreement is as follows:

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Thereafter	Amounts above $0.431250	50%	50%

(1)    Assumes our general partner maintains a 2% general partner interest in us.

We determined basic and diluted net income per limited partner unit as set forth in the following tables:

	Three Months Ended June 30, 2016
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$3,206	$1,893	$32	$104	$5,235
Less: Distributable earnings (2)	4,622	2,727	46	150	7,545
Distributions in excess of earnings	$(1,416)	$(834)	$(14)	$(46)	$(2,310)
Weighted average units outstanding (3)	14,182	8,371	139	461	23,153
Distributable earnings per unit (4)	$0.33	$0.33	$0.33
Overdistributed earnings per unit (5)	(0.10)	(0.10)	(0.10)
Net income per limited partner unit (basic and diluted)	$0.23	$0.23	$0.23

(1)	Represents earnings allocated to each class of units based on the actual ownership of the Partnership during the period.

(2)
Represents the distributions payable for the period based upon the quarterly distribution amount of $0.3150 per unit, or $1.26 per unit on an annualized basis. Amounts presented for each class of unit include a proportionate amount of the $252 thousand distributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding for the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

	Three Months Ended June 30, 2015
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$1,270	$1,305	$24	$53	$2,652
Less: Distributable earnings (2)	3,017	3,091	55	126	6,289
Distributions in excess of earnings	$(1,747)	$(1,786)	$(31)	$(73)	$(3,637)
Weighted average units outstanding (3)	10,214	10,464	213	427	21,318
Distributable earnings per unit (4)	$0.30	$0.30	$0.26
Overdistributed earnings per unit (5)	(0.17)	(0.17)	(0.14)
Net income per limited partner unit (basic and diluted)	$0.13	$0.13	$0.12

(1)	Represents earnings allocated to each class of units based on the actual ownership of the Partnership during the period.

(2)
Represents the distributions paid of $0.2900 per unit for the three months ended June 30, 2015, or $1.16 per unit on an annualized basis. Amounts presented for each class of unit include a proportionate amount of the $107 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding for the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

	Six Months Ended June 30, 2016
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$4,361	$2,829	$48	$147	$7,385
Less: Distributable earnings (2)	9,134	5,391	89	297	14,911
Distributions in excess of earnings	$(4,773)	$(2,562)	$(41)	$(150)	$(7,526)
Weighted average units outstanding (3)	13,546	8,969	152	461	23,128
Distributable earnings per unit (4)	$0.67	$0.60	$0.59
Overdistributed earnings per unit (5)	(0.35)	(0.29)	(0.27)
Net income per limited partner unit (basic and diluted)	$0.32	$0.31	$0.32

(1)	Represents earnings allocated to each class of units based on the actual ownership of the Partnership during the period.

(2)
Represents the distributions paid of $0.3075 per unit with respect to the three months ended March 31, 2016, and $0.3150 payable for the three months ended June 30, 2016, representing a year-to-date distribution amount of $0.6225 per unit. Amounts presented for each class of unit include a proportionate amount of the $247 thousand distributed and $252 thousand distributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding for the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

	Six Months Ended June 30, 2015
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$2,250	$2,309	$40	$94	$4,693
Less: Distributable earnings (2)	6,007	6,154	109	251	12,521
Distributions in excess of earnings	$(3,757)	$(3,845)	$(69)	$(157)	$(7,828)
Weighted average units outstanding (3)	10,214	10,464	217	427	21,322
Distributable earnings per unit (4)	$0.59	$0.59	$0.50
Overdistributed earnings per unit (5)	(0.37)	(0.37)	(0.32)
Net income per limited partner unit (basic and diluted)	$0.22	$0.22	$0.18

(1)	Represents earnings allocated to each class of units based on the actual ownership of the Partnership during the period.

(2)
Represents the distributions paid of $0.2875 per unit with respect to the three months ended March 31, 2015, and $0.2900 for the three months ended June 30, 2015, representing a year-to-date distribution amount of $0.5775 per unit. Amounts presented for each class of unit include a proportionate amount of the $219 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding for the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

3. CASPER TERMINAL ACQUISITION
We acquired 100% of the membership interests of Casper Crude to Rail, LLC, which we refer to as the Casper terminal, in November 2015. The Casper terminal primarily consists of a unit train-capable railcar loading facility with capacity in excess of 100,000 barrels per day, six customer-dedicated storage tanks with 900,000 barrels of total capacity and a six-mile, 24-inch diameter pipeline with a direct connection from Spectra Energy Partners' Express Pipeline. We acquired all of the issued and outstanding membership interests of the Casper terminal in exchange for approximately $210.4 million in cash and 1,733,582 of our unregistered common units representing limited partner interests.

We have included the results of operations of the Casper terminal in our results of operations from the acquisition date. For the three and six months ended June 30, 2016, the Casper terminal generated revenues of $8.0 million and $16.0 million, and net income of $2.6 million and $5.0 million, respectively.

The following table presents our unaudited pro forma consolidated financial information as if the closing of the Casper terminal acquisition occurred on January 1, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in thousands except per unit amounts)
Total revenues	$29,225	$51,057
Operating income	$9,002	$12,717
Net income	$4,492	$7,759
Earnings per common unit (basic and diluted)	$0.20	$0.34

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

4. PROPERTY AND EQUIPMENT
Our property and equipment consist of the following as of the dates indicated:

	June 30, 2016	December 31, 2015	Estimated Useful Lives (Years)
	(in thousands)
Land	$9,743	$9,549	N/A
Trackage and facilities	114,962	110,557	20
Pipeline	10,295	10,295	20
Equipment	8,589	8,237	5-10
Furniture	45	43	5
Total property and equipment	143,634	138,681
Accumulated depreciation	(12,195)	(8,326)
Construction in progress	2,804	2,655
Property and equipment, net	$134,243	$133,010

The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that is not yet ready to be placed into productive service as of the respective consolidated balance sheet date.

5. INTANGIBLE ASSETS
Our intangible assets originated from our acquisition of the Casper terminal and consist of the following as of the dates indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Carrying amount:
Customer service agreements	$125,960	$125,960
Other	106	106
Total carrying amount	126,066	126,066
Accumulated amortization:
Customer service agreements	(7,837)	(1,484)
Other	(7)	(1)
Total accumulated amortization	(7,844)	(1,485)
Total intangible assets, net	$118,222	$124,581

Amortization expense associated with intangible assets totaled approximately $3.2 million and $6.4 million, respectively, for the three and six months ended June 30, 2016.

6. DEBT
We have a $400 million senior secured credit agreement, or the Credit Agreement, comprised of a $300 million revolving credit facility, or the Revolving Credit Facility, and a $100 million term loan (borrowed in Canadian dollars), the Term Loan Facility, with Citibank, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement is a five year committed facility that matures on October 15, 2019.

Our Revolving Credit Facility and any letters of credit issued thereunder are available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. As we make payments on the Term Loan Facility, availability equal to the U.S. dollar equivalent amount of the payments is automatically transferred from the Term Loan Facility to the Revolving Credit Facility, ultimately increasing the availability on our Revolving Credit Facility to $400 million once the Term Loan Facility is fully repaid. In addition, we have the ability to increase the maximum amount of credit available under the Credit Agreement, as amended, by an aggregate amount of up to $100 million to a total facility size of $500 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes an aggregate $20 million sublimit for standby letters of credit and a $20 million sublimit for swingline loans. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries and are secured by a first priority lien on our assets and those of our restricted subsidiaries, other than certain excluded assets.

The Term Loan Facility was used to fund a $100 million distribution to USDG in connection with the closing of our IPO and is guaranteed by USDG. The guaranty by USDG includes a covenant that USDG maintain a net worth (without taking into account its interests in us, either directly or indirectly) greater than the outstanding amount of the term loan. In the event the USDG net worth covenant is breached and not cured within a certain amount of time, the interest rate on the term loan will be increased by an additional 1.0%. Amounts outstanding on the Term Loan Facility are not subject to any scheduled repayment prior to its maturity on July 14, 2019. Mandatory prepayments of the term loan are required from certain non-ordinary course asset sales, subject to customary exceptions and reinvestment rights.

The average interest rate on our outstanding indebtedness was 3.43% at June 30, 2016, and 2.71% at December 31, 2015. At June 30, 2016, we were in compliance with the covenants set forth in our Credit Agreement.

We determined the capacity available to us under the terms of our Credit Agreement was as follows as of the specified dates:

	June 30, 2016	December 31, 2015
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$400.0	$400.0
Less: Term Loan Facility amounts outstanding	30.6	41.5
Revolving Credit Facility amounts outstanding	206.0	201.0
Letters of credit outstanding	—	—
Available under Credit Agreement (1)	$163.4	$157.5

(1)
Pursuant to the terms of our Credit Agreement, our borrowing capacity at June 30, 2016 is limited to 5.0 times our trailing12-month Consolidated EBITDA, which declines to 4.5 times after June 30, 2016.

Interest expense associated with our operations was as follows for the specified periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Interest expense on the Credit Agreement	$2,318	$835	$4,286	$1,668
Amortization of deferred financing costs	215	160	430	319
Total interest expense	$2,533	$995	$4,716	$1,987

Details regarding the composition of our long-term debt balances were as follows as of the specified dates:

	June 30, 2016	December 31, 2015
	(in thousands)
Term Loan Facility	$30,574	$41,539
Revolving Credit Facility	206,000	201,000
Less: Deferred financing costs, net	(2,665)	(3,095)
Total long-term debt, net	$233,909	$239,444

7. DEFERRED REVENUE
Our deferred revenue includes amounts we have received in cash from customers as payment for their minimum monthly commitment fees under take-or-pay contracts, where such payments exceed the charges implied by the customer's actual throughput based on contractual rates set forth in our terminalling services agreements. We grant customers of our Hardisty terminal a credit for periods up to six months, which may be used to offset fees on throughput in excess of their minimum monthly commitments in future periods, to the extent capacity is available for the excess volume. We refer to these credits as make-up rights. We defer revenue associated with make-up rights until the earlier of when the throughput is utilized, the make-up rights expire, or when it is determined that the likelihood that the customer will utilize the make-up right is remote. A majority of our deferred revenue derived from the make-up rights provisions of our terminalling services agreements are denominated in Canadian dollars and translated into U.S. dollars at the exchange rate in effect at the end of the period. As a result, the balance of our deferred revenue may vary from period to period due to changes in the exchange rate between the U.S. dollar and the Canadian dollar.

Our deferred revenues also include amounts collected in advance from customers of our Fleet services business, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We have likewise prepaid the rent on our railcar leases that are associated with these deferred revenues, which we will recognize as expense concurrently with our recognition of the associated revenue.

The following table provides details of our deferred revenue with unrelated customers as reflected in our consolidated balance sheets as of the dates indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Customer prepayments, current portion (1)	$2,875	$1,763
Minimum monthly commitment fees	23,700	20,395
Total deferred revenue, current portion	$26,575	$22,158

Customer prepayments (1)	$956	$2,022
Total deferred revenue, net of current portion	$956	$2,022

(1)	Represents amounts associated with lease payments received in advance from our Fleet services customers.

Refer to Note 9— Transactions with Related Parties for a discussion of deferred revenues associated with related parties included in our consolidated balance sheets.

8. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson Energy Partnership, or Gibson, under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty terminal is the exclusive means by which crude oil from Gibson's Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty terminal based on a predetermined formula. For the three months ended June 30, 2016 and 2015, we recorded $5.3 million and $4.5 million, respectively, and for the six months ended June 30, 2016 and 2015, we recorded $10.1 million and $6.4 million, respectively, as "Pipeline fees" in our consolidated statements of income. Additionally, we had prepaid pipeline fees of $7.1 million and $6.4 million as of June 30, 2016 and December 31, 2015, respectively, included in "Prepaid expenses" on our consolidated balance sheets, which will be recognized as expense concurrently with the recognition of revenue that we deferred in connection with our minimum monthly volume commitments.

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

Omnibus Agreement
We are a party to an omnibus agreement with USD, USDG and certain of their subsidiaries, including our general partner, pursuant to which we obtain and make payments for specified services provided to us and for out-of-pocket costs incurred on our behalf. We pay USDG, in equal monthly installments, the annual amount USDG estimates will be payable by us during the calendar year for providing services for our benefit. The omnibus agreement provides that this amount may be adjusted annually to reflect, among other things, changes in the scope of the general and administrative services provided to us due to a contribution, acquisition or disposition of assets by us or our subsidiaries, or for changes in any law, rule or regulation applicable to us, which affects the cost of providing the general and administrative services. We also reimburse USDG for any out-of-pocket costs and expenses incurred on our behalf in providing general and administrative services to us. This reimbursement is in addition to our reimbursement of our general partner and its affiliates for certain costs and expenses incurred on our behalf for managing and controlling our business and operations, as required by our partnership agreement.

The total amounts charged to us under the omnibus agreement for the three months ended June 30, 2016 and 2015, were $1.4 million and $1.1 million, respectively, and for the six months ended June 30, 2016 and 2015, were $2.9 million and $2.3 million, respectively, which amounts are included in "Selling, general and administrative — related party" in our consolidated statements of income. At June 30, 2016 and December 31, 2015, we had balances payable related to these costs of $0.3 million and $0.2 million, respectively, recorded as "Accounts payable — related party" in our consolidated balance sheets.

Assignment of costs
During the first quarter of 2015, USDG assumed the obligation to pay a portion of the freight costs associated with the movement of empty railcars related to a customer contract entered into in June 2013, prior to our formation. The assumption was effective as of January 1, 2015, and included reimbursement to us for any amounts we paid subsequent to the effective date. We did not receive any reimbursements pursuant to the terms of the assumption agreement during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, we incurred reimbursable freight costs of $1.3 million and $2.9 million, respectively. As of June 30, 2016 and December 31, 2015, we had no amounts receivable from USDG with respect to these costs.

Variable Interest Entities
We have entered into purchase, assignment and assumption agreements to assign payment and performance obligations for certain operating lease agreements with lessors, as well as customer fleet service payments related to these operating leases, with LRT Logistics Funding LLC, USD Fleet Funding LLC, USD Fleet Funding Canada Inc., and USD Logistics Funding Canada Inc., which are unconsolidated entities in which we have a variable interest, collectively referred to as the VIEs. A member of the board of directors of USD exercises control over the VIEs. We are not the primary beneficiary of the VIEs, as we do not have power to direct the activities that most significantly affect the economic performance of the VIEs, nor do we have the power to remove the managing member under the terms of the VIE's limited liability company agreements. Accordingly, we do not consolidate the results of the VIEs in our consolidated financial statements.

The following tables summarize the total assets and liabilities between us and the VIEs as reflected in our consolidated balance sheets, as well as our maximum exposure to losses from entities in which we have a variable interest, but are not the primary beneficiary. Generally, our maximum exposure to losses is limited to amounts receivable for services we provided, reduced by any deferred revenues.

	June 30, 2016
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable — related party	$209	$—	$—
Deferred revenue, current portion — related party	—	1,288	—
Deferred revenue, net of current portion — related party	—	903	—
	$209	$2,191	$—

	December 31, 2015
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable — related party	$196	$—	$—
Deferred revenue, current portion — related party	—	1,287	—
Deferred revenue, net of current portion — related party	—	1,542	—
	$196	$2,829	$—

Related party sales to the VIEs were $0.4 million and $0.5 million during the three months ended June 30, 2016 and 2015, respectively, and $0.8 million and $1.1 million during the six months ended June 30, 2016 and 2015, respectively. These sales are recorded in "Fleet services — related party" in the accompanying consolidated statements of income.

Related Party Revenue and Deferred Revenue
We have agreements with USD Marketing LLC, or USDM, a wholly-owned subsidiary of USDG, to provide terminalling and fleet services, which include reimbursement for certain out-of-pocket expenses, related to our Hardisty terminal operations. The terms and conditions of these agreements are similar to the terms and conditions of our agreements with unrelated parties at the Hardisty terminal.

Information about related party sales to USDM is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Terminalling services — related party	$1,756	$1,803	$3,406	$1,803
Fleet leases — related party	891	1,011	1,781	2,221
Fleet services — related party	279	214	558	472
Freight and other reimbursables — related party	—	22	—	62
	$2,926	$3,050	$5,745	$4,558

As of June 30, 2016, we had no amounts receivable from USDM, and had $1.7 million as of December 31, 2015, recorded in "Accounts receivable — related party." We also had deferred revenue related to USDM recorded in "Deferred revenue, current portion — related party" of $4.5 million and $4.2 million as of June 30, 2016 and December 31, 2015, respectively.

Cash Distributions
During the six months ended June 30, 2016, we paid the following aggregate cash distributions to USDG as a holder of our common units and the sole owner of our subordinated units and to USD Partners GP LLC for their general partner interest.

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
February 4, 2016	February 15, 2016	February 19, 2016	$3,467	$138
April 28, 2016	May 9, 2016	May 13, 2016	3,554	142
			$7,021	$280

Transition Services Agreement
In connection with our acquisition of the Casper terminal in November 2015, we entered into a transition services agreement with Cogent Energy Solutions, LLC, or Cogent, pursuant to which Cogent provided certain accounting, administrative, customer support and information technology support services to the Casper terminal for three months following the closing date, while we transitioned such services to our management. Two officers of an affiliate of our general partner are the principal owners of Cogent, and as such, are considered to be beneficiaries of this agreement. Pursuant to the terms of this agreement, we incurred approximately $52 thousand of expenses for the six months ended June 30, 2016.

10. COMMITMENTS AND CONTINGENCIES
From time to time, we may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. We do not believe that we are currently a party to any such proceedings that will have a material adverse impact on our financial condition or results of operations.

In connection with the railcar services we provide, we regularly incur railcar cleanup and repair costs upon our return of these railcars to the lessors. We typically pass such costs on to our customers pursuant to the terms of our lease agreements with them. A legacy customer related to a terminal sold by USD prior to our IPO returned over 160 railcars to us in 2014, approximately 130 of which the lessors claim require additional cleaning and repair from alleged corrosion. We are currently in discussions with the lessors and our customer regarding the validity of these additional costs. We believe that our customer will ultimately be responsible for any costs associated with these returns, and USD has agreed to indemnify us to the extent that we are unable to recover any such costs from our customer.

11. SEGMENT REPORTING
We manage our businesses in two reportable segments: Terminalling services and Fleet services. The Terminalling services segment charges minimum monthly commitment fees under multi-year take-or-pay contracts to load various grades of crude oil into railcars, as well as fixed fees per gallon to transload ethanol from railcars, including related logistics services. The Fleet services segment provides customers with railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail under long-term, take-or-pay contracts. Corporate activities are not considered a reportable segment, but are included to present corporate and financing transactions which are not allocated to our established reporting segments.

Our segments offer different services and are managed accordingly. Our chief operating decision maker, or CODM, regularly reviews financial information about both segments in order to allocate resources and evaluate performance. Our CODM assesses segment performance based on the cash flows produced by our established reporting segments using Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as Net cash provided by operating activities adjusted for changes in working capital items, changes in restricted cash, interest expense, provision for income taxes, foreign currency transaction gains and losses, adjustments related to deferred revenue associated with minimum monthly commitment fees and other items which do not affect the underlying cash flows produced by our businesses.

The following tables summarize our reportable segment data:

	Three Months Ended June 30, 2016
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$23,459	$—	$—	$23,459
Terminalling services — related party	1,756	—	—	1,756
Railroad incentives	22	—	—	22
Fleet leases	—	647	—	647
Fleet leases — related party	—	891	—	891
Fleet services	—	69	—	69
Fleet services — related party	—	684	—	684
Freight and other reimbursables	19	331	—	350
Freight and other reimbursables — related party	—	—	—	—
Total revenues	25,256	2,622	—	27,878
Operating costs
Subcontracted rail services	2,026	—	—	2,026
Pipeline fees	5,338	—	—	5,338
Fleet leases	—	1,538	—	1,538
Freight and other reimbursables	19	331	—	350
Selling, general and administrative	1,748	298	2,249	4,295
Depreciation and amortization	4,914	—	—	4,914
Total operating costs	14,045	2,167	2,249	18,461
Operating income (loss)	11,211	455	(2,249)	9,417
Interest expense	352	—	2,181	2,533
Gain associated with derivative instruments	(253)	—	—	(253)
Foreign currency transaction loss (gain)	5	(20)	—	(15)
Provision for (benefit from) income taxes	1,948	(32)	1	1,917
Net income (loss)	$9,159	$507	$(4,431)	$5,235
Goodwill	$33,970	$—	$—	$33,970

	Three Months Ended June 30, 2015
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$14,279	$—	$—	$14,279
Terminalling services — related party	1,803	—	—	1,803
Railroad incentives	18	—	—	18
Fleet leases	—	1,906	—	1,906
Fleet leases — related party	—	1,011	—	1,011
Fleet services	—	155	—	155
Fleet services — related party	—	670	—	670
Freight and other reimbursables	—	531	—	531
Freight and other reimbursables — related party	—	22	—	22
Total revenues	16,100	4,295	—	20,395
Operating costs
Subcontracted rail services	2,222	—	—	2,222
Pipeline fees	4,460	—	—	4,460
Fleet leases	—	2,917	—	2,917
Freight and other reimbursables	—	553	—	553
Selling, general and administrative	1,248	205	1,887	3,340
Depreciation and amortization	1,096	—	—	1,096
Total operating costs	9,026	3,675	1,887	14,588
Operating income (loss)	7,074	620	(1,887)	5,807
Interest expense	572	—	423	995
Loss associated with derivative instruments	218	—	—	218
Foreign currency transaction loss (gain)	8	(50)	—	(42)
Provision for income taxes	1,973	10	1	1,984
Net income (loss)	$4,303	$660	$(2,311)	$2,652

	Six Months Ended June 30, 2016
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$45,482	$—	$—	$45,482
Terminalling services — related party	3,406	—	—	3,406
Railroad incentives	37	—	—	37
Fleet leases	—	1,290	—	1,290
Fleet leases — related party	—	1,781	—	1,781
Fleet services	—	138	—	138
Fleet services — related party	—	1,368	—	1,368
Freight and other reimbursables	19	714	—	733
Freight and other reimbursables — related party	—	—	—	—
Total revenues	48,944	5,291	—	54,235
Operating costs
Subcontracted rail services	4,069	—	—	4,069
Pipeline fees	10,052	—	—	10,052
Fleet leases	—	3,071	—	3,071
Freight and other reimbursables	19	714	—	733
Selling, general and administrative	3,797	547	5,207	9,551
Depreciation and amortization	9,819	—	—	9,819
Total operating costs	27,756	4,332	5,207	37,295
Operating income (loss)	21,188	959	(5,207)	16,940
Interest expense	682	—	4,034	4,716
Loss associated with derivative instruments	1,270	—	—	1,270
Foreign currency transaction gain	(75)	(70)	—	(145)
Provision for (benefit from) income taxes	3,731	(18)	1	3,714
Net income (loss)	$15,580	$1,047	$(9,242)	$7,385
Goodwill	$33,970	$—	$—	$33,970

	Six Months Ended June 30, 2015
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$22,666	$—	$—	$22,666
Terminalling services — related party	1,803	—	—	1,803
Railroad incentives	27	—	—	27
Fleet leases	—	3,784	—	3,784
Fleet leases — related party	—	2,221	—	2,221
Fleet services	—	311	—	311
Fleet services — related party	—	1,542	—	1,542
Freight and other reimbursables	—	1,487	—	1,487
Freight and other reimbursables — related party	—	62	—	62
Total revenues	24,496	9,407	—	33,903
Operating costs
Subcontracted rail services	4,449	—	—	4,449
Pipeline fees	6,403	—	—	6,403
Fleet leases	—	6,005	—	6,005
Freight and other reimbursables	—	1,549	—	1,549
Selling, general and administrative	2,542	464	3,730	6,736
Depreciation and amortization	2,189	—	—	2,189
Total operating costs	15,583	8,018	3,730	27,331
Operating income (loss)	8,913	1,389	(3,730)	6,572
Interest expense	1,174	—	813	1,987
Gain associated with derivative instruments	(1,731)	—	—	(1,731)
Foreign currency transaction loss (gain)	54	(27)	(410)	(383)
Provision for income taxes	1,980	25	1	2,006
Net income (loss)	$7,436	$1,391	$(4,134)	$4,693

Segment Adjusted EBITDA
The following table provides a reconciliation of Segment Adjusted EBITDA to Net cash provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Segment Adjusted EBITDA
Terminalling services	$17,095	$10,504	$33,230	$21,160
Fleet services	455	620	959	1,389
Corporate activities (1)	(1,280)	(1,213)	(3,510)	(2,329)
Total Adjusted EBITDA	16,270	9,911	30,679	20,220
Add (deduct):
Amortization of deferred financing costs	215	160	430	319
Deferred income taxes	(50)	878	(96)	878
Changes in accounts receivable and other assets	(458)	2,249	1,507	(4,845)
Changes in accounts payable and accrued expenses	(1,112)	(1,207)	(1,937)	(2,245)
Changes in deferred revenue and other liabilities	1,555	3,118	2,100	12,629
Change in restricted cash	1,793	(837)	(633)	323
Interest expense	(2,533)	(995)	(4,716)	(1,987)
Provision for income taxes	(1,917)	(1,984)	(3,714)	(2,006)
Foreign currency transaction gain (2)	15	42	145	383
Deferred revenue associated with minimum monthly commitment fees (3)	(424)	(1,550)	(1,187)	(8,380)
Net cash provided by operating activities	$13,354	$9,785	$22,578	$15,289

(1)	Corporate activities represent corporate and financing transactions that are not allocated to our established reporting segments.

(2)	Represents foreign exchange transactions gains or losses associated with activities between our U.S. and Canadian subsidiaries.

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

12. INCOME TAXES
U.S. federal and state income taxes
We are treated as a partnership for U.S. federal and most state income tax purposes, with each partner being separately taxed on their share of our taxable income. One of our subsidiaries, USD Rail LP, has elected to be classified as an entity taxable as a corporation for U.S. federal income tax purposes. We are also subject to state franchise tax in the state of Texas, which is treated as an income tax under the applicable accounting guidance. Our U.S. federal income tax expense for the three and six months ended June 30, 2016, is based upon our estimated annual effective federal income tax rate of 34%, as applied to USD Rail LP's taxable losses of $0.9 million and $1.2 million, respectively. As a result of these losses, we did not record a provision for U.S. federal income tax with respect to these periods. For the three and six months ended June 30, 2015, we utilized U.S. federal net operating loss carryforwards to offset our taxable income of $0.4 million and $0.7 million, respectively. As such, our U.S. provision for income tax during those periods consisted only of state franchise tax.

Foreign income taxes
Our Canadian operations are conducted through entities that are subject to Canadian federal and provincial income taxes. The Canadian federal income tax on business income is currently 15%. In June 2015, the Canadian province of Alberta enacted a tax rate increase which raised income tax rates on Alberta businesses from a previous rate of 10% to an effective rate of 11% for all of 2015, further increasing to 12% beginning on January 1, 2016. As a result, we recognized income tax liabilities and expenses in our consolidated financial statements based upon the combined federal and provincial income tax rate of 27% as applied to the pretax book income of our Canadian operations for the three and six months ended June 30, 2016. The combined rate was also used to compute deferred income tax expense, which is the result of temporary differences that are expected to reverse in the future. Due to our use of $1.5 million and $2.6 million of net operating loss carryforwards to offset our taxable income for the three and six months ended June 30, 2015, we had effective Canadian income tax rates of 18% and 16%, respectively, for those periods.

Combined effective income tax rate
We determine our 2016 income tax expense based upon our estimated annual effective income tax rate of approximately 25% on a consolidated basis for fiscal year 2016, which rate is attributable to the multiple domestic and foreign tax jurisdictions to which we are subject.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Current income tax expense
U.S. federal income tax	$—	$—	$—	$—
State income tax (benefit)	(7)	21	30	43
Canadian federal and provincial income taxes	1,974	1,085	3,780	1,085
Total current income tax expense	1,967	1,106	3,810	1,128
Deferred income tax
Canadian federal and provincial income tax change	(50)	878	(96)	878
Total change in deferred income tax	(50)	878	(96)	878
Total income tax expense	$1,917	$1,984	$3,714	$2,006

The reconciliation between income tax expense based on the U.S. federal statutory income tax rate and our effective income tax expense is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Income tax expense at the U.S. federal statutory rate	$2,432	$1,577	$3,774	$2,278
Loss attributable to partnership not subject to income tax	215	551	1,159	420
Foreign income tax rate differential	(515)	(583)	(959)	(667)
Other	(94)	(18)	(62)	(18)
State income tax (benefit)	(7)	21	30	43
Change in valuation allowance	(114)	436	(228)	(50)
Total income tax expense	$1,917	$1,984	$3,714	$2,006

We have adopted the provisions of ASU 2015-17 and, in accordance with the guidance of this standard, we have classified all deferred income tax liabilities as non-current in our consolidated balance sheets.

Our deferred income tax reflects the income tax effect of differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Major components of deferred income tax assets and liabilities associated with our operations were as follows as of the specified dates:

	June 30, 2016
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Deferred revenues	$631	$—	$631
Capital carryforwards	—	454	454
Operating loss carryforwards	407	—	407
Deferred income tax liabilities
Prepaid expenses	(750)	—	(750)
Property and equipment	—	(703)	(703)
Total deferred tax	1,788	1,157	2,945
Valuation allowance	(288)	(454)	(742)
Net deferred income tax liability	$1,500	$703	$2,203

	December 31, 2015
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Deferred revenues	$1,212	$—	$1,212
Capital carryforwards	—	424	424
Operating loss carryforwards	7	—	7
Deferred income tax liabilities
Prepaid expenses	(673)	—	(673)
Property and equipment	—	(749)	(749)
Total deferred tax	1,892	1,173	3,065
Valuation allowance	(546)	(424)	(970)
Net deferred income tax liability	$1,346	$749	$2,095

Our available Canadian loss carryforward was approximately $5.7 million and $4.9 million as of June 30, 2016 and December 31, 2015, respectively, and will begin expiring in 2033. Our U.S. loss carryforward applicable to USD Rail LP was $1.2 million as of June 30, 2016, and will begin expiring in 2036. We have not recognized a benefit for these U.S. and Canadian loss carryforwards, as we currently consider it to be more likely than not that the benefits from the loss carryforwards will not be realized.

We are nearing completion of a study we commissioned to evaluate the appropriate allocation of return, which is based on risk management and performance of functions associated with our foreign subsidiaries. We expect to conclude this study in the third quarter of 2016. Although we can make no assurances regarding the outcome of this study or the results, we may be able to reduce the income taxes we are assessed in the event we determine that an available tax position is more likely than not to sustain a challenge by the tax authorities. We have estimated that the potential reduction to our income tax expense, if any, could be up to approximately $4.5 million annually, including our 2016 income tax expense, subject to fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar. Additionally, we anticipate the results of this study to favorably affect the 2015 foreign income tax returns we expect to file.

We are subject to examination by the taxing authorities for the years ended December 31, 2014 and 2015. The results of such examinations may impact us as the results of any findings could be passed down to us. USD has agreed to indemnify us for all federal, state and local tax liabilities for periods preceding the closing date of our initial public offering. Neither we nor our Canadian operations were under examination as of June 30, 2016 and December 31, 2015. We did not have any unrecognized income tax benefits or any income tax reserves for uncertain tax positions as of June 30, 2016 and December 31, 2015.

13. DERIVATIVE FINANCIAL INSTRUMENTS
Our net income and cash flows are subject to fluctuations resulting from changes in interest rates on our variable rate debt obligations and foreign currency exchange rates, particularly with respect to the U.S. dollar and the Canadian dollar. At June 30, 2016 and December 31, 2015, we did not employ any derivative financial instruments to manage our exposure to fluctuations in interest rates, although we may use derivative financial instruments, including swaps, options and other financial instruments with similar characteristics, to manage this exposure in the future.

A significant portion of the cash flows we produce are derived from our Hardisty terminal operations in the province of Alberta, Canada, which generate cash flows denominated in Canadian dollars. As a result, fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar could have a significant effect on our results of operations, cash flows and financial position. We endeavor to limit our foreign currency risk exposure with derivative financial instruments. Specifically, we utilize foreign currency collar derivative contracts, representing written call options and purchased put options, as well as forward contracts, to reduce these risks. Economically, the derivatives set an effective exchange rate for a specified value of Canadian cash flows as set forth in the derivative contracts. All of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into for speculative purposes.

In April 2016, we entered into four separate forward contracts with an aggregate notional amount of C$33.5 million to manage our exposure to fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar resulting from our Canadian operations during the 2017 calendar year. Each forward contract effectively fixes the exchange rate we will receive for each Canadian dollar we sell to the counterparty. One of these forward contracts will settle at the end of each fiscal quarter during 2017 and secures an exchange rate where a Canadian dollar is exchanged for an amount between 0.7804 and 0.7809 U.S. dollars.

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

Derivative Positions
We record all of our derivative financial instruments at their fair values in our consolidated balance sheets, which were as follows on the specified dates:

	June 30, 2016	December 31, 2015
	(in thousands)
Other current assets	$1,248	$3,705
Other non-current assets	151	—
	$1,399	$3,705

We have not designated our derivative financial instruments as hedges of our foreign currency rate exposures. As a result, changes in the fair value of these derivatives are recorded as "Loss (gain) associated with derivative instruments" in our consolidated statements of income. The gains or losses associated with changes in the fair value of our foreign currency derivative contracts do not affect our cash flows until the underlying contract is settled by making or receiving a payment to or from the counterparty. In connection with our derivative activities, we recognized the following amounts during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Loss (gain) associated with derivative instruments	$(253)	$218	$1,270	$(1,731)

We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy. The following tables present summarized information about the fair values of our outstanding foreign currency contracts:

	June 30, 2016
	Notional (C$)		Forward Rate (1)	Market Price (1)	Fair Value
					(in thousands)
Forward contracts maturing in 2017
March 31, 2017	C$	8,300,000	0.7804	0.7715	$74
June 30, 2017	C$	8,400,000	0.7805	0.7716	75
September 29, 2017	C$	8,400,000	0.7807	0.7717	75
December 29, 2017	C$	8,400,000	0.7809	0.7718	76
Total					$300

(1)
Forward rates and market prices are denoted in amounts where a Canadian dollar is exchanged for the indicated amount of U.S. dollars. The forward rate represents the rate we will receive upon settlement and the market price represents the rate we would expect to pay had the contract been settled on June 30, 2016.

	June 30, 2016					December 31, 2015
	Notional (C$)		Strike Price (1)	Market Price (1)	Fair Value	Fair Value
					(in thousands)
Option contracts maturing in 2016
March 31, 2016 Puts (purchased)	C$	7,907,580	0.8400	—	$—	$921
March 31, 2016 Calls (written)	C$	7,907,580	0.8600	—	—	—
June 30, 2016 Puts (purchased)	C$	7,939,530	0.8400	—	—	921
June 30, 2016 Calls (written)	C$	7,939,530	0.8600	—	—	—
September 30, 2016 Puts (purchased)	C$	8,053,380	0.8400	0.7718	546	931
September 30, 2016 Calls (written)	C$	8,053,380	0.8600	0.7718	(1)	(3)
December 30, 2016 Puts (purchased)	C$	8,110,800	0.8400	0.7718	564	941
December 30, 2016 Calls (written)	C$	8,110,800	0.8600	0.7718	(10)	(6)
Total					$1,099	$3,705

(1)	Strike and market prices are denoted in amounts where a Canadian dollar is exchanged for the indicated amount of U.S. dollars.

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

	June 30, 2016
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$1,259	$151	$(11)	$—	$1,399
Effects of netting arrangements	(11)	—	11	—	—
Fair value of derivatives — net presentation	$1,248	$151	$—	$—	$1,399

	December 31, 2015
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$3,714	$—	$(9)	$—	$3,705
Effects of netting arrangements	(9)	—	9	—	—
Fair value of derivatives — net presentation	$3,705	$—	$—	$—	$3,705

14. PARTNERS' CAPITAL
Our common units and subordinated units represent limited partner interests in us. The holders of our common units and subordinated units are entitled to participate in partnership distributions and to exercise the rights and privileges available to limited partners under our partnership agreement.

Our Class A units are limited partner interests in us that entitle the holders to nonforfeitable distributions that are equivalent to the distributions paid to holders of our common units (excluding any arrearages of unpaid minimum quarterly distributions from prior quarters) and, as a result, are considered participating securities. Our Class A units do not have voting rights and vest in four equal annual installments over the four years following the consummation of our IPO only if we grow our annualized distributions each year. If we do not achieve positive distribution growth in any of these years, the Class A units that would otherwise vest for that year will be forfeited. The Class A units contain a conversion feature, which, upon vesting, provides for the conversion of the Class A units into common units based on a conversion factor that is tied to the level of our distribution growth for the applicable year. The conversion factor was 1.00 for the first vesting tranche, and will not be more than 1.50 for the second vesting tranche, 1.75 for the third vesting tranche and 2.00 for the final vesting tranche. In February 2016, pursuant to the terms set forth in our partnership agreement, the first vesting tranche of 46,250 Class A units vested. We determined that, upon conversion, each vested Class A unit would receive one common unit based upon our distributions paid for the four preceding quarters. As a result, 46,250 Class A units were converted into 46,250 common units.

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

Subordinated units convert into common units on a one-for-one basis in separate sequential tranches. Each tranche is comprised of 20.0% of the subordinated units issued in conjunction with our IPO. A separate tranche is eligible to convert on or after December 31, 2015 (but no more than once in any twelve-month period), provided on such date (i) distributions of available cash from operating surplus on each of the outstanding common units, Class A units, subordinated units and general partner units equaled or exceeded $1.15 per unit (the annualized minimum quarterly distribution) for the four quarter period immediately preceding that date; (ii) the adjusted operating surplus generated during the four quarter period immediately preceding that date equaled or exceeded the sum of $1.15 per unit (the annualized minimum quarterly distribution) on all of the common units, Class A units, subordinated units and general partner units outstanding during that period on a fully diluted basis; and (iii) there are no arrearages in the payment of the minimum quarterly distribution on our common units. For each successive tranche, the four quarter period specified in clauses (i) and (ii) above must commence after the four quarter period applicable to any prior tranche of subordinated units. In February 2016, pursuant to the terms set forth in our partnership agreement, we converted the first tranche of 2,092,709 of our subordinated units into common units upon satisfaction of the conditions established for conversion.

Pursuant to the terms of the USD Partners LP 2014 Long-Term Incentive Plan, which we refer to as the LTIP, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 107,942 vested during the first quarter of 2016, of which 95,910 were converted into our common units after 12,032 Phantom Units were withheld from participants for the payment of applicable employment-related withholding tax. The conversion of these Phantom Units did not have any economic impact on Partners' Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 15 - Unit Based Compensation.

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

15. UNIT BASED COMPENSATION
Class A units
Our Class A units vest over a four year period if established distribution target thresholds are met each year of the four year vesting period. In February 2016, pursuant to the terms set forth in our partnership agreement, the first vesting tranche of 46,250 Class A units vested based upon our distributions paid for the four preceding quarters and were converted on a one-for-one basis into 46,250 common units. The grant date average fair value of all Class A units was $25.71 per unit at June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
Class A units outstanding at beginning of period	185,000	220,000
Vested	46,250	—
Forfeited	—	35,000
Class A units outstanding at end of period	138,750	185,000

We recognized compensation expense with regard to our Class A units of approximately $248 thousand and $287 thousand for the three months ended June 30, 2016 and 2015, and $534 thousand and $838 thousand for the six months ended June 30, 2016 and 2015, respectively, which cost is included in “Selling, general and administrative” in our consolidated statements of income. We did not have any forfeitures during the six months ended June 30, 2016, whereas 35,000 Class A units were forfeited during the six months ended June 30, 2015. We have elected to account for actual forfeitures as they occur rather than applying an estimated forfeiture rate when determining compensation expense.

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

Long-term Incentive Plan
In 2016 and 2015, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 574,873 and 419,551 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our LTIP. The total number of our common units initially authorized for issuance under the LTIP was 1,654,167, of which 704,029 remained available at June 30, 2016. The Phantom Units are subject to all of the terms and conditions of the LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for the 2016 grants were generally determined by reference to a specified dollar amount determined by an allocation formula which included a percentage multiplier of the grantee's base salary, among other factors, converted to a number of units based on the closing price of one of our common units on February 22, 2016, as quoted on the NYSE.

Phantom Unit awards generally represent rights to receive our common units upon vesting. However, with respect to the awards granted to directors and employees of our general partner and its affiliates domiciled in Canada, for each Phantom Unit that vests, a participant is entitled to receive cash for an amount equivalent to the closing market price of one of our common units on the vesting date. Additionally, each Phantom Unit granted under the Award Agreements includes an accompanying distribution equivalent right, or DER, which entitles each participant to receive payments at a per unit rate equal in amount to the per unit rate for any distributions we make with respect to our common units. The Award Agreements granted to employees of our general partner and its affiliates generally contemplate that the individual grants of Phantom Units will vest in four equal annual installments based on the grantee’s continued employment through the vesting dates specified in the Award Agreements, subject to acceleration upon the grantee’s death or disability, or involuntary termination in connection with a change in control of the Partnership or our general partner. Awards to independent directors of the board of our general partner typically vest over a one year period following the grant date.

The following tables present our Equity-classified Phantom Unit award activity:

	Number of Director and Independent Consultant Units	Number of Employee Units	Weighted-Average Grant Date Fair Value Per Unit
Phantom Unit awards at December 31, 2015	24,045	349,976	$12.75
Granted	64,830	471,412	$6.39
Vested	20,442	87,500	$12.79
Phantom Unit awards at June 30, 2016	68,433	733,888	$8.50

	Number of Director and Independent Consultant Units	Number of Employee Units	Weighted-Average Grant Date Fair Value Per Unit
Phantom Unit awards at December 31, 2014	—	—	$—
Granted	20,442	367,548	$12.80
Forfeited	—	17,572	$12.90
Phantom Unit awards at June 30, 2015	20,442	349,976	$12.79

The following tables present our Liability-classified Phantom Unit award activity:

	Number of Director and Independent Consultant Units	Number of Employee Units	Weighted-Average Grant Date Fair Value Per Unit
Phantom Unit awards at December 31, 2015	10,256	13,276	$12.78
Granted	21,610	17,021	$6.39
Vested	10,256	—	$12.78
Phantom Unit awards at June 30, 2016	21,610	30,297	$8.02

	Number of Director and Independent Consultant Units	Number of Employee Units	Weighted-Average Grant Date Fair Value Per Unit
Phantom Unit awards at December 31, 2014	—	—	$—
Granted	10,256	17,702	$12.78
Phantom Unit awards at June 30, 2015	10,256	17,702	$12.78

The fair value of each Phantom Unit on the grant date is equal to the closing market price of our common units on the grant date. We account for the Phantom Unit grants to independent directors and employees of our general partner and its affiliates domiciled in Canada that are paid out in cash upon vesting, throughout the requisite vesting period, by revaluing the unvested Phantom Units outstanding at the end of each reporting period and recording a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of income and recognizing a liability in "Accounts payable and accrued expenses" in our consolidated balance sheets. With respect to the Phantom Units granted to employees of our general partner and its affiliates domiciled in the United States, we amortize the initial grant date fair value over the requisite service period using the straight-line method with a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of income, with an offset to common units within the Partners' Capital section of our consolidated balance sheet. With respect to the Phantom Units granted to consultants and independent directors of our general partner and its affiliates domiciled in the United States, we revalue the unvested Phantom Units outstanding at the end of each reporting period throughout the requisite service period and record a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of income, with an offset to common units within the Partners' Capital section of our consolidated balance sheet.

For the three months ended June 30, 2016 and 2015, we recognized $721 thousand and $387 thousand for compensation expense associated with outstanding Phantom Units, and for the six months ended June 30, 2016 and 2015, we recognized approximately $1,163 thousand and $563 thousand, respectively. As of June 30, 2016, the unrecognized compensation expense related to Phantom Units was $6.5 million, which we expect to recognize over a weighted average period of 2.90 years. We have elected to account for actual forfeitures as they occur instead of the alternative of using an estimated forfeiture rate when determining the number of awards that are expected to vest.

We made payments to holders of the Phantom Units pursuant to the associated DERs granted to them under the Award Agreements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Equity-classified Phantom Units	$247	$112	$360	$112
Liability-classified Phantom Units	16	8	23	8
Total	$263	$120	$383	$120

16. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash paid for income taxes	$3,196	$282
Cash paid for interest	$3,987	$1,960

17. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Leases
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2016-02, which amends the FASB Accounting Standards Codification, or ASC, Topic 842, to require balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The amendment provides an option that permits us to elect not to recognize the lease assets and liabilities for leases with a term of 12 months or less. This pronouncement is effective for years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact our adoption of this guidance will have on our consolidated financial statements.

Revenue from Contracts with Customers
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB delayed the effective date of the new revenue standard by one year, which is now effective for annual and interim periods beginning on or after December 15, 2017, and may be applied on either a full or modified retrospective basis. Additionally, the FASB has issued and is likely to continue issuing Accounting Standards Updates to clarify application of the guidance in the original standard and to provide practical expedients for implementing the guidance, all of which will be effective upon implementation. We are currently evaluating which transition approach we will apply and the impact our adoption of this pronouncement will have on our consolidated financial statements.

18. SUBSEQUENT EVENTS
Distribution to Partners
On July 28, 2016, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a cash distribution payable of $0.3150 per unit, or $1.26 per unit on an annualized basis, for the three months ended June 30, 2016. The distribution represents an increase of $0.0075 per unit, or 2.4% over the prior quarter distribution per unit, and is 9.6% over our minimum quarterly distribution per unit. The distribution will be paid on August 12, 2016, to unitholders of record at the close of business on August 8, 2016. The distribution will include payment of $3.5 million to our public common unitholders, $44 thousand to the Class A unitholders, an aggregate of $3.6 million to USDG as a holder of our common units and the sole owner of our subordinated units and $145 thousand to USD Partners GP LLC for its general partner interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited consolidated financial statements and accompanying notes included in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Among other things, those consolidated financial statements include more detailed information regarding the basis of presentation for the following discussion and analysis. Unless the context otherwise requires, references in this discussion to USD Partners, USDP, we, our, us or like terms refer to USD Partners LP and its subsidiaries. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in "Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Please also read the "Cautionary Note Regarding Forward-Looking Statements” following the table of contents in this quarterly report.
Throughout the following discussion we denote amounts denominated in Canadian dollars with "C$" immediately prior to the stated amount.
Overview and Recent Developments
We are a fee-based, growth-oriented master limited partnership formed by USD to acquire, develop and operate energy-related logistics assets, including rail terminals and other high-quality and complementary midstream infrastructure. Our principal assets consist of: (i) a crude oil origination terminal in Hardisty, Alberta, Canada, with capacity to load up to two 120-railcar unit trains per day, (ii) a crude oil terminal in Casper, Wyoming, with unit train-capable railcar loading capacity in excess of 100,000 barrels per day, or Bpd, and six customer-dedicated storage tanks with 900,000 barrels, or Bbls, of total capacity and (iii) two unit train-capable ethanol destination terminals in San Antonio, Texas, and West Colton, California. Our terminals provide critical infrastructure allowing our customers to transport energy-related products from multiple supply regions to numerous demand markets that are dependent on these products. In addition, we provide our customers with railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail under multi-year, take-or-pay contracts. As of June 30, 2016, our railcar fleet consisted of 2,993 railcars, which we leased from various railcar manufacturers and financial entities, including 2,108 coiled and insulated, or C&I, railcars.

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

Market Update
Substantially all of our operating cash flows are generated from take-or-pay contracts and, as a result, are not directly related to actual throughput volumes at our terminals. Demand for the crude oil loaded at our Hardisty and Casper terminals is primarily influenced by the difference in price between Western Canadian Select, or WCS, and other grades of crude oil processed by refiners, commonly referred to as spreads, rather than absolute price levels. During the second quarter of 2016, scheduled maintenance and wildfires near the Fort McMurray producing region of northern Alberta reduced the supply of Canadian crude oil available to the market relative to what could have been produced under normal operating conditions. As a result, the spread between WCS and the crude oil benchmarks Brent and West Texas Intermediate narrowed by 6% and 4%, respectively, relative to the prior quarter. Additionally, the spread between WCS and Maya, an alternative heavy crude oil consumed by refiners in the U.S. Gulf Coast, narrowed by 16%. The further compression in spreads continued to limit the incentive for our customers to move physical crude oil from Western Canada to refining centers via rail during the second quarter of 2016. However, we do not expect this dynamic to persist over the mid- to long-term as production facilities return to full operation and new production capacity is brought online.

Certain end users, such as refiners across North America, have made substantial investments in recent years in order to receive and process heavy grades of crude oil, such as those from Western Canada. Additionally, producing companies in Western Canada have made substantial investments in oil sands production facilities, which typically require long lead-times and produce for multiple decades. In June 2016, the Canadian Association of Petroleum Producers projected that the supply of crude oil from Western Canada will grow by approximately 590,000 Bpd by 2020 and 890,000 Bpd by 2025 relative to 2015. More than 350,000 Bpd of new oil sands production capacity is scheduled to be completed by 2017. Our partner at Hardisty, Gibson Energy, is currently constructing 2.9 million barrels of additional storage capacity, underpinned by take-or-pay contracts, to support this production growth. This additional storage capacity is expected to be completed by mid-2017.

Additional pipeline takeaway capacity is not expected to keep pace with projected production growth over the next several years due to recent regulatory and environmental challenges and resulting increases in expected costs. As a result, we believe rail will continue to be a critical part of the overall transportation infrastructure solution and that our terminals are well-positioned to meet future takeaway needs, both with existing and potential new capacity.

Finally, our sponsor is currently pursuing the commercialization of certain infrastructure solutions to transport heavier grades of crude oil produced in Western Canada, which our sponsor believes will maximize benefits to producers, refiners and railroads. Our sponsor is also currently in discussions with potential customers related to its proposed development of a marine terminal joint venture on the Houston Ship Channel. We anticipate that any solutions developed by our sponsor would be subject to the right of first offer in our favor contained in the omnibus agreement between us and USD.

How We Generate Revenue
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to assist in resource allocation decisions and to assess operational performance.

Terminalling Services
Our terminalling services segment includes our Hardisty, Casper, San Antonio and West Colton terminals. Our Hardisty terminal, which commenced operations in late June 2014, is an origination terminal where we load various grades of Canadian crude oil received from Gibson's Hardisty storage terminal into railcars. Our Hardisty terminal can load up to two 120-railcar unit trains per day and consists of a fixed loading rack with approximately 30 railcar loading positions, a unit train staging area and loop tracks capable of holding five unit trains simultaneously. Our Casper terminal, acquired in November 2015, is a crude oil storage, blending and railcar loading terminal. The terminal currently offers six customer-dedicated storage tanks with 900,000 Bbls of total capacity and unit train-capable railcar loading capacity in excess of 100,000 Bpd. Our Casper terminal is supplied with multiple grades of Canadian crude oil through a direct connection with Spectra Energy Partners' Express Pipeline, as well as local production through two truck unloading units. Our San Antonio terminal, completed in April 2010, is a unit train-capable destination terminal with capacity to transload up to 20,000 bpd of ethanol received from producers by rail onto trucks to meet local ethanol demand in San Antonio and Austin, Texas. The San Antonio terminal has 20 railcar offloading positions and three truck loading positions. Our West Colton terminal, completed in November 2009, is a unit train-capable destination terminal that can transload up to 13,000 bpd of ethanol received by rail from producers onto trucks to meet local demand in the San Bernardino and Riverside County-Inland Empire region of Southern California. The San Antonio terminal and the West Colton terminal each have 20 railcar offloading positions and three truck loading positions. Substantially all of our cash flows are generated from multi-year, take-or-pay terminal services agreements that include minimum monthly commitment fees. Our San Antonio and West Colton terminals operate under traditional fee for service arrangements that provide for a fixed fee per gallon of ethanol offloaded at each terminal.

Fleet Services
We provide our customers with railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail on a multi-year, take-or-pay basis under master fleet services agreements for periods ranging from five to nine years. We do not own any railcars. As of June 30, 2016, our railcar fleet consisted of 2,993 railcars, which we leased from various railcar manufacturers and financial entities, including 2,108 C&I railcars. We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 2,653 of the railcars to related parties associated with USD at terms consistent with agreements we enter into with third parties, but we have retained certain rights and obligations with respect to the servicing of these railcars.

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

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to evaluate our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) Adjusted EBITDA and DCF; (ii) operating and maintenance expenses; and (iii) volumes. We define Adjusted EBITDA and DCF below.

Adjusted EBITDA and Distributable Cash Flow
We define Adjusted EBITDA as Net cash provided by operating activities adjusted for changes in working capital items, changes in restricted cash, interest expense, income taxes, foreign currency transaction gains and losses, adjustments related to deferred revenue associated with minimum monthly commitment fees and other items which do not affect the underlying cash flows produced by our businesses. Adjusted EBITDA is a non-GAAP, supplemental financial measure used by management and external users of our financial statements, such as investors and commercial banks, to assess:

•	our liquidity and the ability of our business to produce sufficient cash flow to make distributions to our unitholders; and

•	our ability to incur and service debt and fund capital expenditures.

We define Distributable Cash Flow, or DCF, as Adjusted EBITDA less net cash paid for interest, income taxes and maintenance capital expenditures. DCF does not reflect changes in working capital balances. Adjusted EBITDA and DCF are both non-GAAP, supplemental financial measures used by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the amount of cash flow available for making distributions to our unitholders;

•	the excess cash flow being retained for use in enhancing our existing business; and

•	the sustainability of our current distribution rate per unit.

We believe that the presentation of Adjusted EBITDA and DCF in this report provides information that enhances an investor's understanding of our ability to generate cash for payment of distributions and other purposes. The GAAP measure most directly comparable to Adjusted EBITDA is Net cash provided by operating activities. Adjusted EBITDA should not be considered an alternative to Net cash provided by operating activities or any other measure of liquidity presented in accordance with GAAP. Adjusted EBITDA excludes some, but not all, items that affect cash from operations and these measures may vary among other companies. As a result, Adjusted EBITDA and DCF may not be comparable to similarly titled measures of other companies.

The following table sets forth a reconciliation of Adjusted EBITDA and DCF to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA and Distributable cash flow to Net cash provided by operating activities:
Net cash provided by operating activities	$13,354	$9,785	$22,578	$15,289
Add (deduct):
Amortization of deferred financing costs	(215)	(160)	(430)	(319)
Deferred income taxes	50	(878)	96	(878)
Changes in accounts receivable and other assets	458	(2,249)	(1,507)	4,845
Changes in accounts payable and accrued expenses	1,112	1,207	1,937	2,245
Changes in deferred revenue and other liabilities	(1,555)	(3,118)	(2,100)	(12,629)
Change in restricted cash	(1,793)	837	633	(323)
Interest expense	2,533	995	4,716	1,987
Provision for income taxes	1,917	1,984	3,714	2,006
Foreign currency transaction gain (1)	(15)	(42)	(145)	(383)
Deferred revenue associated with minimum monthly commitment fees (2)	424	1,550	1,187	8,380
Adjusted EBITDA	16,270	9,911	30,679	20,220
Add (deduct):
Cash paid for income taxes	(1,486)	(267)	(3,196)	(282)
Cash paid for interest	(2,180)	(946)	(3,987)	(1,960)
Maintenance capital expenditures	(18)	—	(18)	—
Distributable cash flow	$12,586	$8,698	$23,478	$17,978

(1)	Represents foreign exchange transaction gains and losses associated with activities between our U.S. and Canadian subsidiaries.

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

Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. Given that we expect to continue to generate a majority of our Adjusted EBITDA and DCF from our Hardisty and Casper terminals, both of which were constructed in 2014, we do not expect to incur significant maintenance capital expenditures in the near term to maintain the operating capacity of our assets. We record routine maintenance expenses associated with operating our assets in "Selling, general and administrative" costs in our consolidated statements of income. Our operating and maintenance expenses are comprised primarily of pipeline fees, repairs and maintenance expenses, subcontracted rail expenses, utility costs, insurance premiums and property taxes. In addition, our operating expenses include the cost of leasing railcars from third-party railcar suppliers and the shipping fees charged by railroads, which costs are generally passed through to our customers. Although our assets are relatively new, we expect to incur costs to maintain these assets in compliance with sound business practices, our contractual relationships and to comply with regulatory requirements for operating these assets. We expect our expenses to remain relatively stable, but they may fluctuate from period to period depending on the mix of activities performed during a period and the timing of these expenditures.

Volumes
The amount of Terminalling services revenue we generate depends on minimum customer commitment fees and the volume of crude oil that we handle at our terminals in excess of those minimum commitments, as well as the volume of biofuels transloaded at our ethanol terminals. These volumes are primarily affected by the supply of and demand for crude oil, refined products and biofuels in the markets served directly or indirectly by our assets. Additionally, these volumes are affected by the spreads between the benchmark prices for these products, which are influenced by, among other things, the available takeaway capacity in those markets. Although customers at our Hardisty and Casper terminals have committed to minimum monthly fees under their terminal services agreements with us, which will generate the majority of our Terminalling services revenue, our results of operations will also be impacted by:

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

General Trends and Outlook
We expect our business to continue to be affected by the key trends discussed in "Item 7. Management's Discussion and Analysis of Financial Condition—Factors That May Impact Future Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.
San Antonio Terminal

We previously indicated that the customer of our San Antonio terminal had announced plans to construct a new ethanol terminalling facility near Austin, Texas, which they expect to be operational by December 2016. In August 2016, we received notification from the customer regarding their intent not to renew their terminalling services agreement with us. As a result, we expect their terminalling services agreement with us will terminate in early 2017. We are in discussions with other interested parties for utilization of the terminalling capacity, although we cannot make any assurances regarding the outcome of these discussions. During the six months ended June 30, 2016, our San Antonio terminal contributed less than 3% of our Adjusted EBITDA. As a result, we do not expect the termination of this agreement to have a material impact on our cash flows. However, we are currently evaluating the impact the termination of this agreement may have on our financial position and results of operations. The potential impact to us could include, among other outcomes, reduced revenue and cash flow, impairment to our carrying value of the property, and sale or abandonment of the facility.

Income Taxes

We are nearing completion of a study we commissioned to evaluate the appropriate allocation of return, which is based on risk management and performance of functions associated with our foreign subsidiaries. We expect to conclude this study in the third quarter of 2016. Although we can make no assurances regarding the outcome of this study or the results, we may be able to reduce the income taxes we are assessed in the event we determine that an available tax position is more likely than not to sustain a challenge by the tax authorities. We have estimated that the potential reduction to our income tax expense, if any, could be up to approximately $4.5 million annually, including our 2016 income tax expense, subject to fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar. Additionally, we anticipate the results of this study to favorably affect the 2015 foreign income tax returns we expect to file.

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

Selling, General and Administrative Costs
Our sponsor charges us a fixed annual fee for the management and operation of our assets and for the provision of various centralized administrative services, as well as allocated general and administrative costs and expenses incurred by them on our behalf. In 2016, the fixed annual fee increased by approximately $0.7 million to approximately $3.2 million, primarily as a result of hiring new employees dedicated to Partnership activities.

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

Income Tax Expense
Our Canadian operations are conducted through entities that are subject to Canadian federal and provincial income taxes. The Canadian federal income tax on business income is currently 15%. In June 2015, the Canadian province of Alberta enacted a tax rate increase which raised income tax rates on Alberta businesses from a previous rate of 10% to 11% in 2015 and 12% beginning January 1, 2016. As a result, we recognized income tax liabilities and expenses in our consolidated financial statements based upon these higher income tax rates. Our current income tax expense related to income from our Canadian operations was computed using the combined federal and provincial income tax rate of 27% applicable to taxable income for 2016 compared with 26% for 2015. In addition, we utilized net operating losses relating to our Canadian terminalling business during the first half of 2015, to the extent available, to offset Canadian taxable income generated during that period. For 2016, while there is a portion of carryforward available to apply towards future ordinary taxable income by our Canadian railcar business, there is a considerable portion that is only available to offset transactions that produce capital gains, such as sales of assets or businesses.

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

The following table summarizes our operating results by business segment and corporate charges for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Operating income (loss)
Terminalling services	$11,211	$7,074	$21,188	$8,913
Fleet services	455	620	959	1,389
Corporate and other	(2,249)	(1,887)	(5,207)	(3,730)
Total operating income	9,417	5,807	16,940	6,572
Interest expense	2,533	995	4,716	1,987
Loss (gain) associated with derivative instruments	(253)	218	1,270	(1,731)
Foreign currency transaction gain	(15)	(42)	(145)	(383)
Provision for income taxes	1,917	1,984	3,714	2,006
Net income	$5,235	$2,652	$7,385	$4,693

Summary Analysis of Operating Results
Our operating results for the three and six months ended June 30, 2016, as compared with our operating results for the three and six months ended June 30, 2015, were largely driven by the operations of our Hardisty and Casper terminals, which contributed approximately $8.0 million and $2.6 million, respectively, to the operating income of our Terminalling services business for the three months ended June 30, 2016, and contributed approximately $15.0 million and $5.0 million, respectively, for the six months ended June 30, 2016. The increase in operating income at our Hardisty terminal was primarily due to the expiration of make-up rights provisions, which resulted in our recognizing greater amounts of previously deferred revenue during the three and six months ended June 30, 2016, than in the comparable periods of 2015. Additionally, we acquired the Casper terminal in November 2015, which increased our operating income during the three and six months ended June 30, 2016 in relation to the same periods in 2015.

Operating income of our Fleet services business decreased for the three and six months ended June 30, 2016, due to declines in the number of railcars for which we provide services.

Partially offsetting the increase in our consolidated operating income three and six months ended June 30, 2016 was interest expense, which was greater than interest expense during the same periods of 2015, primarily as a result of amounts we borrowed to purchase the Casper terminal, as well as higher average rates of interest we are charged. Our operating results for the three and six months ended June 30, 2016, were also affected by gains and losses, respectively, from the revaluation of our foreign currency derivative financial instruments based on exchange rates in effect at June 30, 2016, which affect earnings, but do not affect our cash flow. Further, our income that is taxable for the three months ended June 30, 2016 was lower than the income that was taxable in the same period of 2015, primarily due to additional costs allocated to our Canadian subsidiaries in 2016. However, for six months ended June 30, 2016, we incurred additional income tax expense due to higher amounts of income that was taxable as well as increased provincial income tax rates applicable to our Canadian operations, relative to the same period of 2015. Additionally, for the six months ended June 30, 2015, we benefited from the utilization of net operating loss carryforwards to reduce our income that was taxable. We are nearing the completion of a study, which may result in lower income taxes. For more information, please see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — General Trends and Outlook — Income Taxes."

A more comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS - BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues
Terminalling services	$25,215	$16,082	$48,888	$24,469
Railroad incentives	22	18	37	27
Freight and other reimbursables	19	—	19	—
Total revenues	25,256	16,100	48,944	24,496
Operating costs
Subcontracted rail services	2,026	2,222	4,069	4,449
Pipeline fees	5,338	4,460	10,052	6,403
Freight and other reimbursables	19	—	19	—
Selling, general and administrative	1,748	1,248	3,797	2,542
Depreciation and amortization	4,914	1,096	9,819	2,189
Total operating costs	14,045	9,026	27,756	15,583
Operating income	11,211	7,074	21,188	8,913
Interest expense	352	572	682	1,174
Loss (gain) associated with derivative instruments	(253)	218	1,270	(1,731)
Foreign currency transaction loss (gain)	5	8	(75)	54
Provision for income taxes	1,948	1,973	3,731	1,980
Net income	$9,159	$4,303	$15,580	$7,436
Average daily terminal throughput (bpd)	30,640	17,275	31,063	26,124

Three months ended June 30, 2016 compared with three months ended June 30, 2015
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $9.2 million to $25.3 million for the three months ended June 30, 2016, from $16.1 million for the three months ended June 30, 2015. This increase was largely due to our acquisition of the Casper terminal in mid-November 2015, which provided an additional $8.0 million of revenue to our Terminalling services business in the second quarter of 2016. In addition, due to the expiration of make-up rights we have granted to customers of our Hardisty terminal, we recognized greater amounts of revenue in the second quarter of 2016 that was previously deferred relative to the amount of revenue recognized in the second quarter of 2015 that was previously deferred. The increase in revenue for the three months ended June 30, 2016, was partially offset by a lower average exchange rate for the Canadian dollar relative to the U.S. dollar. Our terminalling services revenue would have been approximately $0.8 million greater if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended June 30, 2016, was the same as the average exchange rate for the three months ended June 30, 2015.

Terminalling services revenue for the three months ended June 30, 2016, excludes approximately $13.0 million of amounts associated with minimum monthly commitment fees we received as payment from our customers that we have deferred and recorded as short-term liabilities in our consolidated balance sheet. We have deferred recognizing this revenue in connection with the minimum monthly commitment fees paid by customers of our Hardisty terminal that are in excess of their actual throughput volumes due to the make-up rights we have granted them under our terminalling services agreements. Our customers can use these make-up rights for periods of up to six months to offset throughput volumes in excess of their minimum monthly commitments in future periods, to the extent capacity is available for the excess volume. We expect to recognize the deferred amounts in revenue as our customers use these rights, upon expiration of the make-up period, or when our customers' ability to utilize those rights is determined to be remote. We recognized approximately $12.4 million of previously deferred revenues during the three months ended June 30, 2016, as compared with $11.2 million during the three months ended June 30, 2015.

Operating Costs
The operating costs of our Terminalling services segment increased $5.0 million to $14.0 million for the three months ended June 30, 2016, compared with $9.0 million for the three months ended June 30, 2015, primarily as a result of our acquisition of the Casper terminal in November 2015, which added $5.3 million of new operating expenses. The increase in operating costs of our terminalling business was partially offset by a lower average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended June 30, 2016, as compared with the three months ended June 30, 2015. Our operating costs would have been approximately $0.4 million dollars greater if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended June 30, 2016, was the same as the average exchange rate for the three months ended June 30, 2015. The following paragraphs provide a more comprehensive discussion of the factors affecting our operating costs.

We continue to proactively manage our operating costs in an effort to align with the current business environment, which may result in cost savings over the near term. However, we do not expect these benefits to remain over the long term as market and economic conditions improve.

Subcontracted rail services. We subcontract a majority of the services related to the operations of our terminals, which costs are primarily fixed. These subcontracted rail services costs decreased $0.2 million to $2.0 million for the three months ended June 30, 2016, from $2.2 million for the three months ended June 30, 2015, primarily due to our ongoing cost management efforts during the three months ended June 30, 2016. The decline in these costs was mostly offset by the additional costs for these services incurred at our Casper terminal, which we acquired in November 2015.

Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson's storage terminal to our Hardisty terminal via pipeline. The pipeline fees paid to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty terminal. We may defer recognizing portions of these costs as expense until such time as we recognize the related deferred revenue following the expiration of any make-up rights provisions. Pipeline fees increased $0.9 million to $5.3 million for the three months ended June 30, 2016, from $4.5 million for the three months ended June 30, 2015, primarily due to the increase in revenue we recognized at our Hardisty terminal during the three months ended June 30, 2016, which was previously deferred.

Selling, general and administrative. Selling, general and administrative expenses increased approximately $0.5 million to approximately $1.7 million for the three months ended June 30, 2016, from approximately $1.2 million for the three months ended June 30, 2015, primarily due to the incremental costs associated with our management and operation of the Casper terminal, which we acquired in November 2015.

Depreciation and amortization. Depreciation and amortization expense increased $3.8 million to $4.9 million for the three months ended June 30, 2016, from $1.1 million for the three months ended June 30, 2015, primarily due to the additional depreciation and amortization expense associated with our Casper terminal, which we acquired in November 2015.

Other Expenses
Interest expense. Interest expense for our Terminalling services segment decreased by $0.2 million to $0.4 million for the three months ended June 30, 2016, from $0.6 million for the three months ended June 30, 2015, primarily due to the lower average balance of our Term Loan Facility for the three months ended June 30, 2016, compared with the three months ended June 30, 2015. Additionally, the average exchange rate for the Canadian dollar relative to the U.S. dollar for the three months ended June 30, 2016, was lower than the average exchange rate for the three months ended June 30, 2015, which reduced the amount of interest expense we reported in U.S. dollars.

Loss (gain) associated with derivative instruments. In June 2015 and April 2016, we entered into derivative contracts to mitigate our exposure to fluctuations in foreign currency exchange rates, specifically between the U.S. dollar and the Canadian dollar, related to the operations at our Hardisty terminal. We record all of our derivative financial instruments at fair market value in our consolidated financial statements, which we adjust each period for changes in the fair market value.

From March 31, 2016 to June 30, 2016, the exchange rate between the U.S. dollar and the Canadian dollar increased from 0.7711 to 0.7718 U.S. dollars for each Canadian dollar, which had no significant impact on the value of the derivative contracts we held at March 31, 2016. However, the derivative contracts we entered into in April increased in value, producing a gain of approximately $0.3 million for the three months ended June 30, 2016.

From March 31, 2015 to June 30, 2015, the exchange rate between the U.S. dollar and the Canadian dollar increased from 0.7909 to 0.8093 U.S. dollars for each Canadian dollar. This increase in the exchange rate decreased the value of our derivative contracts at June 30, 2015, relative to the value at March 31, 2015, producing a loss of $0.2 million for the three months ended June 30, 2015.

Foreign currency transaction gain (loss). Our Terminalling services segment recognized minimal foreign currency transaction losses for both the three months ended June 30, 2016, and 2015. The foreign currency transaction gains and losses recognized are primarily the result of routine settlement of U.S. dollar denominated transactions with Canadian dollars by our Canadian subsidiaries.

Provision for income taxes. A significant amount of our operating income is generated by our Hardisty terminal located in the Canadian province of Alberta. As a Canadian business, operating income from our Hardisty terminal is subject to corporate income tax rates enacted by the Canadian federal and provincial governments, which on a combined basis have increased from 26% for 2015 to 27% for 2016. Our provision for income taxes for the Terminalling services segment did not change significantly for the three months ended June 30, 2016, as compared with the three months ended June 30, 2015, primarily as a result of consistent amounts of taxable income for each of the periods.

Six months ended June 30, 2016 compared with six months ended June 30, 2015
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $24.4 million to $48.9 million for the six months ended June 30, 2016, from $24.5 million for the six months ended June 30, 2015. This increase was largely due to our acquisition of the Casper terminal in November 2015, which provided an additional $16.0 million of revenue to our Terminalling services business in the first half of 2016. In addition, due to the expiration of make-up rights we have granted to customers of our Hardisty terminal, we recognized greater amounts of revenue during the first half of 2016 that was previously deferred relative to the amount of revenue recognized during the first half of 2015 that was previously deferred. These increases in our terminalling services revenue for the six months ended June 30, 2016, were partially offset by a lower average exchange rate for the Canadian dollar in relation to the U.S. dollar. Our terminalling services revenue would have been approximately $2.3 million greater if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the six months ended June 30, 2016, was the same as the average exchange rate for the six months ended June 30, 2015.

Terminalling services revenue for the six months ended June 30, 2016, excludes approximately $25.3 million of amounts associated with minimum monthly commitment fees we received as payment from our customers that we have deferred and recorded as short-term liabilities in our consolidated balance sheet. We recognized approximately $23.6 million of previously deferred revenues during the six months ended June 30, 2016, as compared with $13.9 million during the six months ended June 30, 2015.

Operating Costs
The operating costs of our Terminalling services segment increased $12.2 million to $27.8 million for the six months ended June 30, 2016, as compared with $15.6 million for the six months ended June 30, 2015, primarily as a result of our acquisition of the Casper terminal in November 2015, which added $10.9 million of new operating expenses. The increase in the operating costs of our terminalling business was partially offset by a lower average exchange rate for the Canadian dollar in relation to the U.S. dollar for the six months ended June 30, 2016, as compared with the six months ended June 30, 2015. Our operating costs would have been approximately $1.2 million dollars greater if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the six months ended June 30, 2016, was the same as the average exchange rate for the six months ended June 30, 2015. The following paragraphs provide a more comprehensive discussion of the factors affecting our operating costs.

Subcontracted rail services. Our subcontracted rail services costs decreased $0.3 million to $4.1 million for the six months ended June 30, 2016, from $4.4 million for the six months ended June 30, 2015, primarily due to our ongoing cost management efforts during the six months ended June 30, 2016. The decline in these costs was mostly offset by the additional costs for these services incurred at our Casper terminal, which we acquired in November 2015.

Pipeline fees. Pipeline fees increased $3.7 million to $10.1 million for the six months ended June 30, 2016, from $6.4 million for the six months ended June 30, 2015. The increase is attributable to the expense we recognized from prepaid amounts we remitted to Gibson, which correlates with the increase in the revenue we recognized due to the expiration of make-up rights granted to customers of our Hardisty terminal that were previously deferred.

Selling, general and administrative. Selling, general and administrative expenses increased approximately $1.3 million to $3.8 million for the six months ended June 30, 2016, from $2.5 million for the six months ended June 30, 2015, primarily due to the incremental costs associated with our management and operation of the Casper terminal, which we acquired in November 2015.

Depreciation and amortization. Depreciation and amortization expense increased $7.6 million to $9.8 million for the six months ended June 30, 2016, from $2.2 million for the six months ended June 30, 2015, primarily due to the additional depreciation and amortization expense associated with the Casper terminal we acquired in November 2015.

Other Expenses
Interest expense. Interest expense for our Terminalling services segment decreased by $0.5 million to $0.7 million for the six months ended June 30, 2016, from $1.2 million for the six months ended June 30, 2015, primarily due to the lower average balance of our Term Loan facility for the six months ended June 30, 2016, as compared with the six months ended June 30, 2015. Additionally, the average exchange rate for the Canadian dollar relative to the U.S. dollar for the six months ended June 30, 2016, was lower than the average exchange rate for the six months ended June 30, 2015, which reduced the amount of interest expense we reported in U.S. dollars.

Loss (gain) associated with derivative instruments. We record all of our derivative financial instruments at fair market value in our consolidated financial statements, which we adjust each period for changes in the fair market value.

From December 31, 2015 to June 30, 2016, the exchange rate between the U.S. dollar and the Canadian dollar increased from 0.7210 to 0.7718 U.S. dollars for each Canadian dollar. This increase in the exchange rate decreased the value of our derivative contracts at June 30, 2016, relative to their value at December 31, 2015, producing a net loss of $1.3 million for the six months ended June 30, 2016.

Conversely, from December 31, 2014 to June 30, 2015, the exchange rate between the U.S. dollar and the Canadian dollar decreased from 0.8599 to 0.8093 U.S. dollars for each Canadian dollar. This decline in the exchange rate increased the value of our derivative contracts at June 30, 2015, relative to their value at December 31, 2014, producing a gain of $1.7 million for the six months ended June 30, 2015.

Foreign currency transaction gain (loss). Our Terminalling services segment recognized foreign currency transaction gains of $75 thousand for the six months ended June 30, 2016, as compared with losses of $54 thousand for the six months ended June 30, 2015. The foreign currency transaction gains and losses recognized are primarily the result of routine settlement of U.S. dollar denominated transactions with Canadian dollars by our Canadian subsidiaries.

Provision for income taxes. A significant amount of our operating income is generated by our Hardisty terminal located in the Canadian province of Alberta. As a Canadian business, operating income from our Hardisty terminal is subject to corporate income tax rates enacted by the Canadian federal and provincial governments, which on a combined basis have increased from 26% in 2015 to 27% for 2016. Our provision for income taxes for the Terminalling services segment increased $1.7 million to $3.7 million for the six months ended June 30, 2016, as compared with $2.0 million for the six months ended June 30, 2015, partially as a result of these enacted tax rate changes. Additionally, we utilized net operating loss carryforwards generated in prior periods to offset a substantial portion of the taxable income generated by our Hardisty terminal during the six months ended June 30, 2015, whereas no such net operating loss carryforwards were available for the same period of 2016.

FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues
Fleet leases	$1,538	$2,917	$3,071	$6,005
Fleet services	753	825	1,506	1,853
Freight and other reimbursables	331	553	714	1,549
Total revenues	2,622	4,295	5,291	9,407
Operating costs
Fleet leases	1,538	2,917	3,071	6,005
Freight and other reimbursables	331	553	714	1,549
Selling, general and administrative	298	205	547	464
Total operating costs	2,167	3,675	4,332	8,018
Operating income	455	620	959	1,389
Foreign currency transaction gain	(20)	(50)	(70)	(27)
Provision for income taxes	(32)	10	(18)	25
Net income	$507	$660	$1,047	$1,391

Three months ended June 30, 2016 compared with three months ended June 30, 2015
Fleet Services Revenue
Revenues from our Fleet services segment decreased $1.7 million to $2.6 million for the three months ended June 30, 2016, from $4.3 million for the three months ended June 30, 2015. The decrease was primarily attributable to a reduction in the number of railcars directly leased by us to our customers, which also resulted in a $1.4 million decrease in Fleet leases, a $0.1 million decrease in Fleet services, and a $0.2 million decrease in Freight and other reimbursables revenue. The Freight and other reimbursables revenues represent customer reimbursements to us for freight and other charges that we have incurred on behalf of our customers and were exactly offset by Freight and other reimbursables costs.

Fleet leases. Fleet leases revenue decreased $1.4 million to $1.5 million for the three months ended June 30, 2016, from $2.9 million for the three months ended June 30, 2015, primarily due to a reduction in the number of railcars directly leased by us for our customers. We directly leased an average of approximately 340 railcars in the three months ended June 30, 2016, compared with approximately 650 railcars in the three months ended June 30, 2015. Fleet lease revenues were exactly offset by Fleet lease costs payable to our lessors.

Operating Costs
Operating costs primarily consist of railcar leases and related expenses incurred for services provided to customers of our terminals. Operating costs of our Fleet services segment decreased $1.5 million to $2.2 million for the three months ended June 30, 2016, from $3.7 million for the three months ended June 30, 2015. The decrease is primarily due to a reduction in the number of railcars in our fleet and a reduction in activity, which also resulted in a decrease of $1.4 million in Fleet leases costs and a decrease of $0.2 million in Freight and other reimbursables costs, partly offset by an increase of $0.1 million in Selling, general and administrative expenses.

Other Expenses
Provision for income taxes. We recognized an income tax benefit of $32 thousand with respect to our Fleet services business for the three months ended June 30, 2016, as compared with a provision of $10 thousand for the three months ended June 30, 2015, which are primarily associated with state franchise taxes.

Six months ended June 30, 2016 compared with six months ended June 30, 2015
Fleet Services Revenue
Revenues from our Fleet services segment decreased $4.1 million to $5.3 million for the six months ended June 30, 2016, from $9.4 million for the six months ended June 30, 2015. The decrease was primarily attributable to a reduction in the number of railcars directly leased by us to our customers, which also resulted in a $2.9 million decrease in Fleet leases, a $0.3 million decrease in Fleet services, and a $0.8 million decrease in Freight and other reimbursables revenue. The Freight and other reimbursables revenues represent customer reimbursements to us for freight and other charges that we have incurred on behalf of our customers and were exactly offset by Freight and other reimbursables costs.

Fleet leases. Fleet leases revenue decreased $2.9 million to $3.1 million for the six months ended June 30, 2016, from $6.0 million for the six months ended June 30, 2015, primarily due to a reduction in the number of railcars directly leased by us for our customers. We directly leased an average of approximately 340 railcars during the six months ended June 30, 2016, compared with approximately 655 railcars during the six months ended June 30, 2015. Fleet lease revenues were exactly offset by Fleet lease costs payable to our lessors.

Operating Costs
Operating costs primarily consist of railcar leases and related expenses incurred for services provided to customers of our terminals. Operating costs of our Fleet services segment decreased $3.7 million to $4.3 million for the six months ended June 30, 2016, from $8.0 million for the six months ended June 30, 2015. The decrease is primarily due to a reduction in the number of railcars in our fleet and a reduction in activity, which also resulted in a decrease of $2.9 million in Fleet leases costs and a decrease of $0.8 million in Freight and other reimbursables costs, while Selling, general and administrative expenses were essentially unchanged.

Other Expenses
Provision for income taxes. We recognized an income tax benefit of $18 thousand with respect to our Fleet services business for the six months ended June 30, 2016, as compared with a provision of $25 thousand for the six months ended June 30, 2015, which are primarily associated with state franchise taxes.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Operating costs
Selling, general and administrative	$2,249	$1,887	$5,207	$3,730
Operating loss	(2,249)	(1,887)	(5,207)	(3,730)
Interest expense	2,181	423	4,034	813
Foreign currency transaction gain	—	—	—	(410)
Provision for income taxes	1	1	1	1
Net loss	$(4,431)	$(2,311)	$(9,242)	$(4,134)

Costs associated with our corporate activities increased by $2.1 million to $4.4 million for the three months ended June 30, 2016, from $2.3 million for the three months ended June 30, 2015. Selling, general and administrative expenses increased by $0.4 million, primarily due to additional unit based compensation expense related to Phantom Units granted in February 2016 to directors and employees of our general partner and its affiliates under our Long-term Incentive Plan. Selling, general and administrative expense also increased due to the annual adjustment of the management fee we are charged by affiliates of USDG pursuant to the omnibus agreement. Interest expense increased by $1.8 million during the three months ended June 30, 2016, primarily due to a higher average balance outstanding on our Revolving Credit Facility resulting from amounts we borrowed in November 2015, for our acquisition of the Casper terminal, as well as higher average rates of interest relative to the same period in 2015.

Costs associated with our corporate activities increased by $5.1 million to $9.2 million for the six months ended June 30, 2016, from $4.1 million for the six months ended June 30, 2015. Selling, general and administrative expenses increased by $1.5 million, primarily due to additional consulting costs for tax reporting and compliance, as well as internal control system enhancements. We also incurred additional legal costs associated with an amendment to our Credit Agreement and in connection with securing the Casper terminal under our Credit Agreement, which we acquired in November 2015. Selling, general and administrative expense also increased due to the annual adjustment of the management fee we are charged by affiliates of USDG pursuant to the omnibus agreement. Interest expense increased by $3.2 million during the six months ended June 30, 2016, primarily due to a higher average balance outstanding on our Revolving Credit Facility resulting from amounts we borrowed in November 2015, for our acquisition of the Casper terminal, as well as higher average rates of interest relative to the same period in 2015.

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

The following table presents our available liquidity as of the dates indicated:

	June 30, 2016	December 31, 2015
	(in millions)
Cash and cash equivalents	$9.9	$10.5
Aggregate borrowing capacity under Credit Agreement	400.0	400.0
Less: Term Loan Facility amounts outstanding	30.6	41.5
Revolving Credit Facility amounts outstanding	206.0	201.0
Letters of credit outstanding	—	—
Total available liquidity (1)	$173.3	$168.0

(1)
Pursuant to the terms of our Credit Agreement, our borrowing capacity at June 30, 2016 is limited to 5.0 times our trailing 12-month Consolidated EBITDA, which declines to 4.5 times after June 30, 2016.

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

Cash Flows
The following table and discussion presents a summary of net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$22,578	$15,289
Investing activities	(246)	(1,900)
Financing activities	(23,375)	(15,432)
Effect of exchange rates on cash	439	(318)
Net change in cash and cash equivalents	$(604)	$(2,361)
Operating Activities
Net cash provided by operating activities increased by $7.3 million to $22.6 million for the six months ended June 30, 2016, from $15.3 million for the six months ended June 30, 2015. The increase was primarily due to increased cash from net income after non-cash adjustments, mainly associated with the operations of our Casper terminal, which we acquired in November 2015. The increase was partially offset by net changes in our working capital resulting from the timing of receipts and payment of our accounts receivable and payable balances.

Investing Activities
Net cash used in investing activities decreased by $1.7 million to $0.2 million for the six months ended June 30, 2016, from $1.9 million for the six months ended June 30, 2015. The decrease was attributable to fewer enhancements to our terminals during the six months ended June 30, 2016, than we made during the six months ended June 30, 2015.

Financing Activities
Net cash used in financing activities increased to $23.4 million for the six months ended June 30, 2016, from $15.4 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, we paid cash distributions of $14.4 million and repaid C$18.0 million on our Term Loan Facility (the equivalent of $13.9 million)

and $5.0 million on our Revolving Credit Facility. These payments were partially offset by proceeds from borrowing $10.0 million on our Revolving Credit Facility.

Segment Adjusted EBITDA
We use the cash generated by our reporting segments to support our liquidity position. Our segments offer different services and are managed accordingly. Our chief operating decision maker, or CODM, regularly reviews financial information about both segments in order to allocate resources and evaluate performance. Our CODM assesses segment performance based on the cash flows produced by our established reporting segments using Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as Net cash provided by operating activities adjusted for changes in working capital items, changes in restricted cash, interest expense, income taxes, foreign currency transaction gains and losses, adjustments related to deferred revenue associated with minimum monthly commitment fees and other items which do not affect the underlying cash flows produced by our businesses.

The following table provides a reconciliation of our Segment Adjusted EBITDA to Net cash provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Segment Adjusted EBITDA
Terminalling services	$17,095	$10,504	$33,230	$21,160
Fleet services	455	620	959	1,389
Corporate activities (1)	(1,280)	(1,213)	(3,510)	(2,329)
Total Adjusted EBITDA	16,270	9,911	30,679	20,220
Add (deduct):
Amortization of deferred financing costs	215	160	430	319
Deferred income taxes	(50)	878	(96)	878
Changes in accounts receivable and other assets	(458)	2,249	1,507	(4,845)
Changes in accounts payable and accrued expenses	(1,112)	(1,207)	(1,937)	(2,245)
Changes in deferred revenue and other liabilities	1,555	3,118	2,100	12,629
Change in restricted cash	1,793	(837)	(633)	323
Interest expense	(2,533)	(995)	(4,716)	(1,987)
Provision for income taxes	(1,917)	(1,984)	(3,714)	(2,006)
Foreign currency transaction gain (2)	15	42	145	383
Deferred revenue associated with minimum monthly commitment fees (3)	(424)	(1,550)	(1,187)	(8,380)
Net cash provided by operating activities	$13,354	$9,785	$22,578	$15,289

(1)	Corporate activities represent corporate and financing transactions that are not allocated to the established reporting segments.

(2)	Represents foreign exchange transactions gains or losses associated with activities between our U.S. and Canadian subsidiaries.

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

Terminalling Services Segment
Adjusted EBITDA from our Terminalling services segment increased $6.6 million to $17.1 million for the three months ended June 30, 2016, from $10.5 million for the three months ended June 30, 2015, and increased $12.0 million to $33.2 million for the six months ended June 30, 2016, from $21.2 million for the six months ended June 30, 2015.

The increases in both periods are primarily the result of cash generated by the Casper terminal, which we acquired in November 2015. The changes in each of the components of Adjusted EBITDA included in the above table for the three and six months ended June 30, 2016, compared with the three and six months ended June 30, 2015, are discussed in detail in the Results of Operations - By Segment — Terminalling Services section.

Fleet Services Segment
Adjusted EBITDA from our Fleet services segment decreased $0.1 million to $0.5 million for the three months ended June 30, 2016, from $0.6 million for the three months ended June 30, 2015, and decreased $0.4 million to $1.0 million for the six months ended June 30, 2016, from $1.4 million for the six months ended June 30, 2015. The increases in both periods are primarily the result of a reduction in the total number of railcars in our fleet from which we generate cash for providing services in support of customers of our terminals. The changes in each of the components of Adjusted EBITDA included in the above table for the three and six months ended June 30, 2016, compared with the three and six months ended June 30, 2015, are discussed in detail in Results of Operations - By Segment — Fleet Services section.

Capital Requirements
Our historical capital expenditures have primarily consisted of the costs to construct and acquire our assets. Our operations are expected to require investments to expand, upgrade or enhance existing facilities and to meet environmental and operational regulations.

Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital expenditures, or investment capital expenditures. We incurred $18 thousand of maintenance capital expenditures during the six months ended June 30, 2016, at our terminals. Based on the nature of our operations, our assets typically require minimal to no maintenance capital expenditures. However, we expect to incur costs to maintain our assets in compliance with sound business practice, our contractual relationships and applicable regulatory requirements, some of which will be characterized as maintenance capital.

We record our routine maintenance expenses associated with our assets in "Selling, general and administrative" costs in our consolidated statements of income. Our total expansion capital expenditures for the six months ended June 30, 2016, amounted to $0.2 million and were for planned growth projects at our Hardisty and Casper terminals. We expect to fund future capital expenditures from cash on our balance sheet, cash flow generated from our operations, borrowings under our Revolving Credit Facility and the issuance of additional partnership units or debt offerings.

Distributions
We intend to pay a minimum quarterly distribution of at least $0.2875 per unit per quarter. Our most recently declared quarterly distribution of $0.3150 per unit equates to approximately $7.3 million per quarter, or $29.2 million per year, based on the number of common, Class A, subordinated, and general partner units outstanding as of August 2, 2016. We do not have a legal obligation to distribute any particular amount per common unit, although management of our general partner intends to recommend a distribution increase of at least $0.0075 per unit for each quarter through the fourth quarter of 2016. Additionally, members of our general partner’s board of directors appointed by Energy Capital Partners, if any, must approve any distributions made by us.

Credit Agreement
We have a $400 million senior secured credit agreement, or the Credit Agreement, comprised of a $300 million revolving credit facility, or the Revolving Credit Facility, and a $100 million term loan, the Term Loan Facility (borrowed in Canadian dollars), with Citibank, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement is a five year committed facility that matures October 15, 2019, unless amended or extended.

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

As of June 30, 2016 and December 31, 2015, we had amounts outstanding for the respective periods of $30.6 million and $41.5 million under the Term Loan Facility and $206.0 million and $201.0 million under the Revolving Credit Facility.

The Term Loan Facility was used to fund a $100 million distribution to USDG in connection with the closing of our IPO and is guaranteed by USDG. The guaranty by USDG includes a covenant that USDG maintain a net worth (without taking into account its interests in us, either directly or indirectly) greater than the outstanding amount of the term loan. In the event the USDG net worth covenant is breached and not cured within a certain amount of time, the interest rate on the term loan increases by an additional 1.0%. Amounts outstanding on the Term Loan Facility are not subject to any scheduled repayment prior to its maturity on July 14, 2019. Mandatory prepayments of the term loan are required from certain non-ordinary course asset sales subject to customary exceptions and reinvestment rights.

The average interest rate on our outstanding indebtedness was 3.43% at June 30, 2016, and 2.71% at December 31, 2015, respectively. At June 30, 2016, we were in compliance with the covenants set forth in our Credit Agreement.

Credit Risk
Our exposure to credit risk may be affected by the concentration of customers, as well as changes in economic or other conditions. Our customers' businesses react differently to changing conditions. We believe that our credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for amounts that may become uncollectible in the future.

Foreign Currency Exchange Risk
Currently, we derive a significant portion of our cash flow from our Canadian operations, particularly our Hardisty terminal. As a result, portions of our cash and cash equivalents are denominated in Canadian dollars and are held by foreign subsidiaries, which amounts are subject to fluctuations resulting from changes in the exchange rate between the U.S. dollar and the Canadian dollar.

SUBSEQUENT EVENTS
Distribution to Partners
On July 28, 2016, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a cash distribution payable of $0.3150 per unit, or $1.26 per unit on an annualized basis, for the three months ended June 30, 2016. The distribution represents an increase of $0.0075 per unit, or 2.4% over the prior quarter distribution per unit, and is 9.6% over the minimum quarterly distribution per unit. The distribution will be paid on August 12, 2016, to unitholders of record at the close of business on August 8, 2016. The distribution will include payment of $3.5 million to our public common unitholders, $44 thousand to the Class A unitholders, an aggregate of $3.6 million to USDG as a holder of our common units and the sole owner of our subordinated units and $145 thousand to USD Partners GP LLC for its general partner interest.

RECENT ACCOUNTING PRONOUNCEMENTS - NOT YET ADOPTED
Leases
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2016-02, which amends the FASB Accounting Standards Codification, or ASC, Topic 842, to require balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The amendment provides an option that permits us to elect not to recognize the lease assets and liabilities for leases with a term of 12 months or less. The pronouncement is effective for years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact our adoption of this guidance will have on our consolidated financial statements.

Revenue from Contracts with Customers
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB delayed the effective date of the new revenue standard by one year, which is now effective for annual and interim periods beginning on or after December 15, 2017, and may be applied on either a full or modified retrospective basis. Additionally the FASB has issued and is likely to continue issuing Accounting Standards Updates to clarify application of the guidance in the original standard and to provide practical expedients for implementing the guidance, all of which will be effective upon implementation. We are currently evaluating which transition approach we will apply and the impact our adoption of this pronouncement will have on our consolidated financial statements.

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

Related party sales to the special purpose entities were $0.8 million and $1.1 million during the six months ended June 30, 2016 and 2015, respectively. These sales are recorded in "Fleet services — related party" in the accompanying consolidated statements of income.

Related party deferred revenues from the special purpose entities were $2.2 million and $2.8 million as of June 30, 2016 and December 31, 2015, respectively, which are recorded in "Deferred revenue — related party" in the accompanying consolidated balance sheets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We have not had any material changes in our market risk exposure that would affect the quantitative and qualitative disclosures presented in item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

In April 2016, we entered into four separate forward contracts with an aggregate notional amount of C$33.5 million to manage our exposure to fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar resulting from our Canadian operations during the 2017 calendar year. Each forward contract effectively fixes the exchange rate we will receive for each Canadian dollar we sell to the counterparty. One of these forward contracts will settle at the end of each fiscal quarter during 2017 and secures an exchange rate where a Canadian dollar is exchanged for an amount between 0.7804 and 0.7809 U.S. dollars.

The following tables present summarized information about our outstanding foreign currency contracts:

	June 30, 2016
	Notional (C$)		Forward Rate (1)	Market Price (1)	Fair Value
					(in thousands)
Forward contracts maturing in 2017
March 31, 2017	C$	8,300,000	0.7804	0.7715	$74
June 30, 2017	C$	8,400,000	0.7805	0.7716	75
September 29, 2017	C$	8,400,000	0.7807	0.7717	75
December 29, 2017	C$	8,400,000	0.7809	0.7718	76
Total					$300

(1)
Forward rates and market prices are denoted in amounts where a Canadian dollar is exchanged for the indicated amount of U.S. dollars. The forward rate represents the rate we will receive upon settlement and the market price represents the rate we would expect to pay had the contract been settled on June 30, 2016.

	June 30, 2016					December 31, 2015
	Notional (C$)		Strike Price (1)	Market Price (1)	Fair Value	Fair Value
					(in thousands)
Option contracts maturing in 2016
March 31, 2016 Puts (purchased)	C$	7,907,580	0.8400	—	$—	$921
March 31, 2016 Calls (written)	C$	7,907,580	0.8600	—	—	—
June 30, 2016 Puts (purchased)	C$	7,939,530	0.8400	—	—	921
June 30, 2016 Calls (written)	C$	7,939,530	0.8600	—	—	—
September 30, 2016 Puts (purchased)	C$	8,053,380	0.8400	0.7718	546	931
September 30, 2016 Calls (written)	C$	8,053,380	0.8600	0.7718	(1)	(3)
December 30, 2016 Puts (purchased)	C$	8,110,800	0.8400	0.7718	564	941
December 30, 2016 Calls (written)	C$	8,110,800	0.8600	0.7718	(10)	(6)
Total					$1,099	$3,705

(1)	Strike and market prices are denoted in amounts where a Canadian dollar is exchanged for the indicated amount of U.S. dollars.

Item 4.	Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We did not make any changes in our internal control over financial reporting during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. No material changes to such risk factors have occurred during the three and six months ended June 30, 2016.
Item 6. Exhibits
Reference is made to the "Index of Exhibits" following the signature page, which we hereby incorporate into this Item.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	August 4, 2016	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	August 4, 2016	By:	/s/ Adam Altsuler
Adam Altsuler Chief Financial Officer (Principal Financial Officer)

Index of Exhibits
Exhibit Number	Description

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