Form 10-Q
period 2016-09-30
USD Partners LP
filed 2016-11-03
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐    NO  ☒
As of November 1, 2016, there were 14,185,599 common units, 8,370,836 subordinated units, 138,750 Class A units and 461,136 general partner units outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in general economic conditions; (2) the effects of competition, in particular, by pipelines and other terminalling facilities; (3) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (4) the supply of, and demand for, rail terminalling services for crude oil and biofuels; (5) our limited history as a separate public partnership; (6) the price and availability of debt and equity financing; (7) hazards and operating risks that may not be covered fully by insurance; (8) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (9) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (10) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs; and (11) our ability to successfully identify and finance acquisitions and other growth opportunities. For additional factors that may affect our results, see “Item 1A. Risk Factors” included elsewhere in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and subsequent Quarterly Reports on Form 10-Q, which are available to the public over the Internet at the U.S. Securities and Exchange Commission’s, or SEC, website (www.sec.gov) and at our website (www.usdpartners.com).

i

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited; in thousands, except per unit amounts)
Revenues
Terminalling services	$24,078	$15,973	$69,560	$38,639
Terminalling services — related party	1,736	1,735	5,142	3,538
Railroad incentives	24	18	61	45
Fleet leases	643	2,036	1,933	5,820
Fleet leases — related party	890	1,013	2,671	3,234
Fleet services	475	156	613	467
Fleet services — related party	279	681	1,647	2,223
Freight and other reimbursables	218	152	944	1,639
Freight and other reimbursables — related party	—	33	—	95
Total revenues	28,343	21,797	82,571	55,700
Operating costs
Subcontracted rail services	2,004	1,535	6,073	5,984
Pipeline fees	5,492	5,256	15,544	11,659
Fleet leases	1,534	3,049	4,605	9,054
Freight and other reimbursables	218	185	944	1,734
Selling, general and administrative	3,251	2,586	9,871	7,036
Selling, general and administrative — related party	1,438	1,080	4,369	3,366
Depreciation and amortization	4,906	1,055	14,725	3,244
Total operating costs	18,843	14,746	56,131	42,077
Operating income	9,500	7,051	26,440	13,623
Interest expense	2,572	923	7,288	2,910
Loss (gain) associated with derivative instruments	(349)	(2,341)	921	(4,072)
Foreign currency transaction loss (gain)	25	2	(120)	(381)
Income before provision for income taxes	7,252	8,467	18,351	15,166
Provision (benefit) for income taxes	(5,579)	2,142	(1,865)	4,148
Net income	$12,831	$6,325	$20,216	$11,018
Net income attributable to limited partner interests	$12,575	$6,198	$19,813	$10,797
Net income per common unit (basic and diluted)(Note 2)	$0.49	$0.30	$0.89	$0.52
Weighted average common units outstanding	14,182	10,214	13,760	10,214
Net income per subordinated unit (basic and diluted)(Note 2)	$0.49	$0.30	$0.85	$0.52
Weighted average subordinated units outstanding	8,371	10,464	8,768	10,464

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited; in thousands)
Net income	$12,831	$6,325	$20,216	$11,018
Other comprehensive income (loss) — foreign currency translation	(105)	(110)	675	197
Comprehensive income	$12,726	$6,215	$20,891	$11,215

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(unaudited; in thousands)
Cash flows from operating activities:
Net income	$20,216	$11,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,725	3,244
Loss (gain) associated with derivative instruments	921	(4,072)
Settlement of derivative contracts	1,640	2,885
Amortization of deferred financing costs	646	471
Unit based compensation expense	2,824	2,168
Deferred income taxes	2	837
Changes in operating assets and liabilities:
Accounts receivable	168	1,468
Accounts receivable — related party	67	(168)
Prepaid expenses and other current assets	(3,037)	(3,149)
Accounts payable and accrued expenses	(1,377)	(788)
Accounts payable and accrued expenses — related party	1,467	(849)
Deferred revenue and other liabilities	2,284	12,015
Deferred revenue — related party	(2,783)	900
Change in restricted cash	(664)	297
Net cash provided by operating activities	37,099	26,277
Cash flows from investing activities:
Additions of property and equipment	(471)	(1,424)
Purchase of derivative contracts	—	(1,167)
Net cash used in investing activities	(471)	(2,591)
Cash flows from financing activities:
Distributions	(21,943)	(17,695)
Vested phantom units used for payment of participant withholding taxes	(77)	—
Proceeds from long-term debt	15,000	18,000
Repayment of long-term debt	(30,831)	(22,728)
Net cash used in financing activities	(37,851)	(22,423)
Effect of exchange rates on cash	559	(442)
Net change in cash and cash equivalents	(664)	821
Cash and cash equivalents – beginning of period	10,500	40,249
Cash and cash equivalents – end of period	$9,836	$41,070

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited; in thousands, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$9,836	$10,500
Restricted cash	5,564	4,640
Accounts receivable, net	4,255	4,333
Accounts receivable — related party	396	1,889
Prepaid expenses	10,514	10,191
Other current assets	5,425	3,908
Total current assets	35,990	35,461
Property and equipment, net	131,662	133,010
Intangible assets, net	115,070	124,581
Goodwill	33,970	33,970
Other non-current assets	370	1,376
Total assets	$317,062	$328,398

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$2,751	$4,092
Accounts payable and accrued expenses — related party	219	232
Deferred revenue, current portion	27,607	22,158
Deferred revenue, current portion — related party	4,448	5,485
Other current liabilities	2,406	2,914
Total current liabilities	37,431	34,881
Long-term debt, net	226,800	239,444
Deferred revenue, net of current portion	821	2,022
Deferred revenue, net of current portion — related party	—	1,542
Deferred income tax liability	792	749
Total liabilities	265,844	278,638
Commitments and contingencies (Note 11)
Partners' capital
Common units (14,181,996 and 11,947,127 outstanding at September 30, 2016 and December 31, 2015, respectively)	124,244	141,374
Class A units (138,750 and 185,000 outstanding at September 30, 2016 and December 31, 2015, respectively)	1,639	1,749
Subordinated units (8,370,836 and 10,463,545 outstanding at September 30, 2016 and December 31, 2015, respectively)	(75,387)	(93,445)
General partner units (461,136 outstanding at September 30, 2016 and December 31, 2015)	185	220
Accumulated other comprehensive income (loss)	537	(138)
Total partners' capital	51,218	49,760
Total liabilities and partners' capital	$317,062	$328,398

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Nine Months Ended September 30,
	2016		2015
	Units	Amount	Units	Amount
	(unaudited; in thousands, except unit amounts)
Common units
Beginning balance	11,947,127	$141,374	10,213,545	$127,865
Conversion of units	2,138,959	(18,300)	—	—
Common units issued for vested phantom units	95,910	(77)	—	—
Net income	—	12,220	—	5,280
Unit based compensation expense	—	1,805	—	794
Distributions	—	(12,778)	—	(8,490)
Ending balance	14,181,996	124,244	10,213,545	125,449
Class A units
Beginning balance	185,000	1,749	220,000	550
Conversion of units	(46,250)	(871)	—	—
Net income	—	125	—	96
Unit based compensation expense	—	782	—	1,546
Forfeited units	—	—	(35,000)	(245)
Distributions	—	(146)	—	(154)
Ending balance	138,750	1,639	185,000	1,793
Subordinated units
Beginning balance	10,463,545	(93,445)	10,463,545	(90,214)
Conversion of units	(2,092,709)	19,171	—	—
Net income	—	7,468	—	5,421
Distributions	—	(8,581)	—	(8,698)
Ending balance	8,370,836	(75,387)	10,463,545	(93,491)
General Partner units
Beginning balance	461,136	220	427,083	12
Net income	—	403	—	221
Distributions	—	(438)	—	(353)
Ending balance	461,136	185	427,083	(120)
Accumulated other comprehensive income (loss)
Beginning balance		(138)		(18)
Cumulative translation adjustment		675		197
Ending balance		537		179
Total partners’ capital at September 30,		$51,218		$33,810

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
USD Partners LP and its consolidated subsidiaries, collectively referred to herein as we, us, our, the Partnership and USDP, is a fee-based, growth-oriented master limited partnership formed in 2014 by US Development Group LLC, or USD, through its wholly-owned subsidiary, USD Group LLC, or USDG. We were formed to acquire, develop and operate energy-related logistics assets, including rail terminals and other high-quality and complementary midstream infrastructure. We generate substantially all of our operating cash flows from multi-year, take-or-pay contracts for crude oil terminalling services, such as railcar loading for transportation to end markets, storage and blending in on-site tanks, as well as related logistics services. In addition, we provide our customers with railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail under multi-year, take-or-pay contracts. We do not take ownership of the products that we handle nor do we receive any payments from our customers based on the value of such products. Our common units are traded on the New York Stock Exchange, or NYSE, under the symbol USDP.

Basis of Presentation
Our accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of our management, they contain all adjustments, consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of September 30, 2016, our results of operations for the three and nine months ended September 30, 2016 and 2015, and our cash flows for the nine months ended September 30, 2016 and 2015. We derived our consolidated balance sheet as of December 31, 2015, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our results of operations for the three and nine months ended September 30, 2016 and 2015, should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Thereafter	Amounts above $0.431250	50%	50%

(1)    Assumes our general partner maintains a 2% general partner interest in us.

We determined basic and diluted net income per limited partner unit as set forth in the following tables:

	Three Months Ended September 30, 2016
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$7,859	$4,639	$77	$256	$12,831
Less: Distributable earnings (2)	4,733	2,792	46	154	7,725
Excess net income	$3,126	$1,847	$31	$102	$5,106
Weighted average units outstanding (3)	14,182	8,371	139	461	23,153
Distributable earnings per unit (4)	$0.33	$0.33	$0.33
Undistributed earnings per unit (5)	0.16	0.16	0.16
Net income per limited partner unit (basic and diluted)	$0.49	$0.49	$0.49

(1)	Represents earnings allocated to each class of units based on the actual ownership of the Partnership during the period.

(2)
Represents the distributions payable for the period based upon the quarterly distribution amount of $0.3225 per unit, or $1.29 per unit on an annualized basis. Amounts presented for each class of unit include a proportionate amount of the $257 thousand distributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding for the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)
Represents the additional amount per unit necessary to distribute the excess net income for the period among our limited partners, our general partner and the holder of the IDRs according to the distribution formula for available cash as set forth in our partnership agreement.

	Three Months Ended September 30, 2015
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$3,030	$3,112	$56	$127	$6,325
Less: Distributable earnings (2)	3,033	3,107	55	127	6,322
Excess net income (distributions)	$(3)	$5	$1	$—	$3
Weighted average units outstanding (3)	10,214	10,464	185	427	21,290
Distributable earnings per unit (4)	$0.30	$0.30	$0.30
Undistributed earnings per unit (5)	—	—	—
Net income per limited partner unit (basic and diluted)	$0.30	$0.30	$0.30

(1)	Represents earnings allocated to each class of units based on the actual ownership of the Partnership during the period.

(2)
Represents the distributions paid for the period of $0.2925 per unit for the three months ended September 30, 2015, or $1.17 per unit on an annualized basis. Amounts presented for each class of unit include a proportionate amount of the $95 thousand distributed for the period to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding for the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)
Represents the additional amount per unit necessary to distribute the excess net income for the period among our limited partners, our general partner and the holder of the IDRs according to the distribution formula for available cash as set forth in our partnership agreement.

	Nine Months Ended September 30, 2016
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$12,220	$7,468	$125	$403	$20,216
Less: Distributable earnings (2)	13,867	8,183	135	451	22,636
Distributions in excess of earnings	$(1,647)	$(715)	$(10)	$(48)	$(2,420)
Weighted average units outstanding (3)	13,760	8,768	148	461	23,137
Distributable earnings per unit (4)	$1.01	$0.93	$0.91
Overdistributed earnings per unit (5)	(0.12)	(0.08)	(0.07)
Net income per limited partner unit (basic and diluted)	$0.89	$0.85	$0.84

(1)	Represents earnings allocated to each class of units based on the actual ownership of the Partnership during the period.

(2)
Represents the per unit distributions paid of $0.3075 for the three months ended March 31, 2016, $0.3150 for the three months ended June 30, 2016, and $0.3225 distributable for the three months ended September 30, 2016, representing a year-to-date distribution amount of $0.9450 per unit. Amounts presented for each class of unit include a proportionate amount of the $499 thousand distributed and $257 thousand distributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

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

(2)
Represents the per unit distributions paid of $0.2875 for the three months ended March 31, 2015, $0.2900 for the three months ended June 30, 2015, and $0.2925 for the three months ended September 30, 2015, representing a year-to-date distribution amount of $0.8700 per unit. Amounts presented for each class of unit include a proportionate amount of the $322 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

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

We have included the results of operations of the Casper terminal in our results of operations from the acquisition date. For the three and nine months ended September 30, 2016, the Casper terminal generated revenues of $8.0 million and $24.0 million, and net income of $2.6 million and $7.6 million, respectively.

The following table presents our unaudited pro forma consolidated financial information as if the closing of the Casper terminal acquisition occurred on January 1, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in thousands except per unit amounts)
Total revenues	$30,949	$82,006
Operating income	$9,605	$22,322
Net income	$7,460	$15,219
Earnings per common unit (basic and diluted)	$0.32	$0.66

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

4. PROPERTY AND EQUIPMENT
Our property and equipment consist of the following as of the dates indicated:

	September 30, 2016	December 31, 2015	Estimated Useful Lives (Years)
	(in thousands)
Land	$9,701	$9,549	N/A
Trackage and facilities	114,224	110,557	20
Pipeline	10,307	10,295	20
Equipment	8,620	8,237	5-10
Furniture	45	43	5
Total property and equipment	142,897	138,681
Accumulated depreciation	(13,838)	(8,326)
Construction in progress	2,603	2,655
Property and equipment, net	$131,662	$133,010

The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that is not yet ready to be placed into productive service as of the respective consolidated balance sheet date.

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. Our goodwill originated from our acquisition of the Casper terminal, which is included in our Terminalling services segment. As of September 30, 2016, the carrying amount of our goodwill was $34 million.

We test goodwill for impairment annually based on the carrying values of our reporting units on the first day of the third quarter of each year, or more frequently if events or changes in circumstances suggest that the fair value of a reporting unit is less than its carrying value. During the third quarter of 2016 we completed our impairment analysis of goodwill and determined that the fair value of the Casper terminal exceeded its carrying value at July 1, 2016. Even if our estimate of the fair value of goodwill had been reduced by 9% in our impairment analysis, no impairment charge would have resulted. The critical assumptions used in our analysis include the following:

(1)	A weighted average cost of capital of 10%;

(2)	A capital structure consisting of approximately 35% debt and 65% equity;

(3)	A range of EBITDA multiples derived from equity prices of public companies with similar operating and investment characteristics, from 9x to 10x; and

(4)	A range of EBITDA multiples for transactions based on actual sales and purchases of comparable businesses, from 8.5x to 9.5x.

We measured the fair value of our Casper terminal by using an income analysis, market analysis and transaction analysis with weightings of 50%, 25% and 25%, respectively. Our estimate of fair value required us to use significant unobservable inputs representative of a Level 3 fair value measurement, including assumptions related to the future performance of our Casper terminal. We have not observed any events or circumstances subsequent to our analysis that would suggest the fair value of our Casper terminal is below its carrying amount as of September 30, 2016.

Intangible Assets

Our intangible assets originated from our acquisition of the Casper terminal and consist of the following as of the dates indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Carrying amount:
Customer service agreements	$125,960	$125,960
Other	106	106
Total carrying amount	126,066	126,066
Accumulated amortization:
Customer service agreements	(10,987)	(1,484)
Other	(9)	(1)
Total accumulated amortization	(10,996)	(1,485)
Total intangible assets, net	$115,070	$124,581

Amortization expense associated with intangible assets totaled approximately $3.2 million and $9.5 million, respectively, for the three and nine months ended September 30, 2016.

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

The average interest rate on our outstanding indebtedness was 3.58% at September 30, 2016, and 2.71% at December 31, 2015. At September 30, 2016, we were in compliance with the covenants set forth in our Credit Agreement.

We determined the capacity available to us under the terms of our Credit Agreement was as follows as of the specified dates:

	September 30, 2016	December 31, 2015
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$400.0	$400.0
Less: Term Loan Facility amounts outstanding	20.3	41.5
Revolving Credit Facility amounts outstanding	209.0	201.0
Letters of credit outstanding	—	—
Available under Credit Agreement (1)	$170.7	$157.5

(1)	Pursuant to the terms of our Credit Agreement, our borrowing capacity at September 30, 2016, is limited to 4.5 times our trailing 12-month Consolidated EBITDA.

Interest expense associated with our operations was as follows for the specified periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Interest expense on the Credit Agreement	$2,356	$771	$6,642	$2,439
Amortization of deferred financing costs	216	152	646	471
Total interest expense	$2,572	$923	$7,288	$2,910

Our long-term debt balances included the following components as of the specified dates:

	September 30, 2016	December 31, 2015
	(in thousands)
Term Loan Facility	$20,250	$41,539
Revolving Credit Facility	209,000	201,000
Less: Deferred financing costs, net	(2,450)	(3,095)
Total long-term debt, net	$226,800	$239,444

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

Our deferred revenue also includes amounts collected in advance from customers of our Fleet services business, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We have likewise prepaid the rent on our railcar leases that are associated with the deferred revenue, which we will recognize as expense concurrently with our recognition of the associated revenue.

The following table provides details of our deferred revenue with unrelated customers as reflected in our consolidated balance sheets as of the dates indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Customer prepayments, current portion (1)	$4,180	$1,763
Minimum monthly commitment fees	23,427	20,395
Total deferred revenue, current portion	$27,607	$22,158

Customer prepayments (1)	$821	$2,022
Total deferred revenue, net of current portion	$821	$2,022

(1)	Represents amounts associated with lease payments received in advance from our Fleet services customers.

Refer to Note 10 — Transactions with Related Parties for a discussion of deferred revenues associated with related parties included in our consolidated balance sheets.

8. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson Energy Partnership, or Gibson, under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty terminal is the exclusive means by which crude oil from Gibson's Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty terminal based on a predetermined formula. For the three months ended September 30, 2016 and 2015, we recorded $5.5 million and $5.3 million, respectively, and for the nine months ended September 30, 2016 and 2015, we recorded $15.5 million and $11.7 million, respectively, as "Pipeline fees" in our consolidated statements of income. Additionally, we had prepaid pipeline fees of $6.8 million and $6.4 million as of September 30, 2016 and December 31, 2015, respectively, included in "Prepaid expenses" on our consolidated balance sheets, which will be recognized as expense concurrently with the recognition of revenue that we deferred in connection with our minimum monthly volume commitments.

9. NONCONSOLIDATED VARIABLE INTEREST ENTITIES
In 2014, we entered into purchase, assignment and assumption agreements to assign payment and performance obligations for certain operating lease agreements with lessors, as well as customer fleet service payments related to these operating leases, with unconsolidated entities in which we have variable interests, including LRT Logistics Funding LLC, USD Fleet Funding LLC, USD Fleet Funding Canada Inc., and USD Logistics Funding Canada Inc. We collectively refer to these entities as the VIEs. We treat these companies as variable interest entities, or VIEs, under the applicable accounting guidance due to an insufficient amount of equity invested at risk to finance their activities without additional subordinated financial support. We are not the primary beneficiary of the VIEs, as we do not have power to direct the activities that most significantly affect the economic performance of the VIEs, nor do we have the power to remove the managing member under the terms of the VIE's limited liability company agreements. Accordingly, we do not consolidate the results of the VIEs in our consolidated financial statements.

Prior to July 1, 2016, our activities with the VIEs were treated as related party transactions and disclosed in Note 10 – Transactions with Related Parties due to the managing member of the VIEs being a member of the board of directors of USD. The managing member subsequently transferred ownership and control of the companies to a party that is unaffiliated with USD or us. As a result, for periods following June 30, 2016, we no longer treat the VIEs as related parties.

The following tables summarize the total assets and liabilities between us and the VIEs as reflected in our consolidated balance sheets at September 30, 2016 and December 31, 2015, as well as our maximum exposure to losses from entities in which we have a variable interest, but are not the primary beneficiary. Generally, our maximum exposure to losses is limited to amounts receivable for services we provided, reduced by any deferred revenues.

	September 30, 2016
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable	$230	$—	$—
Deferred revenue, current portion	—	1,298	—
Deferred revenue, net of current portion	—	583	—
	$230	$1,881	$—

	December 31, 2015
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable — related party	$196	$—	$—
Deferred revenue, current portion — related party	—	1,287	—
Deferred revenue, net of current portion — related party	—	1,542	—
	$196	$2,829	$—

We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 2,653 of the railcars to the VIEs, but we have retained certain rights and obligations with respect to the servicing of these railcars.

During the quarter and nine months ended September 30, 2016 and 2015, we provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

10. TRANSACTIONS WITH RELATED PARTIES
Nature of Relationship with Related Parties
USD is engaged in designing, developing, owning and managing large-scale multi-modal logistics centers and other energy-related midstream infrastructure across North America. USD is also the sole owner of USDG and the ultimate parent of our general partner. USD is owned by Energy Capital Partners, Goldman Sachs and certain members of its management.

USDG is the sole owner of our general partner and owns 3,186,254 of our common units and all 8,370,836 of our subordinated units representing a combined 49.9% limited partner interest in us. USDG also provides us with general and administrative support services necessary for the operation and management of our business.

USD Partners GP LLC, our general partner, currently owns all 461,136 of our general partner units representing a 2.0% general partner interest in us, as well as all of our incentive distribution rights. Pursuant to our partnership agreement, our general partner is responsible for our overall governance and operations.

Omnibus Agreement
We are a party to an omnibus agreement with USD, USDG and certain of their subsidiaries, including our general partner, pursuant to which we obtain and make payments for specified services provided to us and for out-of-pocket costs incurred on our behalf. We pay USDG, in equal monthly installments, the annual amount USDG estimates will be payable by us during the calendar year for providing services for our benefit. The omnibus agreement provides that this amount may be adjusted annually to reflect, among other things, changes in the scope of the general and administrative services provided to us due to a contribution, acquisition or disposition of assets by us, or our subsidiaries, or for changes in any law, rule or regulation applicable to us, which affects the cost of providing the general and administrative services. We also reimburse USDG for any out-of-pocket costs and expenses incurred on our behalf in providing general and administrative services to us. This reimbursement is in addition to our reimbursement of our general partner and its affiliates for certain costs and expenses incurred on our behalf for managing our business and operations, as required by our partnership agreement.

The total amounts charged to us under the omnibus agreement for the three months ended September 30, 2016 and 2015, were $1.4 million and $1.1 million, respectively, and for the nine months ended September 30, 2016 and 2015, were $4.4 million and $3.4 million, respectively, which amounts are included in "Selling, general and administrative — related party" in our consolidated statements of income. At September 30, 2016 and December 31, 2015, we had balances payable related to these costs of $0.2 million and $0.2 million, respectively, recorded as "Accounts payable and accrued expenses — related party" in our consolidated balance sheets.

Assignment of costs
During the first quarter of 2015, USDG assumed the obligation to pay a portion of the freight costs associated with the movement of empty railcars related to a customer contract entered into in June 2013, prior to our formation. The assumption was effective as of January 1, 2015, and included reimbursement to us for any amounts we paid subsequent to the effective date. We did not receive any significant reimbursements pursuant to the terms of the assumption agreement during the three and nine months ended September 30, 2016 and the three months ended September 30, 2015. During the nine months ended September 30, 2015, we incurred reimbursable freight costs of $2.9 million, for which we were reimbursed. As of September 30, 2016 and December 31, 2015, we had no amounts receivable from USDG with respect to these costs.

Variable Interest Entities
We entered into purchase, assignment and assumption agreements to assign payment and performance obligations for certain operating lease agreements, as well as customer fleet service payments related to these operating leases, with the VIEs. Prior to July 1, 2016, a member of the board of directors of USD exercised control over the VIEs as its managing member. Subsequent to June 30, 2016, the managing member transferred ownership of the VIEs to a party that is unaffiliated with USD or us. As a result, for periods following June 30, 2016, we no longer treat the VIEs as related parties.

Our related party sales to the VIEs are included in "Fleet services — related party" in the accompanying consolidated statements of income as set forth in the following table for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Related party sales to VIEs	$—	$0.5	$0.8	$1.5

Refer to Note 9 – Nonconsolidated Variable Interest Entities for additional discussion of the VIEs.

Related Party Revenue and Deferred Revenue
We have agreements to provide USD Marketing LLC, or USDM, a wholly-owned subsidiary of USDG, terminalling and fleet services with respect to our Hardisty terminal operations, which include reimbursement for certain out-of-pocket expenses incurred by us. The terms and conditions of these agreements are similar to the terms and conditions of our agreements with unrelated parties at the Hardisty terminal.

Our related party sales to USDM are presented in the following table for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Terminalling services — related party	$1,736	$1,735	$5,142	$3,538
Fleet leases — related party	890	1,013	2,671	3,234
Fleet services — related party	279	214	837	686
Freight and other reimbursables — related party	—	33	—	95
	$2,905	$2,995	$8,650	$7,553

We had $0.4 million and $1.7 million of receivables from USDM as of September 30, 2016 and December 31, 2015, respectively, recorded in "Accounts receivable — related party." We also had deferred revenue related to USDM recorded in "Deferred revenue, current portion — related party" of $4.4 million and $4.2 million as of September 30, 2016 and December 31, 2015, respectively.

Cash Distributions
During the nine months ended September 30, 2016, we paid the following aggregate cash distributions to USDG as a holder of our common units and the sole owner of our subordinated units and to USD Partners GP LLC for their general partner interest.

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
February 4, 2016	February 15, 2016	February 19, 2016	$3,467	$138
April 28, 2016	May 9, 2016	May 13, 2016	3,554	142
July 28, 2016	August 8, 2016	August 12, 2016	3,640	145
			$10,661	$425

Transition Services Agreement
In connection with our acquisition of the Casper terminal in November 2015, we entered into a transition services agreement with Cogent Energy Solutions, LLC, or Cogent, pursuant to which Cogent provided certain accounting, administrative, customer support and information technology support services to the Casper terminal for three months following the closing date, while we transitioned such services to our management. Two officers of an affiliate of our general partner are the principal owners of Cogent. As a result, these officers are considered to be beneficiaries of this agreement. Pursuant to the terms of this agreement, we incurred approximately $52 thousand of expenses for the nine months ended September 30, 2016.

11. COMMITMENTS AND CONTINGENCIES
From time to time, we may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. We do not believe that we are currently a party to any such proceedings that will have a material adverse impact on our financial condition or results of operations.

In connection with the railcar services we provide, we regularly incur railcar cleanup and repair costs upon our return of these railcars to the lessors. We typically pass such costs on to our customers pursuant to the terms of our lease agreements with them. A legacy customer associated with a terminal sold by USD prior to our IPO has returned over 320 railcars to us, approximately 210 of which the lessors claim require additional cleaning and repair from alleged corrosion. We are currently in discussions with the lessors and our customer regarding the validity of these additional costs. We believe that our customer will ultimately be responsible for any costs associated with these returns, and USD has agreed to indemnify us to the extent that we are unable to recover any such costs from our customer.

12. SEGMENT REPORTING
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

The following tables summarize our reportable segment data:

	Three Months Ended September 30, 2016
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$24,078	$—	$—	$24,078
Terminalling services — related party	1,736	—	—	1,736
Railroad incentives	24	—	—	24
Fleet leases	—	643	—	643
Fleet leases — related party	—	890	—	890
Fleet services	—	475	—	475
Fleet services — related party	—	279	—	279
Freight and other reimbursables	—	218	—	218
Freight and other reimbursables — related party	—	—	—	—
Total revenues	25,838	2,505	—	28,343
Operating costs
Subcontracted rail services	2,004	—	—	2,004
Pipeline fees	5,492	—	—	5,492
Fleet leases	—	1,534	—	1,534
Freight and other reimbursables	—	218	—	218
Selling, general and administrative	1,909	325	2,455	4,689
Depreciation and amortization	4,906	—	—	4,906
Total operating costs	14,311	2,077	2,455	18,843
Operating income (loss)	11,527	428	(2,455)	9,500
Interest expense	286	—	2,286	2,572
Gain associated with derivative instruments	(349)	—	—	(349)
Foreign currency transaction loss (gain)	31	(2)	(4)	25
Provision (benefit) for income taxes	(5,739)	160	—	(5,579)
Net income (loss)	$17,298	$270	$(4,737)	$12,831

	Three Months Ended September 30, 2015
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$15,973	$—	$—	$15,973
Terminalling services — related party	1,735	—	—	1,735
Railroad incentives	18	—	—	18
Fleet leases	—	2,036	—	2,036
Fleet leases — related party	—	1,013	—	1,013
Fleet services	—	156	—	156
Fleet services — related party	—	681	—	681
Freight and other reimbursables	—	152	—	152
Freight and other reimbursables — related party	—	33	—	33
Total revenues	17,726	4,071	—	21,797
Operating costs
Subcontracted rail services	1,535	—	—	1,535
Pipeline fees	5,256	—	—	5,256
Fleet leases	—	3,049	—	3,049
Freight and other reimbursables	—	185	—	185
Selling, general and administrative	1,402	297	1,967	3,666
Depreciation and amortization	1,055	—	—	1,055
Total operating costs	9,248	3,531	1,967	14,746
Operating income (loss)	8,478	540	(1,967)	7,051
Interest expense	466	—	457	923
Gain associated with derivative instruments	(2,341)	—	—	(2,341)
Foreign currency transaction loss (gain)	(17)	19	—	2
Provision for income taxes	1,931	211	—	2,142
Net income (loss)	$8,439	$310	$(2,424)	$6,325

	Nine Months Ended September 30, 2016
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$69,560	$—	$—	$69,560
Terminalling services — related party	5,142	—	—	5,142
Railroad incentives	61	—	—	61
Fleet leases	—	1,933	—	1,933
Fleet leases — related party	—	2,671	—	2,671
Fleet services	—	613	—	613
Fleet services — related party	—	1,647	—	1,647
Freight and other reimbursables	12	932	—	944
Freight and other reimbursables — related party	—	—	—	—
Total revenues	74,775	7,796	—	82,571
Operating costs
Subcontracted rail services	6,073	—	—	6,073
Pipeline fees	15,544	—	—	15,544
Fleet leases	—	4,605	—	4,605
Freight and other reimbursables	12	932	—	944
Selling, general and administrative	5,706	872	7,662	14,240
Depreciation and amortization	14,725	—	—	14,725
Total operating costs	42,060	6,409	7,662	56,131
Operating income (loss)	32,715	1,387	(7,662)	26,440
Interest expense	968	—	6,320	7,288
Loss associated with derivative instruments	921	—	—	921
Foreign currency transaction gain	(44)	(72)	(4)	(120)
Provision (benefit) for income taxes	(2,008)	142	1	(1,865)
Net income (loss)	$32,878	$1,317	$(13,979)	$20,216
Total assets	$309,357	$5,754	$1,951	$317,062

	Nine Months Ended September 30, 2015
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$38,639	$—	$—	$38,639
Terminalling services — related party	3,538	—	—	3,538
Railroad incentives	45	—	—	45
Fleet leases	—	5,820	—	5,820
Fleet leases — related party	—	3,234	—	3,234
Fleet services	—	467	—	467
Fleet services — related party	—	2,223	—	2,223
Freight and other reimbursables	—	1,639	—	1,639
Freight and other reimbursables — related party	—	95	—	95
Total revenues	42,222	13,478	—	55,700
Operating costs
Subcontracted rail services	5,984	—	—	5,984
Pipeline fees	11,659	—	—	11,659
Fleet leases	—	9,054	—	9,054
Freight and other reimbursables	—	1,734	—	1,734
Selling, general and administrative	3,944	761	5,697	10,402
Depreciation and amortization	3,244	—	—	3,244
Total operating costs	24,831	11,549	5,697	42,077
Operating income (loss)	17,391	1,929	(5,697)	13,623
Interest expense	1,640	—	1,270	2,910
Gain associated with derivative instruments	(4,072)	—	—	(4,072)
Foreign currency transaction loss (gain)	37	(8)	(410)	(381)
Provision for income taxes	3,911	236	1	4,148
Net income (loss)	$15,875	$1,701	$(6,558)	$11,018
Total assets	$90,812	$11,198	$39,395	$141,405

Segment Adjusted EBITDA
The following table provides a reconciliation of Segment Adjusted EBITDA to Net cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Segment Adjusted EBITDA
Terminalling services	$17,080	$10,387	$50,310	$31,547
Fleet services	428	540	1,387	1,929
Corporate activities (1)	(1,328)	(1,200)	(4,838)	(3,529)
Total Adjusted EBITDA	16,180	9,727	46,859	29,947
Add (deduct):
Amortization of deferred financing costs	216	152	646	471
Deferred income taxes	98	(41)	2	837
Changes in accounts receivable and other assets	(4,309)	2,996	(2,802)	(1,849)
Changes in accounts payable and accrued expenses	2,027	608	90	(1,637)
Changes in deferred revenue and other liabilities	(2,599)	286	(499)	12,915
Change in restricted cash	(31)	(26)	(664)	297
Interest expense	(2,572)	(923)	(7,288)	(2,910)
Benefit (provision) for income taxes	5,579	(2,142)	1,865	(4,148)
Foreign currency transaction gain (loss)(2)	(25)	(2)	120	381
Deferred revenue associated with minimum monthly commitment fees (3)	(43)	353	(1,230)	(8,027)
Net cash provided by operating activities	$14,521	$10,988	$37,099	$26,277

(1)	Corporate activities represent corporate and financing transactions that are not allocated to our established reporting segments.

(2)	Represents foreign exchange transactions gains or losses associated with activities between our U.S. and Canadian subsidiaries.

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

13. INCOME TAXES
U.S. federal and state income taxes
We are treated as a partnership for U.S. federal and most state income tax purposes, with each partner being separately taxed on their share of our taxable income. One of our subsidiaries, USD Rail LP, has elected to be classified as an entity taxable as a corporation for U.S. federal income tax purposes. We are also subject to state franchise tax in the state of Texas, which is treated as an income tax under the applicable accounting guidance. Our U.S. federal income tax expense for the three and nine months ended September 30, 2016, is based upon our estimated annual effective federal income tax rate of 34%, as applied to USD Rail LP's taxable income of $0.4 million and loss of $0.8 million, respectively. As a result of the year-to-date loss for income tax purposes, we did not record a provision for U.S. federal income tax with respect to these periods. For the three and nine months ended September 30, 2015, we utilized U.S. federal net operating loss carryforwards to partially offset our taxable income of $0.6 million and $1.3 million, respectively.

Foreign income taxes
Our Canadian operations are conducted through entities that are subject to Canadian federal and provincial income taxes. The Canadian federal income tax rate on business income is currently 15%. In June 2015, the Canadian province of Alberta enacted a tax rate increase which raised income tax rates on Alberta businesses from a previous rate of 10% to an effective rate of 11% for all of 2015, further increasing to 12% beginning on January 1, 2016. As a result, we recognized income tax liabilities and expenses in our consolidated financial statements for the three and nine months ended September 30, 2016, based upon the combined federal and provincial income tax rate of 27% as applied to the pretax book income of our Canadian operations. The combined rate was also used to compute deferred income tax expense, which is the result of temporary differences that are expected to reverse in the future. No operating loss carryforwards were available to offset our taxable income for the three months ended September 30, 2015. However, we used $2.6 million of available net operating loss carryforwards to offset our taxable income for the nine months ended September 30, 2015. As a result, our effective Canadian income tax rates for the three and nine months ended September 30, 2015 were 26% and 21%, respectively.

In 2016, prior to filing our 2015 Canadian tax returns, we adopted a methodology for determining the return attributable to our Canadian subsidiaries based upon completion of a study we initially commissioned in 2015. The methodology for determining the return attributable to our Canadian subsidiaries supported by this study resulted in a reduction of our Canadian income tax liability for the 2015 tax year by $4.4 million. The resulting decrease in our Canadian income tax liability was reflected in our third quarter 2016 income statement as a reduction to our 2016 provision for income taxes. We have also included $3.6 million of expected benefit in our 2016 provision for income taxes for the lower Canadian income tax liability we anticipate for 2016 as a result of the methodology we adopted for determining the return attributable to our Canadian subsidiaries.

Combined effective income tax rate
We determined our 2016 income tax expense based upon our estimated annual effective income tax rate of approximately 17% on a consolidated basis for fiscal year 2016, which rate is attributable to the multiple domestic and foreign tax jurisdictions to which we are subject.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Current income tax expense (benefit)
U.S. federal income tax	$—	$133	$—	$133
State income tax	14	90	44	133
Canadian federal and provincial income taxes	(5,691)	1,960	(1,911)	3,045
Total current income tax expense (benefit)	(5,677)	2,183	(1,867)	3,311
Deferred income tax expense (benefit)
U.S. federal income tax	147	—	147	—
Canadian federal and provincial income taxes	(49)	(41)	(145)	837
Total change in deferred income tax expense	98	(41)	2	837
Total income tax expense (benefit)	$(5,579)	$2,142	$(1,865)	$4,148

The reconciliation between income tax expense based on the U.S. federal statutory income tax rate and our effective income tax expense is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Income tax expense at the U.S. federal statutory rate	$2,465	$2,878	$6,239	$5,156
Income (loss) attributable to partnership not subject to income tax	(9,477)	(40)	(8,318)	380
Foreign income tax rate differential	1,668	(548)	709	(1,215)
Other	45	107	(17)	89
State income tax expense	14	90	44	133
Change in valuation allowance	(294)	(345)	(522)	(395)
Total income tax expense (benefit)	$(5,579)	$2,142	$(1,865)	$4,148

We have adopted the provisions of ASU 2015-17. Accordingly, we have classified all deferred income tax liabilities as non-current in our consolidated balance sheets at September 30, 2016 and December 31, 2015.

Our deferred income tax assets and liabilities reflect the income tax effect of differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Major components of deferred income tax assets and liabilities associated with our operations were as follows as of the dates indicated:

	September 30, 2016
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Deferred revenues	$279	$—	$279
Capital loss carryforwards	—	448	448
Operating loss carryforwards	287	—	287
Deferred income tax liabilities
Prepaid expenses	(713)	—	(713)
Property and equipment	—	(645)	(645)
Deferred tax liability	(147)	(197)	(344)
Valuation allowance	—	(448)	(448)
Net deferred income tax liability	$(147)	$(645)	$(792)

	December 31, 2015
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Deferred revenues	$1,212	$—	$1,212
Capital loss carryforwards	—	424	424
Operating loss carryforwards	7	—	7
Deferred income tax liabilities
Prepaid expenses	(673)	—	(673)
Property and equipment	—	(749)	(749)
Deferred tax asset (liability)	546	(325)	221
Valuation allowance	(546)	(424)	(970)
Net deferred income tax liability	$—	$(749)	$(749)

Our available Canadian loss carryforwards totaled approximately $4.6 million and $4.9 million as of September 30, 2016 and December 31, 2015, respectively, and will begin expiring in 2033. Our U.S. loss carryforwards applicable to USD Rail LP totaled $0.8 million as of September 30, 2016, and will begin expiring in 2036. We have not recognized a benefit for these U.S. and Canadian loss carryforwards, as we currently consider it to be more likely than not that the benefits from the loss carryforwards will not be realized.

We are subject to examination by the taxing authorities for the years ended December 31, 2014 and 2015. USD has agreed to indemnify us for all federal, state and local tax liabilities for periods preceding October 15, 2014, the closing date of our initial public offering. We did not have any unrecognized income tax benefits or any income tax reserves for uncertain tax positions as of September 30, 2016 and December 31, 2015.

14. DERIVATIVE FINANCIAL INSTRUMENTS
Our net income and cash flows are subject to fluctuations resulting from changes in interest rates on our variable rate debt obligations and foreign currency exchange rates, particularly with respect to the U.S. dollar and the Canadian dollar. At September 30, 2016 and December 31, 2015, we did not employ any derivative financial instruments to manage our exposure to fluctuations in interest rates, although we may use derivative financial instruments, including swaps, options and other financial instruments with similar characteristics, to manage this exposure in the future.

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

Derivative Positions
We record all of our derivative financial instruments at their fair values in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Other current assets	$1,011	$3,705
Other non-current assets	133	—
	$1,144	$3,705

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Loss (gain) associated with derivative instruments	$(349)	$(2,341)	$921	$(4,072)

We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy. The following tables present summarized information about the fair values of our outstanding foreign currency contracts:

	September 30, 2016
	Notional (C$)		Forward Rate (1)	Market Price (1)	Fair Value
					(in thousands)
Forward contracts maturing in 2017
March 31, 2017	C$	8,300,000	0.7804	0.7634	$141
June 30, 2017	C$	8,400,000	0.7805	0.7639	139
September 29, 2017	C$	8,400,000	0.7807	0.7644	137
December 29, 2017	C$	8,400,000	0.7809	0.7650	133
Total					$550

(1)
Forward rates and market prices are denoted in amounts where a Canadian dollar is exchanged for the indicated amount of U.S. dollars. The forward rate represents the rate we will receive upon settlement and the market price represents the rate we would expect to pay had the contract been settled on September 30, 2016.

	September 30, 2016					December 31, 2015
	Notional (C$)		Strike Price (1)	Market Price (1)	Fair Value	Fair Value
					(in thousands)
Option contracts maturing in 2016
March 31, 2016 Puts (purchased)	C$	7,907,580	0.8400	—	$—	$921
March 31, 2016 Calls (written)	C$	7,907,580	0.8600	—	—	—
June 30, 2016 Puts (purchased)	C$	7,939,530	0.8400	—	—	921
June 30, 2016 Calls (written)	C$	7,939,530	0.8600	—	—	—
September 30, 2016 Puts (purchased)	C$	8,053,380	0.8400	—	—	931
September 30, 2016 Calls (written)	C$	8,053,380	0.8600	—	—	(3)
December 30, 2016 Puts (purchased)	C$	8,110,800	0.8400	0.7609	594	941
December 30, 2016 Calls (written)	C$	8,110,800	0.8600	0.7609	—	(6)
Total					$594	$3,705

(1)	Strike and market prices are denoted in amounts where a Canadian dollar is exchanged for the indicated amount of U.S. dollars.

We record the fair market value of our derivative financial instruments in our consolidated balance sheets as current and non-current assets or liabilities on a net basis by counterparty. The terms of the International Swaps and Derivatives Association Master Agreement, which governs our financial contracts and include master netting agreements, allow the parties to our derivative contracts to elect net settlement in respect of all transactions under the agreements. The effect of the rights of offset are presented in the tables below as of the dates indicated.

	September 30, 2016
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$1,011	$133	$—	$—	$1,144
Effects of netting arrangements	—	—	—	—	—
Fair value of derivatives — net presentation	$1,011	$133	$—	$—	$1,144

	December 31, 2015
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$3,714	$—	$(9)	$—	$3,705
Effects of netting arrangements	(9)	—	9	—	—
Fair value of derivatives — net presentation	$3,705	$—	$—	$—	$3,705

15. PARTNERS' CAPITAL
Our common units and subordinated units represent limited partner interests in us. The holders of our common units and subordinated units are entitled to participate in partnership distributions and to exercise the rights and privileges available to limited partners under our partnership agreement.

Our Class A units are limited partner interests in us that entitle the holders to nonforfeitable distributions that are equivalent to the distributions paid to holders of our common units (excluding any arrearages of unpaid minimum quarterly distributions from prior quarters) and, as a result, are considered participating securities. Our Class A units do not have voting rights and vest in four equal annual installments over the four years following the consummation of our IPO only if we grow our annualized distributions each year. If we do not achieve positive distribution growth in any of these years, the Class A units that would otherwise vest for that year will be forfeited. The Class A units contain a conversion feature, which, upon vesting, provides for the conversion of the Class A units into common units based on a conversion factor that is tied to the level of our distribution growth for the applicable year. The conversion factor was 1.00 for the first vesting tranche and will not be more than 1.50 for the second vesting tranche, 1.75 for the third vesting tranche and 2.00 for the final vesting tranche. In February 2016, pursuant to the terms set forth in our partnership agreement, the first vesting tranche of 46,250 Class A units vested. We determined that, upon conversion, each vested Class A unit would receive one common unit based upon our distributions paid for the four preceding quarters. As a result, 46,250 Class A units were converted into 46,250 common units.

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

Subordinated units convert into common units on a one-for-one basis in separate sequential tranches. Each tranche is comprised of 20.0% of the subordinated units issued in conjunction with our IPO. A separate tranche is eligible to convert on or after December 31, 2015 (but no more frequently than once in any twelve-month period), provided on such date (i) distributions of available cash from operating surplus on each of the outstanding common units, Class A units, subordinated units and general partner units equaled or exceeded $1.15 per unit (the annualized minimum quarterly distribution) for the four quarter period immediately preceding that date; (ii) the adjusted operating surplus generated during the four quarter period immediately preceding that date equaled or exceeded the sum of $1.15 per unit (the annualized minimum quarterly distribution) on all of the common units, Class A units, subordinated units and general partner units outstanding during that period on a fully diluted basis; and (iii) there are no arrearages in the payment of the minimum quarterly distribution on our common units. For each successive tranche, the four quarter period specified in clauses (i) and (ii) above must commence after the four quarter period applicable to any prior tranche of subordinated units. In February 2016, pursuant to the terms set forth in our partnership agreement, we converted the first tranche of 2,092,709 of our subordinated units into common units upon satisfaction of the conditions established for conversion.

Pursuant to the terms of the USD Partners LP 2014 Long-Term Incentive Plan, which we refer to as the LTIP, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 107,942 vested during the first quarter of 2016, of which 95,910 were converted into our common units after 12,032 Phantom Units were withheld from participants for the payment of applicable employment-related withholding tax. The conversion of these Phantom Units did not have any economic impact on Partners' Capital, as the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 16 - Unit Based Compensation.

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

16. UNIT BASED COMPENSATION
Class A units
Our Class A units vest over a four year period if established distribution target thresholds are met each year of the four year vesting period. In February 2016, pursuant to the terms set forth in our partnership agreement, the first vesting tranche of 46,250 Class A units vested based upon our distributions paid for the four preceding quarters and were converted on a one-for-one basis into 46,250 common units. The grant date average fair value of all Class A units was $25.71 per unit at September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
Class A units outstanding at beginning of period	185,000	220,000
Vested	(46,250)	—
Forfeited	—	(35,000)
Class A units outstanding at end of period	138,750	185,000

We recognized compensation expense with regard to our Class A units of approximately $0.2 million and $0.5 million for the three months ended September 30, 2016 and 2015, and $0.8 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively, which cost is included in “Selling, general and administrative” in our consolidated statements of income. We did not have any forfeitures during the nine months ended September 30, 2016, whereas 35,000 Class A units were forfeited during the nine months ended September 30, 2015. We have elected to account for actual forfeitures as they occur rather than applying an estimated forfeiture rate when determining compensation expense.

Each holder of a Class A unit is entitled to nonforfeitable cash distributions equal to the product of the number of Class A units outstanding for the participant and the cash distribution per unit paid to our common unitholders. These distributions are included in “Distributions” as presented in our consolidated statements of cash flows and our consolidated statements of partners’ capital. However, any distributions paid on Class A units that are forfeited are reclassified to unit based compensation expense when it is determined that the Class A units are not expected to vest. For the three and nine months ended September 30, 2016 and the three months ended September 30, 2015, we did not recognize any compensation expense for distributions paid on Class A units that are not expected to vest. For the nine months ended September 30, 2015, we recognized $19 thousand as compensation expense for distributions paid on Class A units that were forfeited.

Long-term Incentive Plan
In 2016 and 2015, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 574,873 and 419,551 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our LTIP. The total number of our common units initially authorized for issuance under the LTIP was 1,654,167, of which 706,637 remained available at September 30, 2016. The Phantom Units are subject to all of the terms and conditions of the LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for the 2016 grants were generally determined by reference to a specified dollar amount determined by an allocation formula which included a percentage multiplier of the grantee's base salary, among other factors, converted to a number of units based on the closing price of one of our common units on February 22, 2016, as quoted on the NYSE.

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

The following tables present our Equity-classified Phantom Unit award activity:

	Independent Director and Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2015	24,045	349,976	$12.75
Granted	64,830	471,412	$6.39
Vested	(20,442)	(87,500)	$12.79
Forfeited	—	(2,608)	$7.97
Phantom Unit awards at September 30, 2016	68,433	731,280	$8.50

	Independent Director and Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2014	—	—	$—
Granted	20,442	367,548	$12.80
Forfeited	—	(17,572)	$12.90
Phantom Unit awards at September 30, 2015	20,442	349,976	$12.79

The following tables present our Liability-classified Phantom Unit award activity:

	Independent Director and Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2015	10,256	13,276	$12.78
Granted	21,610	17,021	$6.39
Vested	(10,256)	—	$12.78
Phantom Unit awards at September 30, 2016	21,610	30,297	$8.02

	Independent Director and Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2014	—	—	$—
Granted	10,256	17,702	$12.78
Phantom Unit awards at September 30, 2015	10,256	17,702	$12.78

The fair value of each Phantom Unit on the grant date is equal to the closing market price of our common units on the grant date. We account for the Phantom Unit grants to independent directors and employees of our general partner and its affiliates domiciled in Canada that are paid out in cash upon vesting, throughout the requisite vesting period, by revaluing the unvested Phantom Units outstanding at the end of each reporting period and recording a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of income and recognizing a liability in “Accounts payable and accrued expenses” in our consolidated balance sheets. With respect to the Phantom Units granted to employees of our general partner and its affiliates domiciled in the United States, we amortize the initial grant date fair value over the requisite service period using the straight-line method with a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of income, with an offset to common units within the Partners’ Capital section of our consolidated balance sheet. With respect to the Phantom Units granted to consultants and independent directors of our general partner and its affiliates domiciled in the United States, we revalue the unvested Phantom Units outstanding at the end of each reporting period throughout the requisite service period and record a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of income, with an offset to common units within the Partners’ Capital section of our consolidated balance sheet.

For the three months ended September 30, 2016 and 2015, we recognized $0.9 million and $0.3 million of compensation expense associated with outstanding Phantom Units, and for the nine months ended September 30, 2016 and 2015, we recognized compensation expense of approximately $2.0 million and $0.9 million, respectively. As of September 30, 2016, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $5.9 million, which we expect to recognize over a weighted average period of 2.70 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.

We made payments to holders of the Phantom Units pursuant to the associated DERs granted to them under the Award Agreements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Equity-classified Phantom Units (1)	$252	$107	$612	$219
Liability-classified Phantom Units	16	8	39	16
Total	$268	$115	$651	$235

(1)
We reclassified $2 thousand for the three and nine months ended September 30, 2016, and $5 thousand for the nine months ended September 30, 2015, to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited. We had no reclassifications for the three months ended September 30, 2015, for DERs paid in relation to forfeited Phantom Units.

17. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash paid for income taxes	$2,160	$2,352
Cash paid for interest	$6,558	$2,787

18. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Leases
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2016-02, which amends the FASB Accounting Standards Codification, or ASC, Topic 842, to require balance sheet recognition of lease assets and lease liabilities by lessees for leases classified as operating leases. The amendment provides an option that permits us to elect not to recognize the lease assets and liabilities for leases with a term of 12 months or less. This pronouncement is effective for years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact our adoption of this guidance will have on our consolidated financial statements.

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

19. SUBSEQUENT EVENTS
Distribution to Partners
On October 27, 2016, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.3225 per unit, or $1.29 per unit on an annualized basis, for the three months ended September 30, 2016. The distribution represents an increase of $0.0075 per unit, or 2.4% over the prior quarter distribution per unit, and is 12.2% over our minimum quarterly distribution per unit. The distribution will be paid on November 14, 2016, to unitholders of record at the close of business on November 7, 2016. The distribution will include payment of $3.5 million to our public common unitholders, $45 thousand to the Class A unitholders, an aggregate of $3.7 million to USDG as a holder of our common units and the sole owner of our subordinated units and $149 thousand to USD Partners GP LLC for its general partner interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited consolidated financial statements and accompanying notes included in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Among other things, those consolidated financial statements include more detailed information regarding the basis of presentation for the following discussion and analysis. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in "Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Please also read the "Cautionary Note Regarding Forward-Looking Statements” following the table of contents in this Report.
Throughout the following discussion we denote amounts denominated in Canadian dollars with "C$" immediately prior to the stated amount.
Overview and Recent Developments
We are a fee-based, growth-oriented master limited partnership formed by USD to acquire, develop and operate energy-related logistics assets, including rail terminals and other high-quality and complementary midstream infrastructure. Our principal assets consist of: (i) a crude oil origination terminal in Hardisty, Alberta, Canada, with capacity to load up to two 120-railcar unit trains per day, (ii) a crude oil terminal in Casper, Wyoming, with unit train-capable railcar loading capacity in excess of 100,000 barrels per day, or Bpd, and six customer-dedicated storage tanks with 900,000 barrels, or Bbls, of total capacity and (iii) two unit train-capable ethanol destination terminals in San Antonio, Texas, and West Colton, California. Our terminals provide critical infrastructure allowing our customers to transport energy-related products from multiple supply regions to numerous demand markets that are dependent on these products. In addition, we provide our customers with railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail under multi-year, take-or-pay contracts. As of September 30, 2016, our railcar fleet consisted of 2,993 railcars, which we leased from various railcar manufacturers and financial entities, including 2,108 coiled and insulated, or C&I, railcars.

We generate substantially all of our operating cash flows from multi-year, take-or-pay contracts for crude oil terminalling services, such as railcar loading for transportation to end markets, storage and blending in on-site tanks, as well as related logistics services. We do not take ownership of the products that we handle nor do we receive any payments from our customers based on the value of such products. We believe rail will continue as an important transportation option for energy producers, refiners and marketers due to its unique advantages relative to other transportation means. Specifically, rail transportation of energy-related products provides flexible access to key demand centers on a relatively low fixed-cost basis with faster physical delivery, while preserving the specific quality of customer products over long distances.

Market Update
Substantially all of our operating cash flows are generated from take-or-pay contracts and, as a result, are not directly related to actual throughput volumes at our terminals. Demand for the crude oil loaded at our Hardisty and Casper terminals is primarily influenced by the difference in price between Western Canadian Select, or WCS, and other grades of crude oil processed by refiners, commonly referred to as spreads, rather than absolute price levels. During the third quarter of 2016, the supply of Canadian crude oil available to the market increased relative to the second quarter as production facilities returned to normal operating conditions, following the wildfires that disrupted production during that period, and as new production capacity was brought on line. As a result, the spread between WCS and crude oil benchmarks Brent and West Texas Intermediate widened by 10% and 11%, respectively, relative to the prior quarter. Additionally, the spread between WCS and Maya, an alternative heavy crude oil consumed by refiners in the U.S. Gulf Coast, widened by 66%. This widening of spreads increased the volume of physical crude oil moved from our terminals to refining centers via rail during the third quarter relative to the second quarter of 2016. We expect this trend will continue as recent additions to oil sands production facilities ramp to full operating capacity and as projects currently under construction are completed and brought on line over the next two years.

Certain end users, such as refiners across North America, have made substantial investments in recent years in order to receive and process heavy grades of crude oil, such as those from Western Canada. Additionally, producing companies in Western Canada have made substantial investments in oil sands production facilities, which typically require long lead-times and produce for multiple decades. In June 2016, the Canadian Association of Petroleum Producers projected that the supply of crude oil from Western Canada will grow by approximately 590,000 Bpd by 2020 and 890,000 Bpd by 2025 relative to 2015. More than 400,000 Bpd of new oil sands production capacity is scheduled to be completed by 2017. In support of this growth, our partner at Hardisty, Gibson Energy, recently commissioned 2.9 million barrels of new storage capacity, underpinned by long-term take-or-pay contracts.
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

Terminalling Services
Our terminalling services segment includes our Hardisty, Casper, San Antonio and West Colton terminals. Our Hardisty terminal, which commenced operations in late June 2014, is an origination terminal where we load into railcars various grades of Canadian crude oil received from Gibson's Hardisty storage terminal. Our Hardisty terminal can load up to two 120-railcar unit trains per day and consists of a fixed loading rack with approximately 30 railcar loading positions, a unit train staging area and loop tracks capable of holding five unit trains simultaneously. Our Casper terminal, acquired in November 2015, is a crude oil storage, blending and railcar loading terminal. The terminal currently offers six customer-dedicated storage tanks with 900,000 Bbls of total capacity and unit train-capable railcar loading capacity in excess of 100,000 Bpd. Our Casper terminal is supplied with multiple grades of Canadian crude oil through a direct connection with Spectra Energy Partners' Express Pipeline, as well as local production through two truck unloading units. Our San Antonio terminal, completed in April 2010, is a unit train-capable destination terminal with capacity to transload up to 20,000 bpd of ethanol received from producers by rail onto trucks to meet local ethanol demand in San Antonio and Austin, Texas. Our West Colton terminal, completed in November 2009, is a unit train-capable destination terminal that can transload up to 13,000 bpd of ethanol received by rail from producers onto trucks to meet local demand in the San Bernardino and Riverside County-Inland Empire region of Southern California. The San Antonio terminal and the West Colton terminal each have 20 railcar offloading positions and three truck loading positions. Substantially all of our cash flows are generated from multi-year, take-or-pay terminal services agreements that include minimum monthly commitment fees. Our San Antonio and West Colton terminals operate under traditional fee for service arrangements that provide for a fixed fee per gallon of ethanol offloaded at each terminal.

Fleet Services
We provide our customers with railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail on a multi-year, take-or-pay basis under master fleet services agreements for periods ranging from five to nine years. We do not own any railcars. As of September 30, 2016, our railcar fleet consisted of 2,993 railcars, which we leased from various railcar manufacturers and financial entities, including 2,108 C&I railcars. We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 2,653 of the railcars to other parties, but we have retained certain rights and obligations with respect to the servicing of these railcars.

Under the master fleet services agreements, we provide customers with railcar-specific fleet services, which may include, among other things, the provision of relevant administrative and billing services, the maintenance of railcars in accordance with standard industry practice and applicable laws, the management and tracking of the movement of railcars, the regulatory and administrative reporting and compliance as required in connection with the movement of railcars, and the negotiation for and sourcing of railcars. Our customers typically pay us and our assignees monthly fees per railcar for these services, which include a component for railcar use and a component for fleet services.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to evaluate our performance. We consider these metrics to be significant factors in assessing our operating results and profitability and include: (i) Adjusted EBITDA and DCF; (ii) operating and maintenance expenses; and (iii) volumes. We define Adjusted EBITDA and DCF below.

Adjusted EBITDA and Distributable Cash Flow
We define Adjusted EBITDA as Net cash provided by operating activities adjusted for changes in working capital items, changes in restricted cash, interest expense, income taxes, foreign currency transaction gains and losses, adjustments related to deferred revenue associated with minimum monthly commitment fees and other items which do not affect the underlying cash flows produced by our businesses. Adjusted EBITDA is a non-GAAP, supplemental financial measure used by management and external users of our financial statements, such as investors and commercial banks, to assess:

•	our liquidity and the ability of our business to produce sufficient cash flows to make distributions to our unitholders; and

•	our ability to incur and service debt and fund capital expenditures.

We define Distributable Cash Flow, or DCF, as Adjusted EBITDA less net cash paid for interest, income taxes and maintenance capital expenditures. DCF does not reflect changes in working capital balances. DCF is a non-GAAP, supplemental financial measure used by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the amount of cash available for making distributions to our unitholders;

•	the excess cash being retained for use in enhancing our existing business; and

•	the sustainability of our current distribution rate per unit.

We believe that the presentation of Adjusted EBITDA and DCF in this report provides information that enhances an investor's understanding of our ability to generate cash for payment of distributions and other purposes. The GAAP measure most directly comparable to Adjusted EBITDA and DCF is Net cash provided by operating activities. Adjusted EBITDA and DCF should not be considered as alternatives to Net cash provided by operating activities or any other measure of liquidity presented in accordance with GAAP. Adjusted EBITDA and DCF exclude some, but not all, items that affect cash from operations and these measures may vary among other companies. As a result, Adjusted EBITDA and DCF may not be comparable to similarly titled measures of other companies.

The following table sets forth a reconciliation of Adjusted EBITDA and DCF to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA and Distributable cash flow to Net cash provided by operating activities:
Net cash provided by operating activities	$14,521	$10,988	$37,099	$26,277
Add (deduct):
Amortization of deferred financing costs	(216)	(152)	(646)	(471)
Deferred income taxes	(98)	41	(2)	(837)
Changes in accounts receivable and other assets	4,309	(2,996)	2,802	1,849
Changes in accounts payable and accrued expenses	(2,027)	(608)	(90)	1,637
Changes in deferred revenue and other liabilities	2,599	(286)	499	(12,915)
Change in restricted cash	31	26	664	(297)
Interest expense	2,572	923	7,288	2,910
Provision (benefit) for income taxes	(5,579)	2,142	(1,865)	4,148
Foreign currency transaction loss (gain) (1)	25	2	(120)	(381)
Deferred revenue associated with minimum monthly commitment fees (2)	43	(353)	1,230	8,027
Adjusted EBITDA	16,180	9,727	46,859	29,947
Add (deduct):
Cash received (paid) for income taxes (3)	1,036	(2,070)	(2,160)	(2,352)
Cash paid for interest	(2,571)	(827)	(6,558)	(2,787)
Maintenance capital expenditures	(227)	—	(245)	—
Distributable cash flow	$14,418	$6,830	$37,896	$24,808

(1)	Represents foreign exchange transaction gains or losses associated with activities between our U.S. and Canadian subsidiaries.

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

(3)	Includes amounts we received as a partial refund of approximately $1.4 million (representing C$1.8 million) for our 2015 foreign income taxes.
Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. Given that both our Hardisty and Casper terminals were constructed in 2014, we do not expect to incur significant maintenance expenditures in the near term to maintain the operating capacity of these facilities. We record routine maintenance expenses associated with operating our assets in "Selling, general and administrative" costs in our consolidated statements of income. Our operating and maintenance expenses are comprised primarily of pipeline fees, repairs and maintenance expenses, subcontracted rail expenses, utility costs, insurance premiums and property taxes. In addition, our operating expenses include the cost of leasing railcars from third-party railcar suppliers and the shipping fees charged by railroads, which costs are generally passed through to our customers. Although our assets are relatively new, we expect to incur costs to maintain these assets in compliance with sound business practices, our contractual relationships and to comply with regulatory requirements for operating these assets. We expect our expenses to remain relatively stable, but they may fluctuate from period to period depending on the mix of activities performed during a period and the timing of these expenditures.

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

•	our customers’ utilization of our terminals in excess of their minimum monthly volume commitments;

•	our ability to identify and execute accretive acquisitions and commercialize organic expansion projects to capture incremental volumes; and

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
San Antonio Terminal

In August 2016, we received notification from the customer of our San Antonio terminal stating their intent to terminate their terminalling services agreement with us in early 2017. We are in discussions with other interested parties for utilization of the terminalling capacity, although we cannot make any assurances regarding the outcome of these discussions. If we are unable to secure new business at our San Antonio terminal we, or the railroad from which we lease the terminal, may choose to terminate the lease. During the nine months ended September 30, 2016, our San Antonio terminal contributed less than 3% of our Adjusted EBITDA. As a result, we do not expect the termination of this agreement to have a material impact on our cash flows. Likewise, we do not expect the termination of this agreement to have a material impact on our financial position, or results of operations. The potential impact to us could include, among other possible outcomes, an impairment to our carrying value of the property, as well as any costs associated with the sale or abandonment of the facility, which costs may be significant.

Income Taxes

We completed a study we commissioned in 2015 to evaluate the appropriate return attributable to the activities of our foreign subsidiaries, based upon the performance of risk management and other functions we provide. Based upon the results of this study, we adopted a methodology for determining the return attributable to our Canadian subsidiaries and determined the return initially attributed to the activities of our foreign subsidiaries exceeded the amounts considered to be reasonable based on the functions we provide on behalf of these subsidiaries. As a result, we determined that we had over-estimated our foreign income tax liability for 2015 by approximately $4.4 million. In September 2016, we received a partial refund of approximately $1.4 million (representing C$1.8 million) and anticipate an additional refund of approximately $3.0 million (representing C$3.9 million) in the next several months.

We estimate our provision for income taxes will approximate C$1.4 million for the fourth quarter of 2016 and C$4.5 million for 2017. These estimates of our provisions for income taxes are based upon the current operations of our foreign subsidiaries. These estimates are subject to changes in the underlying operating activities and results of these foreign subsidiaries, as well as the exchange rate between the U.S. dollar and the Canadian dollar, among other factors.

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

Selling, General and Administrative Costs
Our sponsor charges us a fixed annual fee for the management and operation of our assets and for the provision of various centralized administrative services, as well as allocated general and administrative costs and expenses incurred by them on our behalf. In 2016, the fixed annual fee increased by approximately $0.7 million to approximately $3.2 million, primarily as a result of hiring new employees dedicated to our activities.

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

Income Tax Expense
Our Canadian operations are conducted through entities that are subject to Canadian federal and provincial income taxes. The Canadian federal income tax on business income is currently 15%. In June 2015, the Canadian province of Alberta enacted a tax rate increase which raised income tax rates on Alberta businesses from a previous rate of 10% to 11% in 2015 and 12% beginning January 1, 2016. As a result, we recognized income tax liabilities and expenses in our consolidated financial statements based upon these higher income tax rates. Our current income tax expense related to income from our Canadian operations was computed using the combined federal and provincial income tax rate of 27% applicable to taxable income for 2016 compared with 26% for 2015. In addition, we utilized net operating losses relating to our Canadian terminalling business during 2015, to the extent available, to offset Canadian taxable income generated in 2015. For 2016, we have operating loss carryforwards that are only available to apply towards future ordinary taxable income derived from our Canadian railcar business.

In 2016, prior to filing our 2015 Canadian tax returns, we adopted a methodology for determining the return attributable to our Canadian subsidiaries based upon completion of a study we initially commissioned in 2015. The methodology we adopted for determining the return attributable to our Canadian subsidiaries supported by this study resulted in a reduction of our Canadian income tax liability for the 2015 tax year, as reflected in the Canadian income tax returns we filed in 2016. The resulting decrease in our Canadian income tax liability was reflected in our third quarter 2016 income statement as a reduction to our 2016 provision for income taxes. We have also reduced our provision for income taxes in 2016 for the lower expected Canadian income tax liability we anticipate for 2016 as a result of the methodology we adopted for determining the return attributable to our Canadian subsidiaries.

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

The following table summarizes our operating results by business segment and corporate charges for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Operating income (loss)
Terminalling services	$11,527	$8,478	$32,715	$17,391
Fleet services	428	540	1,387	1,929
Corporate and other	(2,455)	(1,967)	(7,662)	(5,697)
Total operating income	9,500	7,051	26,440	13,623
Interest expense	2,572	923	7,288	2,910
Loss (gain) associated with derivative instruments	(349)	(2,341)	921	(4,072)
Foreign currency transaction loss (gain)	25	2	(120)	(381)
Provision (benefit) for income taxes	(5,579)	2,142	(1,865)	4,148
Net income	$12,831	$6,325	$20,216	$11,018
Summary Analysis of Operating Results
Our operating results for the three and nine months ended September 30, 2016, as compared with our operating results for the three and nine months ended September 30, 2015, were largely driven by the operations of our Hardisty and Casper terminals, which contributed approximately $8.2 million and $2.6 million, respectively, to the operating income of our Terminalling services business for the three months ended September 30, 2016, and contributed approximately $23.2 million and $7.7 million, respectively, for the nine months ended September 30, 2016. The increase in operating income at our Hardisty terminal was primarily due to the expiration of make-up rights provisions, which resulted in our recognizing greater amounts of previously deferred revenue during the three and nine months ended September 30, 2016, than in the comparable periods of 2015. Additionally, we acquired the Casper terminal in November 2015, which increased our operating income during the three and nine months ended September 30, 2016, as compared with the same periods in 2015.

Operating income of our Fleet services business decreased for the three and nine months ended September 30, 2016, due to declines in the number of railcars for which we provide services.

Higher interest expense, partially offset the increase in our consolidated operating income for the three and nine months ended September 30, 2016, relative to the same periods of 2015, primarily as a result of amounts we borrowed to purchase the Casper terminal, as well as higher average rates of interest we are charged. Our operating results for the three and nine months ended September 30, 2016, were also affected by gains and losses, respectively, from the revaluation of our foreign currency derivative financial instruments based on exchange rates in effect at September 30, 2016, which affect earnings, but do not affect our cash flows. Further, our 2016 operating results reflect the reduction we made to our 2015 and 2016 Canadian income tax liabilities resulting from the methodology we adopted for determining the appropriate return attributable to the activities of our foreign subsidiaries based on the functions we provide on their behalf. The resulting decrease in our estimated 2015 and 2016 Canadian income tax liabilities was reflected in our third quarter 2016 income statement as a reduction to our 2016 provision for income taxes.

A more comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS - BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues
Terminalling services	$25,814	$17,708	$74,702	$42,177
Railroad incentives	24	18	61	45
Freight and other reimbursables	—	—	12	—
Total revenues	25,838	17,726	74,775	42,222
Operating costs
Subcontracted rail services	2,004	1,535	6,073	5,984
Pipeline fees	5,492	5,256	15,544	11,659
Freight and other reimbursables	—	—	12	—
Selling, general and administrative	1,909	1,402	5,706	3,944
Depreciation and amortization	4,906	1,055	14,725	3,244
Total operating costs	14,311	9,248	42,060	24,831
Operating income	11,527	8,478	32,715	17,391
Interest expense	286	466	968	1,640
Loss (gain) associated with derivative instruments	(349)	(2,341)	921	(4,072)
Foreign currency transaction loss (gain)	31	(17)	(44)	37
Provision (benefit) for income taxes	(5,739)	1,931	(2,008)	3,911
Net income	$17,298	$8,439	$32,878	$15,875
Average daily terminal throughput (bpd)	32,899	25,938	31,680	26,062

Three months ended September 30, 2016 compared with three months ended September 30, 2015
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $8.1 million to $25.8 million for the three months ended September 30, 2016, from $17.7 million for the three months ended September 30, 2015. This increase was primarily due to our acquisition of the Casper terminal, which provided an additional $8.0 million of revenue to our Terminalling services business in the third quarter of 2016. The average exchange rate between the U.S. dollar and the Canadian dollar for the three months ended September 30, 2016, was relatively consistent with the average exchange rate for the three months ended September 30, 2015, resulting in a negligible impact to our revenue for the quarter.

Terminalling services revenue excludes amounts associated with minimum monthly commitment fees we received as payment from our customers that we have deferred and recorded as short-term liabilities in our consolidated balance sheet. We have deferred recognizing this revenue in connection with the minimum monthly commitment fees paid by customers of our Hardisty terminal that are in excess of their actual throughput volumes due to the make-up rights we have granted them under our terminalling services agreements. Customers of our Hardisty terminal can use these make-up rights for periods of up to six months to offset throughput volumes in excess of their minimum monthly commitments in future periods, to the extent capacity is available for the excess volume. We expect to recognize the deferred amounts in revenue as our customers use these rights, upon expiration of the make-up period, or when our customers' ability to utilize those rights is determined to be remote. We recognized approximately $13.0 million of previously deferred revenues during the three months ended September 30, 2016, as compared with $11.8 million during the three months ended September 30, 2015.

Operating Costs
The operating costs of our Terminalling services segment increased $5.1 million to $14.3 million for the three months ended September 30, 2016, as compared with $9.2 million for the three months ended September 30, 2015, primarily as a result of our acquisition of the Casper terminal, which added $5.4 million to our operating costs. The average exchange rate between the U.S. dollar and the Canadian dollar for the three months ended September 30, 2016, was relatively consistent with the average exchange rate for the three months ended September 30, 2015, resulting in a negligible impact to our operating costs for the quarter.

We continue to proactively manage our operating costs in an effort to align with the current business environment, which may result in additional cost savings over the near term. However, we do not expect these benefits to remain over the long term as market and economic conditions improve.

Subcontracted rail services. We subcontract a majority of the services related to the operations of our terminals, which costs are primarily fixed. These subcontracted rail services costs increased $0.5 million to $2.0 million for the three months ended September 30, 2016, from $1.5 million for the three months ended September 30, 2015, primarily due to the additional costs for these services incurred at our Casper terminal during the three months ended September 30, 2016. Additional costs incurred at Casper were mostly offset by our ongoing cost management efforts.

Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson's Hardisty storage terminal to our Hardisty terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty terminal. We may defer recognizing portions of these costs as expense until such time as we recognize the related deferred revenue following the expiration of any make-up rights provisions. Pipeline fees increased $0.2 million to $5.5 million for the three months ended September 30, 2016, from $5.3 million for the three months ended September 30, 2015, primarily due to the increase in revenue we recognized at our Hardisty terminal during the three months ended September 30, 2016, which was previously deferred.

Selling, general and administrative. Selling, general and administrative expenses increased approximately $0.5 million to approximately $1.9 million for the three months ended September 30, 2016, from approximately $1.4 million for the three months ended September 30, 2015, primarily due to the incremental costs associated with our management and operation of the Casper terminal.

Depreciation and amortization. Depreciation and amortization expense increased $3.9 million to $4.9 million for the three months ended September 30, 2016, primarily due to the additional depreciation and amortization expense associated with our Casper terminal.

Other Expenses
Interest expense. Interest expense for our Terminalling services segment decreased by $0.2 million to $0.3 million for the three months ended September 30, 2016, from $0.5 million for the three months ended September 30, 2015, primarily due to the lower average outstanding balance of our Term Loan Facility for the three months ended September 30, 2016, as compared with the three months ended September 30, 2015.

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

From June 30, 2016 to September 30, 2016, the exchange rate between the U.S. dollar and the Canadian dollar decreased from a spot rate of 0.7718 to a spot rate of 0.7609 U.S. dollars for each Canadian dollar, which slightly increased the value of our derivative contracts maturing in 2016. Likewise, the value of our derivative contracts maturing in 2017 increased approximately $0.3 million in value, producing a gain for the three months ended September 30, 2016.

From June 30, 2015 to September 30, 2015, the exchange rate between the U.S. dollar and the Canadian dollar decreased from a spot rate of 0.8093 to a spot rate of 0.7456 U.S. dollars for each Canadian dollar. This decrease in the exchange rate increased the value of our derivative contracts at September 30, 2015, relative to the value at June 30, 2015, producing a gain of $2.3 million for the three months ended September 30, 2015.

Foreign currency transaction loss (gain). Our Terminalling services segment recognized minimal foreign currency transaction losses for both of the three month periods ended September 30, 2016, and September 30, 2015. The foreign currency transaction gains and losses recognized are primarily the result of routine settlement of U.S. dollar denominated transactions with Canadian dollars by our Canadian subsidiaries.

Provision (benefit) for income taxes. A significant amount of our operating income is generated by our Hardisty terminal located in the Canadian province of Alberta. As a Canadian business, operating income from our Hardisty terminal is subject to corporate income tax rates enacted by the Canadian federal and provincial governments, which on a combined basis have increased from 26% in 2015 to 27% for 2016.

Our provision for income taxes for the Terminalling services segment decreased $7.6 million to a benefit of $5.7 million for the three months ended September 30, 2016, as compared with a provision of $1.9 million for the three months ended September 30, 2015. We adopted a methodology for determining the appropriate return attributable to the activities of our foreign subsidiaries based on the functions we provide on their behalf, which resulted in a reduction of our Canadian income tax liabilities for the 2015 and 2016 tax years. The resulting reduction of our Canadian income tax liabilities for 2015 and 2016 was reflected as a decrease to our provision for income taxes during the three months ended September 30, 2016.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $32.6 million to $74.8 million for the nine months ended September 30, 2016, from $42.2 million for the nine months ended September 30, 2015. This increase was largely due to our acquisition of the Casper terminal, which provided an additional $24.0 million of revenue to our Terminalling services business in the first nine months of 2016. In addition, due to the expiration of make-up rights we have granted to customers of our Hardisty terminal, we recognized greater amounts of revenue during the first nine months of 2016 that was previously deferred relative to the amount of revenue recognized during the first nine months of 2015 that was previously deferred. Our terminalling services revenue would have been approximately $2.3 million greater if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the nine months ended September 30, 2016, was the same as the average exchange rate for the nine months ended September 30, 2015.

Terminalling services revenue excludes amounts associated with minimum monthly commitment fees we received as payment from our customers that we have deferred and recorded as short-term liabilities in our consolidated balance sheet. We recognized approximately $36.5 million of previously deferred revenues during the nine months ended September 30, 2016, as compared with $25.7 million during the nine months ended September 30, 2015.

Operating Costs
The operating costs of our Terminalling services segment increased $17.2 million to $42.1 million for the nine months ended September 30, 2016, as compared with $24.8 million for the nine months ended September 30, 2015, primarily as a result of our acquisition of the Casper terminal, which added $16.3 million to our operating costs. The increase in the operating costs of our terminalling business was partially offset by a lower average exchange rate for the Canadian dollar in relation to the U.S. dollar for the nine months ended September 30, 2016, as compared with the nine months ended September 30, 2015. Our operating costs would have been approximately $1.1 million dollars greater if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the nine months ended

September 30, 2016, was the same as the average exchange rate for the nine months ended September 30, 2015. The following paragraphs provide a more comprehensive discussion of the factors affecting our operating costs.

Subcontracted rail services. Our subcontracted rail services costs increased $0.1 million to $6.1 million for the nine months ended September 30, 2016, from $6.0 million for the nine months ended September 30, 2015, primarily due to the additional costs for these services incurred at our Casper terminal during the nine months ended September 30, 2016. The increase in these costs was mostly offset by our ongoing cost management efforts.

Pipeline fees. Pipeline fees increased $3.9 million to $15.5 million for the nine months ended September 30, 2016, from $11.7 million for the nine months ended September 30, 2015. The increase is attributable to the expense we recognized from prepaid amounts we remitted to Gibson, which correlate with the increase in the previously deferred amounts we recognized as revenue during the period due to the expiration of make-up rights granted to customers of our Hardisty terminal.

Selling, general and administrative. Selling, general and administrative expenses increased approximately $1.8 million to $5.7 million for the nine months ended September 30, 2016, from $3.9 million for the nine months ended September 30, 2015, primarily due to the incremental costs associated with our management and operation of the Casper terminal.

Depreciation and amortization. Depreciation and amortization expense increased $11.5 million to $14.7 million for the nine months ended September 30, 2016, from $3.2 million for the nine months ended September 30, 2015, primarily due to the additional depreciation and amortization expense associated with the Casper terminal.

Other Expenses
Interest expense. Interest expense for our Terminalling services segment decreased by $0.6 million to $1.0 million for the nine months ended September 30, 2016, from $1.6 million for the nine months ended September 30, 2015, primarily due to the lower average outstanding balance of our Term Loan facility for the nine months ended September 30, 2016, as compared with the nine months ended September 30, 2015. Additionally, the average exchange rate for the Canadian dollar relative to the U.S. dollar for the nine months ended September 30, 2016, was lower than the average exchange rate for the nine months ended September 30, 2015, which reduced the amount of interest expense we reported in U.S. dollars.

Loss (gain) associated with derivative instruments. We record all of our derivative financial instruments at fair market value in our consolidated financial statements, which we adjust each period for changes in the fair market value.

From December 31, 2015 to September 30, 2016, the exchange rate between the U.S. dollar and the Canadian dollar increased from a spot rate of 0.7210 to a spot rate of 0.7609 U.S. dollars for each Canadian dollar. This increase in the exchange rate decreased the value of our derivative contracts maturing in 2016 at September 30, 2016, relative to their value at December 31, 2015, producing a net loss of $0.9 million for the nine months ended September 30, 2016.

Conversely, from December 31, 2014 to September 30, 2015, the exchange rate between the U.S. dollar and the Canadian dollar decreased from a spot rate of 0.8599 to a spot rate of 0.7456 U.S. dollars for each Canadian dollar. This decline in the exchange rate increased the value of our derivative contracts maturing in both 2015 and 2016 at September 30, 2015, relative to their value at December 31, 2014, and the May 2015 purchase date, producing gains of $4.1 million for the nine months ended September 30, 2015.

Foreign currency transaction loss (gain). Our Terminalling services segment recognized foreign currency transaction gains of $44 thousand for the nine months ended September 30, 2016, as compared with losses of $37 thousand for the nine months ended September 30, 2015. The foreign currency transaction gains and losses recognized are primarily the result of the routine settlement of U.S. dollar denominated transactions with Canadian dollars by our Canadian subsidiaries.

Provision (benefit) for income taxes. Our provision for income taxes for the Terminalling services segment decreased $5.9 million to a benefit of $2.0 million for the nine months ended September 30, 2016, as compared with a provision of $3.9 million for the nine months ended September 30, 2015. As discussed in our three month analysis, we adopted a methodology for determining the appropriate return attributable to the activities of our foreign subsidiaries based on the functions we provide on their behalf, which resulted in a reduction of our Canadian income tax liabilities for the 2015 and 2016 tax years. The resulting reduction of our Canadian income tax liabilities for 2015 and 2016 was reflected as a decrease to our provision for income taxes during the nine months ended September 30, 2016. In addition, during the nine months ended September 30, 2015, we utilized net operating loss carryforwards generated in prior periods to offset a substantial portion of the taxable income generated by our Hardisty terminal, whereas no such net operating loss carryforwards were available for the same period of 2016.

FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues
Fleet leases	$1,533	$3,049	$4,604	$9,054
Fleet services	754	837	2,260	2,690
Freight and other reimbursables	218	185	932	1,734
Total revenues	2,505	4,071	7,796	13,478
Operating costs
Fleet leases	1,534	3,049	4,605	9,054
Freight and other reimbursables	218	185	932	1,734
Selling, general and administrative	325	297	872	761
Total operating costs	2,077	3,531	6,409	11,549
Operating income	428	540	1,387	1,929
Foreign currency transaction loss (gain)	(2)	19	(72)	(8)
Provision for income taxes	160	211	142	236
Net income	$270	$310	$1,317	$1,701

Three months ended September 30, 2016 compared with three months ended September 30, 2015
Fleet Services Revenue
Revenues from our Fleet services segment decreased $1.6 million to $2.5 million for the three months ended September 30, 2016, from $4.1 million for the three months ended September 30, 2015. The decrease was primarily attributable to a reduction in the number of railcars directly leased by us to our customers, which resulted in a $1.5 million decrease in Fleet leases, a corresponding $0.1 million decrease in Fleet services, and no significant change in Freight and other reimbursables revenue. The Freight and other reimbursables revenues represent customer reimbursements to us for freight and other charges that we have incurred on behalf of our customers and were exactly offset by Freight and other reimbursables costs.

Fleet leases. Fleet leases revenue decreased $1.5 million to $1.5 million for the three months ended September 30, 2016, from $3.0 million for the three months ended September 30, 2015, primarily due to a reduction in the number of railcars directly leased by us for our customers. We directly leased an average of approximately 340 railcars in the three months ended September 30, 2016, compared with approximately 650 railcars in the three months ended September 30, 2015. Fleet lease revenues are typically offset completely by Fleet lease costs payable to our lessors.

Operating Costs
Operating costs primarily consist of railcar leases and related expenses incurred for services provided to customers of our terminals. Operating costs of our Fleet services segment decreased to $2.1 million for the three months ended September 30, 2016, from $3.5 million for the three months ended September 30, 2015. The decrease is primarily due to a reduction in the number of railcars in our fleet and a reduction in activity, which resulted in a decrease of $1.5 million in Fleet leases costs and no significant changes in Freight and other reimbursables costs, or Selling, general and administrative expenses.

Other Expenses
Provision for income taxes. We recognized income tax expense of $160 thousand with respect to our Fleet services business for the three months ended September 30, 2016, as compared with $211 thousand for the three months ended September 30, 2015, which amounts are primarily associated with state franchise taxes.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015
Fleet Services Revenue
Revenues from our Fleet services segment decreased $5.7 million to $7.8 million for the nine months ended September 30, 2016, from $13.5 million for the nine months ended September 30, 2015. The decrease was primarily attributable to a reduction in the number of railcars directly leased by us to our customers, which also resulted in a $4.5 million decrease in Fleet leases, a $0.4 million decrease in Fleet services, and a $0.8 million decrease in Freight and other reimbursables revenue. The Freight and other reimbursables revenues represent customer reimbursements to us for freight and other charges that we have incurred on behalf of our customers and were exactly offset by Freight and other reimbursables costs.

Fleet leases. Fleet leases revenue decreased $4.5 million to $4.6 million for the nine months ended September 30, 2016, from $9.1 million for the nine months ended September 30, 2015, primarily due to a reduction in the number of railcars directly leased by us for our customers. We directly leased an average of approximately 340 railcars during the nine months ended September 30, 2016, compared with approximately 650 railcars during the nine months ended September 30, 2015. Fleet lease revenues are typically offset completely by Fleet lease costs payable to our lessors.

Operating Costs
Operating costs primarily consist of railcar leases and related expenses incurred for services provided to customers of our terminals. Operating costs of our Fleet services segment decreased $5.1 million to $6.4 million for the nine months ended September 30, 2016, from $11.5 million for the nine months ended September 30, 2015. The decrease is primarily due to a reduction in the number of railcars in our fleet and a reduction in activity, which also resulted in a decrease of $4.4 million in Fleet leases costs and a decrease of $0.8 million in Freight and other reimbursables costs, while Selling, general and administrative expenses were marginally higher.

Other Expenses
Provision for income taxes. Income tax expense decreased $94 thousand to $142 thousand for the nine months ended September 30, 2016 with respect to our Fleet services business, as compared with a provision of $236 thousand for the nine months ended September 30, 2015, which is primarily associated with state franchise tax.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Operating costs
Selling, general and administrative	$2,455	$1,967	$7,662	$5,697
Operating loss	(2,455)	(1,967)	(7,662)	(5,697)
Interest expense	2,286	457	6,320	1,270
Foreign currency transaction gain	(4)	—	(4)	(410)
Provision for income taxes	—	—	1	1
Net loss	$(4,737)	$(2,424)	$(13,979)	$(6,558)

Costs associated with our corporate activities increased by $2.3 million to $4.7 million for the three months ended September 30, 2016, from $2.4 million for the three months ended September 30, 2015. Selling, general and administrative expenses increased by $0.5 million, primarily due to additional unit based compensation expense related to Phantom Units granted in February 2016 to directors and employees of our general partner and its affiliates under our Long-term Incentive Plan. Selling, general and administrative expenses also increased due to the annual adjustment of the management fee we are charged by affiliates of USDG pursuant to the omnibus agreement. Interest expense increased by $1.8 million during the three months ended September 30, 2016, primarily due to a higher average balance outstanding on our Revolving Credit Facility, as defined below in Liquidity and Capital Resources, resulting from amounts we borrowed for our acquisition of the Casper terminal, as well as higher average rates of interest relative to the same period in 2015.

Costs associated with our corporate activities increased by $7.4 million to $14.0 million for the nine months ended September 30, 2016, from $6.6 million for the nine months ended September 30, 2015. Selling, general and administrative expenses increased by $2.0 million due to additional unit based compensation expense related to Phantom Units granted in February 2016 to directors and employees of our general partner and its affiliates under our Long-term Incentive Plan, additional consulting costs for tax reporting and compliance, as well as internal control system enhancements. We also incurred additional legal costs associated with an amendment to our Credit Agreement, as defined below in Liquidity and Capital Resources, and in connection with securing the Casper terminal under our Credit Agreement. Selling, general and administrative expense also increased due to the annual adjustment of the management fee we are charged by affiliates of USDG pursuant to the omnibus agreement. Interest expense increased by $5.1 million during the nine months ended September 30, 2016, primarily due to a higher average balance outstanding on our Revolving Credit Facility resulting from amounts we borrowed, for our acquisition of the Casper terminal, as well as higher average rates of interest relative to the same period in 2015.

LIQUIDITY AND CAPITAL RESOURCES
Our principal liquidity requirements are to make distributions to our unitholders, finance current operations, fund capital expenditures, including acquisitions and the costs we may incur to construct new assets, and service our debt. Historically, we have financed our operations with cash generated from our operating activities, borrowings under our credit facility and loans from our sponsor.

Liquidity Sources

We expect our ongoing sources of liquidity to include borrowings under our $400 million senior secured credit agreement, issuances of additional debt and equity securities, as well as cash we generate from our operating activities. We believe that cash generated from these sources will be sufficient to meet our working capital and capital expenditure requirements and to make quarterly cash distributions.

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

As of September 30, 2016 and December 31, 2015, we had amounts outstanding for the respective periods of $20.3 million and $41.5 million under the Term Loan Facility and $209.0 million and $201.0 million under the Revolving Credit Facility.

The Term Loan Facility was used to fund a $100 million distribution to USDG in connection with the closing of our IPO and is guaranteed by USDG. The guaranty by USDG includes a covenant that USDG maintain a net worth (without taking into account its interests in us, either directly or indirectly) greater than the outstanding amount of the term loan. In the event the USDG net worth covenant is breached and not cured within a certain amount of time, the interest rate on the term loan increases by an additional 1.0%. Amounts outstanding on the Term Loan Facility are not subject to any scheduled repayment prior to its maturity on July 14, 2019. Mandatory prepayments of the Term Loan Facility are required from certain non-ordinary course asset sales subject to customary exceptions and reinvestment rights.

The average interest rate on our outstanding indebtedness was 3.58% at September 30, 2016, and 2.71% at December 31, 2015, respectively. At September 30, 2016, we were in compliance with the covenants set forth in our Credit Agreement.

The following table presents our available liquidity as of the dates indicated:

	September 30, 2016	December 31, 2015
	(in millions)
Cash and cash equivalents	$9.8	$10.5
Aggregate borrowing capacity under Credit Agreement	400.0	400.0
Less: Term Loan Facility amounts outstanding	20.3	41.5
Revolving Credit Facility amounts outstanding	209.0	201.0
Letters of credit outstanding	—	—
Total available liquidity (1)	$180.5	$168.0

(1)	Pursuant to the terms of our Credit Agreement, our borrowing capacity at September 30, 2016, is limited to 4.5 times our trailing12-month Consolidated EBITDA.

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

Cash Flows
The following table and discussion presents a summary of net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$37,099	$26,277
Investing activities	(471)	(2,591)
Financing activities	(37,851)	(22,423)
Effect of exchange rates on cash	559	(442)
Net change in cash and cash equivalents	$(664)	$821
Operating Activities
Net cash provided by operating activities increased by $10.8 million to $37.1 million for the nine months ended September 30, 2016, from $26.3 million for the nine months ended September 30, 2015. The increase was primarily due to the contribution of cash flows from our Casper terminal, which we acquired in November 2015. The increase in cash flows from operating activities was partially offset by net changes in our working capital accounts resulting from the timing of receipts and payment of our accounts receivable and payable balances.

Investing Activities
Net cash used in investing activities decreased by $2.1 million to $0.5 million for the nine months ended September 30, 2016, from $2.6 million for the nine months ended September 30, 2015. The decrease was attributable to fewer enhancements to our terminals during the nine months ended September 30, 2016, than we made during the nine months ended September 30, 2015.

Financing Activities
Net cash used in financing activities increased to $37.9 million for the nine months ended September 30, 2016, from $22.4 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we paid cash distributions of $21.9 million and repaid C$31.0 million on our Term Loan Facility (the equivalent of $23.8 million) and $7.0 million on our Revolving Credit Facility. Additionally, we borrowed $3.0 million less from our Revolving Credit Facility during the nine months ended September 30, 2016, than in the same period of 2015.

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

The following table provides a reconciliation of our Segment Adjusted EBITDA to Net cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Segment Adjusted EBITDA
Terminalling services	$17,080	$10,387	$50,310	$31,547
Fleet services	428	540	1,387	1,929
Corporate activities (1)	(1,328)	(1,200)	(4,838)	(3,529)
Total Adjusted EBITDA	16,180	9,727	46,859	29,947
Add (deduct):
Amortization of deferred financing costs	216	152	646	471
Deferred income taxes	98	(41)	2	837
Changes in accounts receivable and other assets	(4,309)	2,996	(2,802)	(1,849)
Changes in accounts payable and accrued expenses	2,027	608	90	(1,637)
Changes in deferred revenue and other liabilities	(2,599)	286	(499)	12,915
Change in restricted cash	(31)	(26)	(664)	297
Interest expense	(2,572)	(923)	(7,288)	(2,910)
Benefit (provision) for income taxes	5,579	(2,142)	1,865	(4,148)
Foreign currency transaction gain (loss) (2)	(25)	(2)	120	381
Deferred revenue associated with minimum monthly commitment fees (3)	(43)	353	(1,230)	(8,027)
Net cash provided by operating activities	$14,521	$10,988	$37,099	$26,277

(1)	Corporate activities represent corporate and financing transactions that are not allocated to the established reporting segments.

(2)	Represents foreign exchange transactions gains or losses associated with activities between our U.S. and Canadian subsidiaries.

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

Terminalling Services Segment
Adjusted EBITDA from our Terminalling services segment increased $6.7 million to $17.1 million for the three months ended September 30, 2016, from $10.4 million for the three months ended September 30, 2015, and increased $18.8 million to $50.3 million for the nine months ended September 30, 2016, from $31.5 million for the nine months ended September 30, 2015. The increases for both periods are primarily the result of cash generated by our Casper terminal, which we acquired in November 2015.

Fleet Services Segment
Adjusted EBITDA from our Fleet services segment decreased $0.1 million to $0.4 million for the three months ended September 30, 2016, from $0.5 million for the three months ended September 30, 2015, and decreased $0.5 million to $1.4 million for the nine months ended September 30, 2016, from $1.9 million for the nine months ended September 30, 2015. The decreases in both periods are primarily the result of a reduction in the total number of railcars in our fleet from which we generate cash for providing services primarily in support of customers of our terminals.

Cash Requirements
Our primary requirements for capital are for funding capital expenditures, including acquisitions and the costs we may incur to construct new assets, servicing our debt and making distributions to our unitholders.

Capital Expenditures

Our historical capital expenditures have primarily consisted of the costs to construct and acquire energy-related logistics assets. Our operations are expected to require investments to expand, upgrade or enhance existing facilities and to meet environmental and operational regulations.

Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital expenditures, or investment capital expenditures. Based on the nature of our operations, our assets typically require minimal to no maintenance capital expenditures. However, we expect to incur costs to maintain our assets in compliance with sound business practice, our contractual relationships and applicable regulatory requirements, some of which will be characterized as maintenance capital expenditures. Both our Hardisty and Casper terminals were constructed in 2014, and therefore, we do not expect to incur significant maintenance capital expenditures in the near term to maintain the operating capacity of these facilities. We incurred $245 thousand of maintenance capital expenditures during the nine months ended September 30, 2016, primarily at our Casper terminal for environmental monitoring and security equipment. We record routine maintenance expenses we incur in connection with the operation of our assets in "Selling, general and administrative" costs in our consolidated statements of income.

Our total expansion capital expenditures for the nine months ended September 30, 2016, amounted to $0.5 million and were for planned growth projects at our Hardisty and Casper terminals. We expect to fund future capital expenditures from cash on our balance sheet, cash flows generated by our operations, borrowings under our Revolving Credit Facility and the issuance of additional partnership interests or long-term debt.

Debt Service

We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating and investing needs. During the nine months ended September 30, 2016, we repaid C$31.0 million on our Term Loan Facility (the equivalent of $23.8 million) and $7.0 million on our Revolving Credit Facility. These payments were partially offset by proceeds from borrowing $15.0 million on our Revolving Credit Facility, which we used for general partnership purposes.

Distributions

We intend to pay a minimum quarterly distribution of at least $0.2875 per unit. Our most recently declared quarterly distribution of $0.3225 per unit equates to approximately $7.5 million per quarter, or $29.9 million per year, based on the number of common, Class A, subordinated, and general partner units outstanding as of November 1, 2016. We do not have a legal obligation to distribute any particular amount per common unit, although management of our general partner intends to recommend a distribution increase of at least $0.0075 per unit for each quarter through the fourth quarter of 2016. Notwithstanding the recommendation of the management of our general partner, members of our general partner’s board of directors appointed by Energy Capital Partners, if any, must approve any distributions made by us.

Other Items Affecting Liquidity

Credit Risk
Our exposure to credit risk may be affected by the concentration of customers, as well as changes in economic or other conditions. Our customers' businesses react differently to changing conditions. We believe that our credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for amounts that may become uncollectible in the future.

Foreign Currency Exchange Risk
We currently derive a significant portion of our cash flows from our Canadian operations, particularly our Hardisty terminal. As a result, portions of our cash and cash equivalents are denominated in Canadian dollars and are held by foreign subsidiaries, which amounts are subject to fluctuations resulting from changes in the exchange rate between the U.S. dollar and the Canadian dollar.

SUBSEQUENT EVENTS
Distribution to Partners
On October 27, 2016, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.3225 per unit, or $1.29 per unit on an annualized basis, for the three months ended September 30, 2016. The distribution represents an increase of $0.0075 per unit, or 2.4% over the prior quarter distribution per unit, and is 12.2% over the minimum quarterly distribution per unit. The distribution will be paid on November 14, 2016, to unitholders of record at the close of business on November 7, 2016. The distribution will include payment of $3.5 million to our public common unitholders, $45 thousand to the Class A unitholders, an aggregate of $3.7 million to USDG as a holder of our common units and the sole owner of our subordinated units and $149 thousand to USD Partners GP LLC for its general partner interest.

RECENT ACCOUNTING PRONOUNCEMENTS - NOT YET ADOPTED
Leases
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2016-02, which amends the FASB Accounting Standards Codification, or ASC, Topic 842, to require balance sheet recognition of lease assets and lease liabilities by lessees for leases classified as operating leases. The amendment provides an option that permits us to elect not to recognize the lease assets and liabilities for leases with a term of 12 months or less. The pronouncement is effective for years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact our adoption of this guidance will have on our consolidated financial statements.

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

OFF BALANCE SHEET ARRANGEMENTS
In the normal course of business, we are a party to off-balance sheet arrangements relating to various master fleet services agreements, whereby we have agreed to assign certain payment and other obligations to third party special purpose entities that are not consolidated with us. We have also entered into agreements to provide fleet services to these special purpose entities for fixed servicing fees and reimbursement of out-of-pocket expenses. The purpose of these transactions is to remove the risk to us of non-payment by our customers, which would otherwise negatively impact our financial condition and results of operations. For more information on these special purpose entities, see the discussion of our relationship with the variable interest entities as discussed in Notes 9 and 10 to our consolidated financial statements included in Part I, Item 1 of this report. Liabilities related to these arrangements are generally not reflected in our consolidated balance sheets, and we do not expect any material impact on our cash flows, results of operations or financial condition as a result of these off-balance sheet arrangements.

Prior to July1, 2016, a member of the board of directors of USD exercised control over the VIEs, resulting in these entities being classified as related parties during that period. Related party sales to the special purpose entities were $0.8 million and $1.5 million during the nine months ended September 30, 2016 and 2015, respectively. These sales are recorded in "Fleet services — related party" in the accompanying consolidated statements of income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates that we use in preparation of our consolidated financial statements are set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We have not made any material changes to these accounting policies during the three and nine months ended September 30, 2016, other than as discussed below.

Assessment of Recoverability of Goodwill
Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is only included in our Terminalling services segment.

We do not amortize goodwill, but test it for impairment annually based on the carrying values of our reporting units on the first day of the third quarter of each year, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may be impaired. The assessment of the recoverability of goodwill is highly subjective due to frequent changes in economic conditions underlying the assumptions upon which the valuations are based and global factors affecting the prices for crude oil and demand for our services. In assessing our ability to recover the carrying value of goodwill, we make critical assumptions that include but are not limited to:

(1)	our projections of future financial performance, which include contract renewal expectations;

(2)	our expected market weighted average cost of capital;

(3)	an expected range of EBITDA multiples derived from equity prices of public companies with similar operating and investment characteristics; and

(4)	an expected range of EBITDA multiples for transactions based on actual sales and purchases of comparable businesses.

We recognize an impairment when the carrying amount of a reporting unit exceeds its implied fair value. We reduce the carrying value of goodwill to its fair value at the time we determine that an impairment has occurred.

The approximately $34.0 million balance of our goodwill originated from our acquisition of the Casper terminal in November 2015, and is wholly attributed to this reporting unit. We measured the fair value of our Casper terminal reporting unit using customary business valuation techniques including an income analysis, market analysis and transaction analysis, which we weighted at 50%, 25% and 25%, respectively. The critical assumptions used in our analysis include the following:

(1)	A weighted average cost of capital of 10%;

(2)	A capital structure consisting of approximately 35% debt and 65% equity;

(3)	A range of EBITDA multiples derived from stock prices of public companies with similar operating and investment characteristics, from 9x to 10x; and

(4)	A range of EBITDA multiples for transactions based on actual sales and purchases of comparable businesses, from 8.5x to 9.5x.

The key assumptions listed above were based upon economic conditions existing at or prior to the July 1, 2016, valuation date. Our weighted average cost of capital is subject to variability and is dependent upon such factors as changes in benchmark rates of interest established by the Open Market Committee of the Federal Reserve Board, the British Bankers Association and other central banking regulatory authorities, as well as perceptions of risk and market uncertainty regarding our business, industry and those of our peers and our underlying capital structure. We expect our long-term underlying capital structure to approximate a weighting of 50% debt and 50% equity. Each of the above assumptions are likely to change due to economic uncertainty surrounding global and North American energy markets that are highly correlated with crude oil, natural gas and other energy-related commodity prices and other market factors.

Assumptions we make under the income approach include our projections of future financial performance of the Casper terminal reporting unit, which include contract renewal expectations and commitments regarding the use of these facilities. To the extent that our assumptions for contract renewals and customers commitments vary from what we experience in the future, our projections of future financial performance underlying the fair value derived from the income approach of the Casper terminal reporting unit could yield results that are significantly different from those produced.

The EBITDA multiples we used to estimate the fair value of the Casper terminal reporting unit are subject to uncertainty associated with market conditions in the energy sector. We derived the assumption based upon EBITDA multiples for several peer organizations that operate in the mid-stream energy sector, generally providing services associated with the transportation of energy-related products. The EBITDA multiples of each of these entities is affected by changes in the supply of and demand for energy-related products, which affects the demand for the services they provide. Declines in the production of energy-related products as well as lower demand for these products can reduce the operating results of these organizations and accordingly, the multiples that market participants are willing to pay for EBITDA, which is used as a proxy for cash flow. Changes in the EBITDA multiples of the peer organizations we use to estimate fair value could significantly affect the fair value of the Casper terminal reporting unit we derived using this approach.

The EBITDA multiples from executed purchase and sales transactions of businesses that are similar to our Casper terminal reporting unit we used to estimate the fair value are also subject to variability, which is dependent upon market conditions in the energy sector, as well as the perceived benefits the acquiring entity expects to derive from the transaction. The transactions comprising the pool occurred during the immediately preceding two years and future transactions may have no correlation to the EBITDA multiples for similar transactions in the future. Further deterioration in economic conditions in the energy sector, could result in a greater number of distressed sales at lower EBITDA multiples than currently estimated. Additionally, a representative sample of transactions in the future may not provide a sufficient population upon which to derive an EBITDA multiple. These factors, among others could cause our estimates of fair value for the Casper terminal reporting unit to vary significantly from the amounts determined under this method.

As indicated above, our estimate of fair value for the Casper terminal reporting unit required us to use significant unobservable inputs representative of Level 3 fair value measurements, including assumptions related to the future performance of our Casper terminal. We completed our impairment analysis of goodwill and determined that the fair value of the Casper terminal reporting unit exceeded its carrying value at July 1, 2016, by an amount slightly greater than 9%. We have not observed any events or circumstances subsequent to our analysis that would suggest the fair value of our Casper terminal is below its carrying amount as of September 30, 2016.

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

The following tables present summarized information about our outstanding foreign currency contracts:

	September 30, 2016
	Notional (C$)		Forward Rate (1)	Market Price (1)	Fair Value
					(in thousands)
Forward contracts maturing in 2017
March 31, 2017	C$	8,300,000	0.7804	0.7634	$141
June 30, 2017	C$	8,400,000	0.7805	0.7639	139
September 29, 2017	C$	8,400,000	0.7807	0.7644	137
December 29, 2017	C$	8,400,000	0.7809	0.7650	133
Total					$550

(1)
Forward rates and market prices are denoted in amounts where a Canadian dollar is exchanged for the indicated amount of U.S. dollars. The forward rate represents the rate we will receive upon settlement and the market price represents the rate we would expect to pay had the contract been settled on September 30, 2016.

	September 30, 2016					December 31, 2015
	Notional (C$)		Strike Price (1)	Market Price (1)	Fair Value	Fair Value
					(in thousands)
Option contracts maturing in 2016
March 31, 2016 Puts (purchased)	C$	7,907,580	0.8400	—	$—	$921
March 31, 2016 Calls (written)	C$	7,907,580	0.8600	—	—	—
June 30, 2016 Puts (purchased)	C$	7,939,530	0.8400	—	—	921
June 30, 2016 Calls (written)	C$	7,939,530	0.8600	—	—	—
September 30, 2016 Puts (purchased)	C$	8,053,380	0.8400	—	—	931
September 30, 2016 Calls (written)	C$	8,053,380	0.8600	—	—	(3)
December 30, 2016 Puts (purchased)	C$	8,110,800	0.8400	0.7609	594	941
December 30, 2016 Calls (written)	C$	8,110,800	0.8600	0.7609	—	(6)
Total					$594	$3,705

(1)	Strike and market prices are denoted in amounts where a Canadian dollar is exchanged for the indicated amount of U.S. dollars.

Item 4.	Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We did not make any changes in our internal control over financial reporting during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. We do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or statements of cash flows. We are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. No material changes to such risk factors have occurred during the three and nine months ended September 30, 2016.
Item 6. Exhibits
Reference is made to the "Index of Exhibits" following the signature page, which we hereby incorporate into this Item.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	November 3, 2016	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	November 3, 2016	By:	/s/ Adam Altsuler
Adam Altsuler Chief Financial Officer (Principal Financial Officer)

Index of Exhibits
Exhibit Number	Description

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