Form 10-Q
period 2017-03-31
USD Partners LP
filed 2017-05-04
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
(Registrant’s telephone number, including area code): (281) 291-0510
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐    NO  ☒
As of May 1, 2017, there were 16,537,498 common units, 6,278,127 subordinated units, 92,500 Class A units and 461,136 general partner units outstanding.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q, or this “Report,” to “USD Partners,” “USDP,” “the Partnership,” “we,” “us,” “our,” or like terms refer to USD Partners LP and its subsidiaries.

Unless the context otherwise requires, all references in this Report to (i) “our general partner” refer to USD Partners GP LLC, a Delaware limited liability company; (ii) “USD” refers to US Development Group, LLC, a Delaware limited liability company, and where the context requires, its subsidiaries; (iii) “USDG” and “our sponsor” refer to USD Group LLC, a Delaware limited liability company and currently the sole direct subsidiary of USD; (iv) “Energy Capital Partners” refers to Energy Capital Partners III, LP and its parallel and co-investment funds and related investment vehicles; and (v) “Goldman Sachs” refers to The Goldman Sachs Group, Inc. and its affiliates.
Cautionary Note Regarding Forward-Looking Statements
This Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in general economic conditions; (2) the effects of competition, in particular, by pipelines and other terminalling facilities; (3) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (4) the supply of, and demand for, rail terminalling services for crude oil and biofuels; (5) our limited history as a separate public partnership; (6) the price and availability of debt and equity financing; (7) hazards and operating risks that may not be covered fully by insurance; (8) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (9) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (10) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs; and (11) our ability to successfully identify and finance acquisitions and other growth opportunities. For additional factors that may affect our results, see “Item 1A. Risk Factors” included elsewhere in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and subsequent Quarterly Reports on Form 10-Q, which are available to the public over the Internet at the U.S. Securities and Exchange Commission’s, or SEC, website (www.sec.gov) and at our website (www.usdpartners.com).

i

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2017	2016
	(unaudited; in thousands, except per unit amounts)
Revenues
Terminalling services	$23,559	$22,023
Terminalling services — related party	1,740	1,650
Railroad incentives	15	15
Fleet leases	643	643
Fleet leases — related party	890	890
Fleet services	468	69
Fleet services — related party	279	684
Freight and other reimbursables	157	383
Freight and other reimbursables — related party	1	—
Total revenues	27,752	26,357
Operating costs
Subcontracted rail services	2,013	2,043
Pipeline fees	5,417	4,714
Fleet leases	1,533	1,533
Freight and other reimbursables	158	383
Operating and maintenance	707	870
Selling, general and administrative	2,315	2,894
Selling, general and administrative — related party	1,432	1,492
Depreciation and amortization	4,941	4,905
Total operating costs	18,516	18,834
Operating income	9,236	7,523
Interest expense	2,607	2,183
Loss associated with derivative instruments	211	1,523
Foreign currency transaction loss (gain)	30	(130)
Other expense, net	5	—
Income before provision for income taxes	6,383	3,947
Provision for income taxes	1,185	1,797
Net income	$5,198	$2,150
Net income attributable to limited partner interest	$5,080	$2,107
Net income per common unit (basic and diluted) (Note 2)	$0.22	$0.09
Weighted average common units outstanding	15,225	12,910
Net income per subordinated unit (basic and diluted) (Note 2)	$0.22	$0.10
Weighted average subordinated units outstanding	7,441	9,567

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2017	2016
	(unaudited; in thousands)
Net income	$5,198	$2,150
Other comprehensive income — foreign currency translation	285	794
Comprehensive income	$5,483	$2,944

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(unaudited; in thousands)
Cash flows from operating activities:
Net income	$5,198	$2,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,941	4,905
Loss associated with derivative instruments	211	1,523
Settlement of derivative contracts	299	490
Unit based compensation expense	798	728
Other	282	169
Changes in operating assets and liabilities:
Accounts receivable	35	(62)
Accounts receivable — related party	213	1,706
Prepaid expenses and other current assets	1,579	330
Accounts payable and accrued expenses	93	(737)
Accounts payable and accrued expenses — related party	307	(95)
Deferred revenue and other liabilities	(1,120)	872
Deferred revenue — related party	—	(329)
Change in restricted cash	(21)	(2,426)
Net cash provided by operating activities	12,815	9,224
Cash flows from investing activities:
Additions of property and equipment	(126)	(273)
Net cash used in investing activities	(126)	(273)
Cash flows from financing activities:
Distributions	(7,903)	(7,030)
Vested phantom units used for payment of participant taxes	(1,070)	(77)
Proceeds from long-term debt	5,000	5,000
Repayment of long-term debt	(16,342)	(9,077)
Net cash used in financing activities	(20,315)	(11,184)
Effect of exchange rates on cash	105	325
Net change in cash and cash equivalents	(7,521)	(1,908)
Cash and cash equivalents – beginning of period	11,705	10,500
Cash and cash equivalents – end of period	$4,184	$8,592

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited; in thousands, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$4,184	$11,705
Restricted cash	5,498	5,433
Accounts receivable, net	4,295	4,321
Accounts receivable — related party	—	219
Prepaid expenses	9,737	10,325
Other current assets	1,130	2,562
Total current assets	24,844	34,565
Property and equipment, net	124,728	125,702
Intangible assets, net	108,767	111,919
Goodwill	33,589	33,589
Other non-current assets	186	192
Total assets	$292,114	$305,967
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$2,498	$2,221
Accounts payable and accrued expenses — related party	517	214
Deferred revenue, current portion	26,461	26,928
Deferred revenue, current portion — related party	4,324	4,292
Other current liabilities	3,351	3,513
Total current liabilities	37,151	37,168
Long-term debt, net	209,981	220,894
Deferred revenue, net of current portion	—	264
Deferred income tax liability, net	886	823
Total liabilities	248,018	259,149
Commitments and contingencies (Note 10)
Partners’ capital
Common units (16,537,498 and 14,185,599 outstanding at March 31, 2017 and December 31, 2016, respectively)	101,902	122,802
Class A units (92,500 and 138,750 outstanding at March 31, 2017 and December 31, 2016, respectively)	1,300	1,811
Subordinated units (6,278,127 and 8,370,836 outstanding at March 31, 2017 and December 31, 2016, respectively)	(58,306)	(76,749)
General partner units (461,136 outstanding at March 31, 2017 and December 31, 2016)	72	111
Accumulated other comprehensive income (loss)	(872)	(1,157)
Total partners’ capital	44,096	46,818
Total liabilities and partners’ capital	$292,114	$305,967

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Three Months Ended March 31,
	2017		2016
	Units	Amount	Units	Amount
	(unaudited; in thousands, except unit amounts)
Common units
Beginning balance	14,185,599	$122,802	11,947,127	$141,374
Conversion of units	2,162,084	(19,047)	2,138,959	(18,300)
Common units issued for vested phantom units	189,815	(1,070)	95,910	(77)
Net income	—	3,407	—	1,155
Unit based compensation expense	—	652	—	412
Distributions	—	(4,842)	—	(3,643)
Ending balance	16,537,498	101,902	14,181,996	120,921
Class A units
Beginning balance	138,750	1,811	185,000	1,749
Conversion of units	(46,250)	(606)	(46,250)	(871)
Net income	—	26	—	16
Unit based compensation expense	—	116	—	286
Distributions	—	(47)	—	(56)
Ending balance	92,500	1,300	138,750	1,124
Subordinated units
Beginning balance	8,370,836	(76,749)	10,463,545	(93,445)
Conversion of units	(2,092,709)	19,653	(2,092,709)	19,171
Net income	—	1,647	—	936
Distributions	—	(2,857)	—	(3,190)
Ending balance	6,278,127	(58,306)	8,370,836	(76,528)
General Partner
Beginning balance	461,136	111	461,136	220
Net income	—	118	—	43
Distributions	—	(157)	—	(141)
Ending balance	461,136	72	461,136	122
Accumulated other comprehensive income (loss)
Beginning balance		(1,157)		(138)
Cumulative translation adjustment		285		794
Ending balance		(872)		656
Total partners’ capital at March 31,		$44,096		$46,295

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

Basis of Presentation
Our accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of our management, they contain all adjustments, consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of March 31, 2017, our results of operations for the three months ended March 31, 2017 and 2016, and our cash flows for the three months ended March 31, 2017 and 2016. We derived our consolidated balance sheet as of December 31, 2016, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our results of operations for the three months ended March 31, 2017 and 2016, should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Foreign Currency Translation
We conduct a substantial portion of our operations in Canada, which we account for in the local currency, the Canadian dollar. We translate most Canadian dollar denominated balance sheet accounts into our reporting currency, the U.S. dollar, at the end of period exchange rate, while most income statement accounts are translated into our reporting currency based on the average exchange rate for each monthly period. Fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar can create variability in the amounts we translate and report in U.S. dollars.

Within these consolidated financial statements, we denote amounts denominated in Canadian dollars with "C$" immediately prior to the stated amount.

US Development Group, LLC
USD and its affiliates are engaged in designing, developing, owning and managing large-scale multi-modal logistics centers and energy-related infrastructure assets across North America. USD is the indirect owner of our general partner through its direct ownership of USDG and is currently owned by Energy Capital Partners, Goldman Sachs and certain of USD's management team members.

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

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Thereafter	Amounts above $0.431250	50%	50%

(1)    Assumes our general partner maintains a 2% general partner interest in us.

We determined basic and diluted net income per limited partner unit as set forth in the following tables:

	Three Months Ended March 31, 2017
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$3,407	$1,647	$26	$118	$5,198
Less: Distributable earnings (2)	5,821	2,209	33	178	8,241
Distributions in excess of earnings	$(2,414)	$(562)	$(7)	$(60)	$(3,043)
Weighted average units outstanding (3)	15,225	7,441	118	461	23,245
Distributable earnings per unit (4)	$0.38	$0.30	$0.28
Overdistributed earnings per unit (5)	(0.16)	(0.08)	(0.06)
Net income per limited partner unit (basic and diluted)	$0.22	$0.22	$0.22

(1)
Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $15 thousand attributed to the general partner for its incentive distribution rights.

(2)
Represents the distributions payable for the period based upon the quarterly distribution amount of $0.335 per unit, or $1.34 per unit on an annualized basis. Amounts presented for each class of unit include a proportionate amount of the $397 thousand distributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

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

(2)
Represents the distributions paid for the period based upon the quarterly distribution amount of $0.3075 per unit, or $1.23 per unit on an annualized basis. Amounts presented for each class of unit include a proportionate amount of the $247 thousand distributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding during the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

3. PROPERTY AND EQUIPMENT
Our property and equipment consist of the following as of the dates indicated:

	March 31, 2017	December 31, 2016	Estimated Useful Lives (Years)
	(in thousands)
Land	$9,660	$9,636	N/A
Trackage and facilities	109,313	108,782	20
Pipeline	10,301	10,313	20
Equipment	8,332	8,234	5-10
Furniture	44	44	5
Total property and equipment	137,650	137,009
Accumulated depreciation	(15,664)	(13,821)
Construction in progress	2,742	2,514
Property and equipment, net	$124,728	$125,702

The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that is not yet ready to be placed into productive service as of the respective consolidated balance sheet date.

4. INTANGIBLE ASSETS
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Carrying amount:
Customer service agreements	$125,960	$125,960
Other	106	106
Total carrying amount	126,066	126,066
Accumulated amortization:
Customer service agreements	(17,284)	(14,135)
Other	(15)	(12)
Total accumulated amortization	(17,299)	(14,147)
Total intangible assets, net	$108,767	$111,919

Amortization expense associated with intangible assets totaled approximately $3.2 million for the three months ended March 31, 2017 and 2016.

5. DEBT
We have a $400 million senior secured credit agreement, the Credit Agreement, previously comprised of a $300 million revolving credit facility, or the Revolving Credit Facility, and a $100 million term loan (borrowed in Canadian dollars), the Term Loan Facility, with Citibank, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement is a five year committed facility that matures on October 15, 2019. In March 2017, we repaid the total amounts previously outstanding on the Term Loan Facility, prior to their scheduled maturity on July 14, 2019. As a result, our Revolving Credit Facility comprises the full $400 million capacity of our Credit Agreement, subject to the limits set forth therein. As of March 31, 2017, our outstanding indebtedness consists solely of amounts borrowed on our Revolving Credit Facility.

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

The average interest rate on our outstanding indebtedness was 3.80% and 3.66% at March 31, 2017 and December 31, 2016, respectively. In addition to the interest we incur on our outstanding indebtedness, we pay commitment fees of 0.50% on unused commitments, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. At March 31, 2017, we were in compliance with the covenants set forth in our Credit Agreement.

We determined the capacity available to us under the terms of our Credit Agreement was as follows as of the specified dates:

	March 31, 2017	December 31, 2016
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$400.0	$400.0
Less: Term Loan Facility amounts outstanding	—	10.1
Revolving Credit Facility amounts outstanding	212.0	213.0
Letters of credit outstanding	—	—
Available under Credit Agreement (1)	$188.0	$176.9

(1)	Pursuant to the terms of our Credit Agreement, our borrowing capacity, currently, is limited to 4.5 times our trailing 12-month consolidated EBITDA.

Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Interest expense on the Credit Agreement	$2,392	$1,968
Amortization of deferred financing costs	215	215
Total interest expense	$2,607	$2,183

Our long-term debt balances included the following components as of the specified dates:

	March 31, 2017	December 31, 2016
	(in thousands)
Term Loan Facility	$—	$10,128
Revolving Credit Facility	212,000	213,000
Less: Deferred financing costs, net	(2,019)	(2,234)
Total long-term debt, net	$209,981	$220,894

6. DEFERRED REVENUE

Our deferred revenue includes amounts we have received in cash from customers as payment for their minimum monthly commitment fees under take-or-pay contracts, where such payments exceed the charges implied by the customer’s actual throughput based on contractual rates set forth in our terminalling services agreements. We grant customers of our Hardisty terminal a credit for periods up to six months, which may be used to offset fees on throughput in excess of their minimum monthly commitments in future periods, to the extent capacity is available for the excess volume. We refer to these credits as make-up rights. We defer revenue associated with make-up rights until the earlier of when the throughput is utilized, the make-up rights expire, or when it is determined that the likelihood that the customer will utilize the make-up right is remote. A majority of our deferred revenue derived from the make-up rights provisions of our terminalling services agreements are denominated in Canadian dollars and translated into U.S. dollars at the exchange rate in effect at the end of the period. As a result, the balance of our deferred revenue may vary from period to period due to changes in the exchange rate between the U.S. dollar and the Canadian dollar.

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

The following table provides details of our deferred revenue with unrelated customers as reflected in our consolidated balance sheets as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Customer prepayments, current portion (1)	$2,926	$3,705
Minimum monthly commitment fees	23,535	23,223
Total deferred revenue, current portion	$26,461	$26,928

Customer prepayments (1)	$—	$264
Total deferred revenue, net of current portion	$—	$264

(1)	Represents amounts associated with lease payments received in advance from our Fleet services customers.

Refer to Note 9 — Transactions with Related Parties for a discussion of deferred revenues associated with related parties included in our consolidated balance sheets.

7. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson Energy Partnership, or Gibson, under which Gibson developed, constructed and operates a pipeline and related facilities connecting to our Hardisty terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty terminal is the exclusive means by which crude oil from Gibson's Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty terminal based on a predetermined formula. For the three months ended March 31, 2017 and 2016, we recorded $5.4 million and $4.7 million, respectively, as "Pipeline fees" in our consolidated statements of income. Additionally, at March 31, 2017 and December 31, 2016, we had prepaid pipeline fees of $7.2 million and $6.8 million, respectively, included in "Prepaid expenses" on our consolidated balance sheets, which will be recognized as expense concurrently with the recognition of revenue that we deferred in connection with our minimum monthly volume commitments.

8. NONCONSOLIDATED VARIABLE INTEREST ENTITIES
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

Prior to July 1, 2016, our activities with the VIEs were treated as related party transactions and disclosed in Note 9 – Transactions with Related Parties due to the managing member of the VIEs being a member of the board of directors of USD. The managing member subsequently transferred ownership and control of the companies to a party that is unaffiliated with USD or us. As a result, for periods following June 30, 2016, we no longer treat the VIEs as related parties.

The following table summarizes the total assets and liabilities between us and the VIEs as reflected in our consolidated balance sheets at March 31, 2017 and December 31, 2016, as well as our maximum exposure to losses from entities in which we have a variable interest, but are not the primary beneficiary. Generally, our maximum exposure to losses is limited to amounts receivable for services we provided, reduced by any deferred revenues.

	March 31, 2017
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable	$—	$—	$—
Accounts payable	—	—	—
Deferred revenue, current portion	—	1,242	—
Deferred revenue, net of current portion	—	—	—
	$—	$1,242	$—

	December 31, 2016
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable	$7	$—	$—
Accounts payable	—	3	—
Deferred revenue, current portion	—	1,297	—
Deferred revenue, net of current portion	—	264	—
	$7	$1,564	$—

We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 2,613 railcars to the VIEs, but we have retained certain rights and obligations with respect to the servicing of these railcars.

During the quarter ended March 31, 2017, we provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

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

USDG is the sole owner of our general partner and owns 5,278,963 of our common units and all 6,278,127 of our subordinated units representing a combined 49.4% limited partner interest in us. USDG also provides us with general and administrative support services necessary for the operation and management of our business.

USD Partners GP LLC, our general partner, currently owns all 461,136 of our general partner units representing a 2.0% general partner interest in us, as well as all of our incentive distribution rights. Pursuant to our partnership agreement, our general partner is responsible for our overall governance and operations.

Omnibus Agreement
We are a party to an omnibus agreement with USD, USDG and certain of their subsidiaries, including our general partner, pursuant to which we obtain and make payments for specified services provided to us and for out-of-pocket costs incurred on our behalf. We pay USDG, in equal monthly installments, the annual amount USDG estimates will be payable by us during the calendar year for providing services for our benefit. The omnibus agreement provides that this amount may be adjusted annually to reflect, among other things, changes in the scope of the general and administrative services provided to us due to a contribution, acquisition or disposition of assets by us or our subsidiaries, or for changes in any law, rule or regulation applicable to us, which affects the cost of providing the general and administrative services. We also reimburse USDG for any out-of-pocket costs and expenses incurred on our behalf in providing general and administrative services to us. This reimbursement is in addition to the amounts we pay to reimburse our general partner and its affiliates for certain costs and expenses incurred on our behalf for managing our business and operations, as required by our partnership agreement.

The total amounts charged to us under the omnibus agreement for the three months ended March 31, 2017 and 2016, were $1.4 million and $1.5 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of income. At March 31, 2017 and December 31, 2016, we had balances payable related to these costs of $0.5 million and $0.2 million, respectively, recorded as “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.

From time to time, in the ordinary course of business, USD and its affiliates may receive vendor payments or other amounts due to us or our subsidiaries. In addition, we may make payments to vendors and other unrelated parties on behalf of USD and its affiliates for which they routinely reimburse us. We had no receivable balance at March 31, 2017, and $0.2 million at December 31, 2016, related to these transactions included in “Accounts receivable — related party” within our consolidated balance sheet.

Variable Interest Entities
We entered into purchase, assignment and assumption agreements to assign payment and performance obligations for certain operating lease agreements, as well as customer fleet service payments related to these operating leases with the VIEs. Prior to July 1, 2016, a member of the board of directors of USD exercised control over the VIEs as its managing member. Subsequent to June 30, 2016, the managing member transferred ownership of the VIEs to a party that is unaffiliated with USD or us. As a result, for periods following June 30, 2016, we no longer treat the VIEs as related parties. Refer to Note 8 – Nonconsolidated Variable Interest Entities for additional discussion and information regarding transactions with the VIEs subsequent to June 30, 2016.

For periods prior to July 1, 2016, our related party sales to the VIEs are included in the accompanying consolidated statements of operations as set forth in the following table for the indicated periods:

	Three Months Ended March 31,
	2017	2016

Fleet services — related parties	$—	$0.4

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

Our related party sales to USDM are presented in the following table for the indicated periods:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Terminalling services — related party	$1,740	$1,650
Fleet leases — related party	890	890
Fleet services — related party	279	279
Freight and other reimbursables — related party	1	—
	$2,910	$2,819

We had no significant receivables from USDM as of March 31, 2017 and December 31, 2016, recorded in "Accounts receivable — related party." We had deferred revenue included in "Deferred revenue, current — related party" in our consolidated balance sheets associated with our terminalling and fleet services agreements with USDM for amounts we have collected from them for their minimum volume commitment fees and prepaid lease amounts as follows for the indicated periods:

	March 31, 2017	December 31, 2016
	(in thousands)
Customer prepayments, current portion (1)	$390	$390
Minimum monthly commitment fees	3,934	3,902
Total deferred revenue, current portion	$4,324	$4,292

(1)	Represents amounts associated with lease payments received in advance.

Cash Distributions
During the three months ended March 31, 2017, we paid the following aggregate cash distributions to USDG as a holder of our common units and the sole owner of our subordinated units and to USD Partners GP LLC for their general partner interest.

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
February 1, 2017	February 13, 2017	February 17, 2017	$3,814	$152

Transition Services Agreement
In connection with our acquisition of the Casper terminal in November 2015, we entered into a transition services agreement with Cogent, pursuant to which Cogent provided certain accounting, administrative, customer support and information technology support services to the Casper terminal for three months following the November 17, 2015, closing date, while we transitioned such services to our management. Two officers of an affiliate of our general partner are the principal owners of Cogent. As a result, these officers are considered to be beneficiaries of this agreement. Pursuant to the terms of this agreement, we incurred approximately $52 thousand of expenses for the three months ended March 31, 2016. We did not incur any charges for the three months ended March 31, 2017.

10. COMMITMENTS AND CONTINGENCIES
From time to time, we may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. We do not believe that we are currently a party to any such proceedings that will have a material adverse impact on our financial condition or results of operations.

In connection with the railcar services we provide, we regularly incur railcar cleanup and repair costs upon our return of these railcars to the lessors. We typically pass such costs on to our customers pursuant to the terms of our lease agreements with them. A legacy customer associated with a terminal sold by USD prior to our IPO has returned 265 railcars to us, all of which the lessors claim require additional cleaning and repair from alleged corrosion. We are currently in discussions with the lessors and our customer regarding the validity of these additional costs. We believe that our customer will ultimately be responsible for any costs associated with these returns, and USD has agreed to indemnify us to the extent that we are unable to recover any such costs from our customer.

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

The following tables summarize our reportable segment data:

	Three Months Ended March 31, 2017
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$23,559	$—	$—	$23,559
Terminalling services — related party	1,740	—	—	1,740
Railroad incentives	15	—	—	15
Fleet leases	—	643	—	643
Fleet leases — related party	—	890	—	890
Fleet services	—	468	—	468
Fleet services — related party	—	279	—	279
Freight and other reimbursables	21	136	—	157
Freight and other reimbursables — related party	—	1	—	1
Total revenues	25,335	2,417	—	27,752
Operating costs
Subcontracted rail services	2,013	—	—	2,013
Pipeline fees	5,417	—	—	5,417
Fleet leases	—	1,533	—	1,533
Freight and other reimbursables	21	137	—	158
Operating and maintenance	611	96	—	707
Selling, general and administrative	1,215	296	2,236	3,747
Depreciation and amortization	4,941	—	—	4,941
Total operating costs	14,218	2,062	2,236	18,516
Operating income (loss)	11,117	355	(2,236)	9,236
Interest expense	170	—	2,437	2,607
Loss associated with derivative instruments	211	—	—	211
Foreign currency transaction loss	—	—	30	30
Other expense, net	5	—	—	5
Provision for income taxes	1,005	134	46	1,185
Net income (loss)	$9,726	$221	$(4,749)	$5,198
Goodwill	$33,589	$—	$—	$33,589

	Three Months Ended March 31, 2016
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$22,023	$—	$—	$22,023
Terminalling services — related party	1,650	—	—	1,650
Railroad incentives	15	—	—	15
Fleet leases	—	643	—	643
Fleet leases — related party	—	890	—	890
Fleet services	—	69	—	69
Fleet services — related party	—	684	—	684
Freight and other reimbursables	—	383	—	383
Freight and other reimbursables — related party	—	—	—	—
Total revenues	23,688	2,669	—	26,357
Operating costs
Subcontracted rail services	2,043	—	—	2,043
Pipeline fees	4,714	—	—	4,714
Fleet leases	—	1,533	—	1,533
Freight and other reimbursables	—	383	—	383
Operating and maintenance	815	55	—	870
Selling, general and administrative	1,234	194	2,958	4,386
Depreciation and amortization	4,905	—	—	4,905
Total operating costs	13,711	2,165	2,958	18,834
Operating income (loss)	9,977	504	(2,958)	7,523
Interest expense	330	—	1,853	2,183
Loss associated with derivative instruments	1,523	—	—	1,523
Foreign currency transaction gain	(80)	(50)	—	(130)
Provision for income taxes	1,783	14	—	1,797
Net income (loss)	$6,421	$540	$(4,811)	$2,150
Goodwill	$33,970	$—	$—	$33,970

Segment Adjusted EBITDA
The following table provides a reconciliation of Segment Adjusted EBITDA to "Net cash provided by operating activities":

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Segment Adjusted EBITDA
Terminalling services	$16,437	$16,135
Fleet services	355	504
Corporate activities(1)	(1,438)	(2,230)
Total Adjusted EBITDA	15,354	14,409
Add (deduct):
Amortization of deferred financing costs	215	215
Deferred income taxes	58	(46)
Changes in accounts receivable and other assets	1,827	1,974
Changes in accounts payable and accrued expenses	400	(832)
Changes in deferred revenue and other liabilities	(1,120)	543
Change in restricted cash	(21)	(2,426)
Interest expense, net	(2,603)	(2,183)
Provision for income taxes	(1,185)	(1,797)
Foreign currency transaction gain (loss)(2)	(30)	130
Deferred revenue associated with minimum monthly commitment fees(3)	(80)	(763)
Net cash provided by operating activities	$12,815	$9,224

(1)	Corporate activities represent corporate and financing transactions that are not allocated to our established reporting segments.

(2)	Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

(3)
Represents deferred revenue associated with minimum monthly commitment fees in excess of throughput utilized, which fees are not refundable to our customers. Amounts presented are net of: (a) the corresponding prepaid Gibson pipeline fee that will be recognized as expense concurrently with the recognition of revenue; (b) revenue recognized in the current period that was previously deferred; and (c) expense recognized for previously prepaid Gibson pipeline fees, which correspond with the revenue recognized that was previously deferred. Refer to Note 6 - Deferred Revenues for additional discussion of deferred revenue.

12. INCOME TAXES
U.S. Federal and State Income Taxes
We are treated as a partnership for U.S. federal and most state income tax purposes, with each partner being separately taxed on their share of our taxable income. One of our subsidiaries, USD Rail LP, has elected to be classified as an entity taxable as a corporation for U.S. federal income tax purposes. We are also subject to state franchise tax in the state of Texas, which is treated as an income tax under the applicable accounting guidance. Our U.S. federal income tax expense is based upon our estimated annual effective federal income tax rate of 34% as applied to USD Rail LP's taxable income of $0.3 million and loss of $0.3 million for the three months ended March 31, 2017 and 2016, respectively. We did not record a provision for U.S. federal income tax for three months ended March 31, 2016, as a result of the loss. We also did not record a current provision for U.S. federal income tax for the three months ended March 31, 2017, as we utilized a net operating loss carryforward to offset our taxable income.

Foreign Income Taxes
Our Canadian operations are conducted through entities that are subject to Canadian federal and provincial income taxes. Our current income tax expense related to taxable income from our Canadian operations was computed using the combined federal and provincial income tax rate of 27% applicable to pretax book income of our Canadian operations for the three months ended March 31, 2017 and 2016. The combined rate was also used to compute deferred income tax expense, which is the result of temporary differences that are expected to reverse in the future.

In 2016, prior to filing our 2015 Canadian tax returns, we adopted a methodology for determining the return attributable to our Canadian subsidiaries based upon completion of a study we initially commissioned in 2015. We calculated our tax provision for our Canadian income tax liability utilizing this new methodology.

Combined Effective Income Tax Rate
We determined our 2017 income tax expense based upon our estimated annual effective income tax rate of approximately 27% on a consolidated basis for fiscal year 2017, which rate is attributable to the multiple domestic and foreign tax jurisdictions to which we are subject.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Current income tax expense (benefit)
U.S. federal income tax	$98	$—
Benefit of U.S. federal operating loss carryforward	(98)	—
State income tax	63	37
Canadian federal and provincial income taxes	1,064	1,806
Total current income tax expense	1,127	1,843
Deferred income tax expense (benefit)
U.S. federal income tax	121	—
Canadian federal and provincial income tax benefits	(63)	(46)
Total change in deferred income tax expense (benefits)	58	(46)
Provision for income taxes	$1,185	$1,797

The reconciliation between income tax expense based on the U.S. federal statutory income tax rate and our effective income tax expense is presented below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Income tax expense at the U.S. federal statutory rate	$2,170	$1,342
Amount attributable to partnership not subject to income tax	(841)	944
Foreign income tax rate differential	(205)	(444)
Other	(1)	32
State income tax expense	59	37
Change in valuation allowance	3	(114)
Provision for income taxes	$1,185	$1,797

Our deferred income taxes assets and liabilities reflect the income tax effect of differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Major components of deferred income tax assets and liabilities associated with our operations were as follows as of the dates indicated:

	March 31, 2017
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Deferred revenues	$—	$—	$—
Capital loss carryforwards	—	441	441
Operating loss carryforwards	159	—	159
Deferred income tax liabilities
Prepaid expenses	(526)	—	(526)
Property and equipment	—	(519)	(519)
Deferred income tax liability	(367)	(78)	(445)
Valuation allowance	—	(441)	(441)
Deferred income tax liability, net	$(367)	$(519)	$(886)

	December 31, 2016
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Deferred revenues	$89	$—	$89
Capital loss carryforwards	—	438	438
Operating loss carryforwards	257	—	257
Deferred income tax liabilities
Prepaid expenses	(592)	—	(592)
Property and equipment	—	(577)	(577)
Deferred income tax liability	(246)	(139)	(385)
Valuation allowance	—	(438)	(438)
Deferred income tax liability, net	$(246)	$(577)	$(823)

Our available U.S. federal loss carryforward was approximately $0.5 million and $0.8 million as of March 31, 2017 and December 31, 2016, respectively, and will begin expiring in 2036. Our available Canadian loss carryforward was approximately $4.4 million at March 31, 2017 and at December 31, 2016, and will begin expiring in 2033.

We are subject to examination by the taxing authorities for the years ended December 31, 2016, 2015 and 2014. USD has agreed to indemnify us for all federal, state and local tax liabilities for periods preceding the closing date of our initial public offering. We did not have any unrecognized income tax benefits or any income tax reserves for uncertain tax positions as of March 31, 2017, and December 31, 2016.

13. DERIVATIVE FINANCIAL INSTRUMENTS
Our net income and cash flows are subject to fluctuations resulting from changes in interest rates on our variable rate debt obligations and foreign currency exchange rates, particularly with respect to the U.S. dollar and the Canadian dollar. At March 31, 2017, and December 31, 2016, we did not employ any derivative financial instruments to manage our exposure to fluctuations in interest rates, although we may use derivative financial instruments, including swaps, options and other financial instruments with similar characteristics to manage this exposure in the future.

We derive a significant portion of our cash flows from our Hardisty terminal operations in the province of Alberta, Canada. These cash flows are denominated in Canadian dollars. As a result, fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar could have a significant effect on our results of operations, cash flows and financial position. We endeavor to limit our foreign currency risk exposure using various types of derivative financial instruments with characteristics that effectively reduce or eliminate the impact to us of declines in the exchange rate for a specified amount of Canadian dollar denominated cash flows we expect to exchange into U.S. dollars. All of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into for speculative purposes.

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

In June 2015, we entered into four separate collar arrangements with an aggregate notional value of C$32.0 million, which settled at the end of each fiscal quarter during 2016, each having a notional value ranging between C$7.9 million and C$8.1 million. These derivative contracts were executed to secure cash flows totaling C$32.0 million at an exchange rate range where a Canadian dollar is exchanged for an amount between 0.84 and 0.86 U.S. dollars.

Derivative Positions
We record all of our derivative financial instruments at their fair value in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Other current assets	$657	$1,167

We have not designated our derivative financial instruments as hedges of our foreign currency rate exposures. As a result, changes in the fair value of these derivatives are recorded as "Loss associated with derivative instruments" in our consolidated statements of income. The gains or losses associated with changes in the fair value of our foreign currency derivative contracts do not affect our cash flows until the underlying contract is settled by making or receiving a payment to or from the counterparty. In connection with our derivative activities, we recognized the following amounts during the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Loss associated with derivative instruments	$211	$1,523

We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy. The following table presents summarized information about the fair values of our outstanding foreign currency contracts:

	At March 31, 2017				At December 31, 2016
	Notional (C$)	Forward Rate (1)	Market Price (1)	Fair Value	Fair Value
				(in thousands)
Forward Contracts maturing in 2017
March 31, 2017	$8,300,000	0.7804	—	$—	$299
June 30, 2017	$8,400,000	0.7805	0.7535	$227	$296
September 29, 2017	$8,400,000	0.7807	0.7546	$219	$290
December 29, 2017	$8,400,000	0.7809	0.7558	$211	$282
Total				$657	$1,167

(1)
Forward rates and market prices are denoted in amounts where a Canadian dollar is exchanged for the indicated amount of U.S. dollars. The forward rate represents the rate we will receive upon settlement. The market price represents the rate we would expect to pay had the contract been settled on March 31, 2017.

We record the fair market value of our derivative financial instruments in our consolidated balance sheets as current and non-current assets or liabilities on a net basis by counterparty. The terms of the International Swaps and Derivatives Association Master Agreement, which governs our financial contracts and include master netting agreements, allow the parties to our derivative contracts to elect net settlement in respect of all transactions under the agreements. We did not have any liabilities associated with our derivative contracts at March 31, 2017 or December 31, 2016, that were offset against the asset balances for the respective periods.

14. PARTNERS' CAPITAL
Our common units and subordinated units represent limited partner interests in us. The holders of our common units and subordinated units are entitled to participate in partnership distributions and to exercise the rights and privileges available to limited partners under our partnership agreement.

Our Class A units are limited partner interests in us that entitle the holders to nonforfeitable distributions that are equivalent to the distributions paid in respect of our common units (excluding any arrearages of unpaid minimum quarterly distributions from prior quarters) and, as a result, are considered participating securities. Our Class A units do not have voting rights and vest in four equal annual installments over the four years following the consummation of our IPO only if we grow our annualized distributions each year. If we do not achieve positive distribution growth in any of these years, the Class A units that would otherwise vest for that year will be forfeited. The Class A units contain a conversion feature, which, upon vesting, provides for the conversion of the Class A units into common units based on a conversion factor that is tied to the level of our distribution growth for the applicable year. The conversion factor was 1.00 for the first vesting tranche, 1.50 for the second vesting tranche and will be no more than 1.75 for the third vesting tranche and 2.0 for the final vesting tranche. In February 2017, pursuant to the terms set forth in our partnership agreement, the second tranche of 46,250 Class A units vested. We determined that, upon conversion, each vested Class A unit would receive one and one-half (1.50) common units based upon our distributions paid for the four preceding quarters. As a result 46,250 Class A units were converted to 69,375 common units.

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

Subordinated units convert into common units on a one-for-one basis in separate sequential tranches. Each tranche is comprised of 20.0 percent of the subordinated units issued in conjunction with our IPO. A separate tranche is eligible to convert on or after December 31, 2015 (but no more frequently than once in any twelve-month period), provided on such date (i) distributions of available cash from operating surplus on each of the outstanding common units, Class A units, subordinated units and general partner units equaled or exceeded $1.15 per unit (the annualized minimum quarterly distribution) for the four quarter period immediately preceding that date; (ii) the adjusted operating surplus generated during the four quarter period immediately preceding that date equaled or exceeded the sum of $1.15 per unit (the annualized minimum quarterly distribution) on all of the common units, Class A units, subordinated units and general partner units outstanding during that period on a fully diluted basis; and (iii) there are no arrearages in the payment of the minimum quarterly distribution on our common units. For each successive tranche, the four quarter period specified in clauses (i) and (ii) above must commence after the four quarter period applicable to any prior tranche of subordinated units. In February 2017, pursuant to the terms set forth in our partnership agreement, we converted the second tranche of 2,092,709 of our subordinated units into common units upon satisfaction of the conditions established for conversion.

Pursuant to the terms of the USD Partners LP 2014 Long-Term Incentive Plan, which we refer to as the LTIP, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which we classify as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 268,987 vested during the first quarter of 2017, of which 189,815 were converted into our common units after 79,172 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners' Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 15 - Unit Based Compensation.

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

15. UNIT BASED COMPENSATION
Class A units
Our Class A units vest over a four year period if established distribution target thresholds are met each year of the four year vesting period. In February 2017, pursuant to the terms set forth in our partnership agreement, the second tranche of 46,250 Class A units vested based upon our distributions paid for the four preceding quarters and were converted on a basis of one and one-half common units for each Class A unit. As a result, we converted 46,250 Class A units into 69,375 common units. The grant date average fair value of all Class A units was $25.71 at March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Class A unit outstanding at beginning of period	138,750	185,000
Vested	(46,250)	(46,250)
Class A units outstanding at end of period	92,500	138,750

We recognized compensation expense with regard to our Class A units of approximately $116 thousand and $286 thousand for the three months ended March 31, 2017 and 2016, respectively, which cost is included in “Selling, general and administrative” in our consolidated statements of income. We did not have any forfeitures during the three months ended March 31, 2017 and 2016. We have elected to account for actual forfeitures as they occur rather than applying an estimated forfeiture rate when determining compensation expense.

Each holder of a Class A unit is entitled to nonforfeitable cash distributions equal to the product of the number of Class A units outstanding for the participant and the cash distribution per unit paid to our common unitholders. These distributions are included in “Distributions” as presented in our consolidated statements of cash flows and our consolidated statement of partners’ capital. However, any distributions paid on Class A units that are forfeited are reclassified to unit based compensation expense when it is determined that the Class A units are not expected to vest. For the three months ended March 31, 2017 and 2016, we did not recognize any compensation expense for distributions paid on Class A units that are not expected to vest.

Long-term Incentive Plan
In 2017 and 2016, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 687,099 and 576,373 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our LTIP. The total number of our common units initially authorized for issuance under the LTIP was 1,654,167, of which 129,474 remained available at March 31, 2017. The Phantom Units are subject to all of the terms and conditions of the LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount determined based on an allocation formula which included a percentage multiplier of the grantee's base salary, among other factors, converted to a number of units based on the closing price of one of our common units preceding the grant date, as quoted on the NYSE.

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

The following tables present our Equity-classified Phantom Unit award activity:

	Number of Director and Independent Consultant Units	Number of Employee Units	Weighted-Average Grant Date Fair Value Per Unit
Phantom Unit awards at December 31, 2016	64,830	730,808	$8.51
Granted	24,999	633,955	$12.80
Vested	(64,830)	(204,157)	$8.47
Forfeited	—	—	$—
Phantom Unit awards at March 31, 2017	24,999	1,160,606	$10.91

	Number of Director and Independent Consultant Units	Number of Employee Units	Weighted-Average Grant Date Fair Value Per Unit
Phantom Unit awards at December 31, 2015	24,045	349,976	$12.75
Granted	64,830	471,412	$6.39
Vested	(20,442)	(87,500)	$12.78
Phantom Unit awards at March 31, 2016	68,433	733,888	$8.50

The following tables present our Liability-classified Phantom Unit award activity:

	Number of Director and Independent Consultant Units	Number of Employee Units	Weighted-Average Grant Date Fair Value Per Unit
Phantom Unit awards at December 31, 2016	21,610	21,615	$7.70
Granted	8,333	19,812	$12.80
Vested	(21,610)	—	$6.39
Phantom Unit awards at March 31, 2017	8,333	41,427	$11.15

	Number of Director and Independent Consultant Units	Number of Employee Units	Weighted-Average Grant Date Fair Value Per Unit
Phantom Unit awards at December 31, 2015	10,256	13,276	$12.78
Granted	21,610	17,021	$6.39
Vested	(10,256)	—	$12.78
Phantom Unit awards at March 31, 2016	21,610	30,297	$8.02

The fair value of each Phantom Unit on the grant date is equal to the closing market price of our common units on the grant date. We account for the Phantom Unit grants to independent directors and employees of our general partner and its affiliates domiciled in Canada that are paid out in cash upon vesting, throughout the requisite vesting period, by revaluing the unvested Phantom Units outstanding at the end of each reporting period and recording a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of income and recognizing a liability in "Other current liabilities" in our consolidated balance sheets. With respect to the Phantom Units granted to employees of our general partner and its affiliates domiciled in the United States, we amortize the initial grant date fair value over the requisite service period using the straight-line method with a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of income, with an offset to common units within the Partners' Capital section of our consolidated balance sheet. With respect to the Phantom Units granted to consultants and independent directors of our general partner and its affiliates domiciled in the United States, we revalue the unvested Phantom Units outstanding at the end of each reporting period throughout the requisite service period and record a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of income, with an offset to common units within the Partners' Capital section of our consolidated balance sheet.

For the three months ended March 31, 2017 and 2016, we recognized approximately $682 thousand and $442 thousand, respectively, of compensation expense associated with outstanding Phantom Units. As of March 31, 2017, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $13.0 million, which we expect to recognize over a weighted average period of 3.28 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.

We made payments to holders of the Phantom Units pursuant to the associated DERs granted to them under the Award Agreements as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Equity-classified Phantom Units	$263	$113
Liability-classified Phantom Units	14	7
Total	$277	$120

16. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash paid for income taxes	$616	$1,710
Cash paid for interest	$2,362	$1,807

The following table provides supplemental information for the item labeled "Other" in the "Net cash provided by operating activities" section of our consolidated statements of cash flows.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Loss associated with disposal of assets	$9	$—
Amortization of deferred financing costs	$215	$215
Deferred income taxes	$58	$(46)
	$282	$169

17. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
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

Restricted Cash
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, or ASU 2016-18, which amends ASC Topic 230 to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when we reconcile the beginning-of-period and end-of-period total amounts shown on our consolidated statements of cash flows.

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

We cannot reasonably estimate the impact our adoption of ASU 2016-02 will currently have on our consolidated financial statements. We do not currently recognize operating leases in our balance sheets as will be required by ASU 2016-02, but we record payments for operating leases as rent expense as incurred. Our process for implementing ASU 2016-02 will involve evaluating all of our existing leases with terms greater than 12 months to quantify the impact to our financial statements, developing accounting policies and internal control processes to address adherence to the requirements of the standard, evaluating the capability of existing accounting systems and any enhancements needed, determining the need to modify any bank or debt compliance requirements, and training and educating our workforce and the investment community regarding the financial statement impact that application of the standard will have. We have not yet initiated our process for implementing ASU 2016-02 and have not determined whether we will early adopt the provisions of this standard.

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, or ASU 2014-09, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2017, and may be applied on either a full or modified retrospective basis. Additionally, the FASB has issued and is likely to continue issuing Accounting Standards Updates to clarify application of the guidance in the original standard and to provide practical expedients for implementing the guidance, all of which will be effective upon adoption.
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
We currently expect to adopt ASU 2014-09 by applying the full retrospective transition method. The most significant policy revision we have identified to date relates to our accounting for the make-up rights provisions granted to customers of our Hardisty terminal. Under our current policy, we defer revenue associated with the make-up rights provisions until the earlier of when the throughput is utilized, the make-up rights expire, or when we determine the likelihood that the customer will utilize the make-up right is remote. Our revised revenue policy will require us to assess the value of the make-up right option based upon the likelihood of exercise and the expected amount to be received from the option exercise to determine the amount of revenue to defer. For example, if we consider the make-up right option unlikely to be exercised, we would attribute no value to the option and apply 100% breakage resulting in the recognition of all the revenue. We have identified other elements within our consolidated financial statements that are likely to be affected by our policy revisions for assessing the value of make-up right provisions granted to customers of our Hardisty terminal. However, we continue to evaluate the impact our adoption of ASU 2014-09 may have on other elements within our consolidated financial statements. We cannot currently quantify with sufficient accuracy the impact that our adoption will have on each of the elements we expect to be affected within our consolidated financial statements.
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
Terminalling Services Revenue and Deferred Revenue - We expect the terminalling services revenue of our Hardisty terminal operations to increase by a portion of the amounts previously deferred in connection with the payments we receive from our customers for their minimum monthly volume commitments. We have historically deferred recognition of all such amounts due to the make-up rights we have granted customers of our Hardisty terminal for periods up to six months following the month for which the minimum volume commitments were paid. Historically, breakage associated with these make-up right options has been 100%, which could result in our recognizing a portion, or all of the previously deferred amounts as revenue upon our adoption of ASU 2014-09. Breakage rates will be regularly evaluated and modified as necessary to reflect our current expectations and experience.
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
Other Comprehensive Income - Foreign Currency Translation and Accumulated Other Comprehensive Income  Our translation of the foregoing items within our consolidated income statements and balance sheets will also result in changes to the amounts reported in our consolidated statements of comprehensive income for “Other comprehensive income – foreign currency translation” and the related amount for “Accumulated other comprehensive income (loss)” included in our consolidated balance sheets. The functional currency of our Hardisty terminal is the Canadian dollar, which we translate into U.S. dollars for reporting in our consolidated financial statements.
Cash Flows From Operating Activities - We do not expect our adoption of ASU 2014-09 to affect the amount we report as Cash flow from operating activities, as our adoption of this standard does not affect cash flow. However, we expect the components that comprise “Net cash provided by operating activities” within our Consolidated Statements of Cash Flows will change to reflect the changes presented in the income statement and balance sheet items discussed above.

18. SUBSEQUENT EVENTS
Distribution to Partners
On April 27, 2017, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.335 per unit, or $1.34 per unit on an annualized basis, for the three months ended March 31, 2017. The distribution represents an increase of $0.005 per unit, or 1.5% over the prior quarter distribution per unit, and 16.5% over our minimum quarterly distribution per unit. The distribution will be paid on May 12, 2017, to unitholders of record at the close of business on May 8, 2016. The distribution will include payment of $3.8 million to our public common unitholders, $31 thousand to the Class A unitholders, an aggregate of $3.9 million to USDG as a holder of our common units and the sole owner of our subordinated units and $170 thousand to USD Partners GP LLC for its general partner interest and as holder of the IDR.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited consolidated financial statements and accompanying notes included in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Among other things, those consolidated financial statements include more detailed information regarding the basis of presentation for the following discussion and analysis. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in "Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Please also read the "Cautionary Note Regarding Forward-Looking Statements” following the table of contents in this quarterly report.
Throughout the following discussion, we denote amounts denominated in Canadian dollars with "C$" immediately prior to the stated amount.
Overview and Recent Developments
We are a fee-based, growth-oriented master limited partnership formed by USD to acquire, develop and operate energy-related logistics assets, including rail terminals and other high-quality and complementary midstream infrastructure. Our principal assets consist of: (i) a crude oil origination terminal in Hardisty, Alberta, Canada, with capacity to load up to two 120-railcar unit trains per day, (ii) a crude oil terminal in Casper, Wyoming, with unit train-capable railcar loading capacity in excess of 100,000 barrels per day, or Bpd, and six customer-dedicated storage tanks with 900,000 barrels, or Bbls, of total capacity and (iii) a unit train-capable ethanol destination terminal in West Colton, California. Our terminals provide critical infrastructure allowing our customers to transport energy-related products from multiple supply regions to numerous demand markets that are dependent on these products.

We have also historically operated a unit train-capable ethanol destination terminal in San Antonio, Texas, that we will cease operating in the second quarter of 2017 following the conclusion of our customer's agreement with us. We are exploring opportunities to provide ethanol terminalling services to other potential customers in the San Antonio market from our existing location or other locations.

We also provide our customers with railcars and fleet services under multi-year, take-or-pay contracts to facilitate the transportation of liquid hydrocarbons and biofuels by rail. As of March 31, 2017, our railcar fleet consisted of 2,953 railcars, which we leased from various railcar manufacturers and financial entities, including 2,108 coiled and insulated, or C&I, railcars.

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

Western Canadian crude oil production is projected to increase throughout the next decade, driven primarily by developments in Alberta’s oil sands region. In June 2016, the Canadian Association of Petroleum Producers, or CAPP, projected that the supply of crude oil from Western Canada will grow by approximately 590,000 Bpd by 2020 and 890,000 Bpd by 2025 relative to 2015. Since the publication of CAPP’s June 2016 supply projections, several companies have announced plans to increase production capacity at their oil sands facilities, in part due to cost savings and optimization achieved during the recent commodity price downturn, as well as technological improvements that increase efficiency and reduce production costs.

Additionally, recent consolidation of Western Canadian oil sands production assets among active Canadian producers is expected to drive further increases in crude oil production. In March 2017, Cenovus Energy Inc. announced plans to acquire the remaining 50% ownership interest in its Foster Creek Christina Lake partnership and the majority of the Deep Basin conventional assets currently owned by the ConocoPhillips Company, which is expected to close in the second quarter of 2017. Also in March 2017, Canadian Natural Resources Limited announced plans to acquire 70% of the Athabasca Oil Sands Project and all of the Canadian in-situ and undeveloped oil sands assets owned by Shell Canada Limited and certain subsidiaries, which is expected to close in mid-2017. In January 2017, Athabasca Oil Corporation completed its acquisition of Canadian Thermal Oil assets from Statoil Canada Ltd. Canadian-based ownership of these production assets is expected to result in more efficient and focused deployment of financial and technological resources to enhance the development of crude oil production from the acquired assets.

In March 2017, an incident at the Syncrude Mildred Lake Upgrader facility resulted in a major unplanned outage and accelerated the timing of a planned eight-week turnaround. This decreased the supply of synthetic crude oil available to the market. In turn, producers who mix synthetic crude oil with bitumen were forced to reduce their production of heavy blended crude oil. As a result, near-term spreads between WCS and other benchmarks have tightened. Suncor Energy, the majority owner of the Syncrude project, reported that the plant is currently operating at reduced rates and that production is expected to return to full rates by the end of June. We do not expect this supply disruption to have a long-term impact on the volumes of crude oil flowing from Western Canada into the U.S.

We continue to anticipate that crude oil production from Western Canada will outpace pipeline takeaway capacity over the next several years and increase the need for rail transportation solutions. Our expectations are supported by multiple industry forecasts which project an increase in the demand for rail takeaway solutions in 2017 and 2018. Our Hardisty and Casper terminals, with established capacity and scalable designs, are well-positioned as strategic locations to meet expected future takeaway needs.

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

Terminalling Services
Our terminalling services segment includes our Hardisty, Casper, West Colton and San Antonio terminals. Our Hardisty terminal, which commenced operations in late June 2014, is an origination terminal where we load into railcars various grades of Canadian crude oil received from Gibson's Hardisty storage terminal. Our Hardisty terminal can load up to two 120-railcar unit trains per day and consists of a fixed loading rack with approximately 30 railcar loading positions, a unit train staging area and loop tracks capable of holding five unit trains simultaneously. Our Casper terminal, acquired in November 2015, is a crude oil storage, blending and railcar loading terminal. The terminal currently offers six customer-dedicated storage tanks with 900,000 Bbls of total capacity and unit train-capable railcar loading capacity in excess of 100,000 Bpd. Our Casper terminal is supplied with multiple grades of Canadian crude oil through a direct connection with Spectra Energy Partners' Express Pipeline, as well as local production through two truck unloading units. Our West Colton terminal, completed in November 2009, is a unit train-capable destination terminal that can transload up to 13,000 bpd of ethanol received by rail from producers onto trucks to meet local demand in the San Bernardino and Riverside County-Inland Empire region of Southern California. The West Colton terminal has 20 railcar offloading positions and three truck loading positions. Substantially all of our cash flows are generated from multi-year, take-or-pay terminal services agreements with customers at our Hardisty and Casper terminals that include minimum monthly commitment fees. Our West Colton terminal operates under a minimum monthly commitment fee arrangement that is terminable on 150 days notice.

Our San Antonio terminal is a unit train-capable destination terminal with capacity to transload up to 20,000 bpd of ethanol received from producers by rail onto trucks originally established to meet local ethanol demand in San Antonio and Austin, Texas. Although we will cease operating our San Antonio terminal during the second quarter of 2017 following the termination of our terminalling services agreement, we have recently renewed discussions with the lessor of the terminal facilities, which may allow us to continue providing ethanol terminalling services to other potential customers in the San Antonio market. We are also exploring opportunities to provide ethanol terminalling services to customers in the San Antonio market from other locations. We can provide no assurances that we will be able to continue providing ethanol terminalling services in the San Antonio market.

Fleet Services
We provide our customers with railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail on a multi-year, take-or-pay basis under master fleet services agreements for initial terms ranging from five to nine years. We do not own any railcars. As of March 31, 2017, our railcar fleet consisted of 2,953 railcars which we leased from various railcar manufacturers and financial entities, including 2,108 C&I railcars. We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 2,613 railcars to other parties, but we have retained certain rights and obligations with respect to the servicing of these railcars.
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
We believe that the presentation of Adjusted EBITDA and DCF in this report provides information that enhances an investor's understanding of our ability to generate cash for payment of distributions and other purposes. The GAAP measure most directly comparable to Adjusted EBITDA and DCF is "Net cash provided by operating activities." Adjusted EBITDA and DCF should not be considered as alternatives to "Net cash provided by operating activities" or any other measure of liquidity presented in accordance with GAAP. Adjusted EBITDA and DCF exclude some, but not all, items that affect cash from operations, and these measures may vary among other companies. As a result, Adjusted EBITDA and DCF may not be comparable to similarly titled measures of other companies.

The following table sets forth a reconciliation of Adjusted EBITDA and DCF to the most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by operating activities	$12,815	$9,224
Add (deduct):
Amortization of deferred financing costs	(215)	(215)
Deferred income taxes	(58)	46
Changes in accounts receivable and other assets	(1,827)	(1,974)
Changes in accounts payable and accrued expenses	(400)	832
Changes in deferred revenue and other liabilities	1,120	(543)
Change in restricted cash	21	2,426
Interest expense, net	2,603	2,183
Provision for income taxes	1,185	1,797
Foreign currency transaction loss (gain)(1)	30	(130)
Deferred revenue associated with minimum monthly commitment fees(2)	80	763
Adjusted EBITDA	15,354	14,409
Add (deduct):
Cash paid for income taxes(3)	(616)	(1,710)
Cash paid for interest	(2,362)	(1,807)
Maintenance capital expenditures	(126)	—
Distributable cash flow	$12,250	$10,892

(1)	Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

(2)
Represents deferred revenue associated with minimum monthly commitment fees in excess of throughput utilized, which fees are not refundable to our customers. Amounts presented are net of: (a) the corresponding prepaid Gibson pipeline fee that will be recognized as expense concurrently with the recognition of revenue; (b) revenue recognized in the current period that was previously deferred; and (c) expense recognized for previously prepaid Gibson pipeline fees, which correspond with the revenue recognized that was previously deferred. Refer to the discussion in Note 6. Deferred Revenue of our consolidated financial statements included in Part I, Item 1 of this report.

(3)	Includes a partial refund of approximately $0.7 million (representing C$0.9 million) received in the three months ended March 31, 2017, for our 2015 foreign income taxes.

Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. Although both our Hardisty and Casper terminals were constructed in 2014, we expect to incur regular maintenance expenditures to maintain the operating capacity of these facilities as our terminals and associated equipment age. We record routine maintenance expenses associated with operating our assets in "Operating and maintenance" costs in our consolidated statements of income. Our operating and maintenance expenses are comprised primarily of pipeline fees, repairs and maintenance expenses, materials and supplies, subcontracted rail expenses, utility costs, insurance premiums and rent for facilities and equipment. In addition, our operating expenses include the cost of leasing railcars from third-party railcar suppliers and the shipping fees charged by railroads, which costs are generally passed through to our customers. Although our assets are relatively new, we expect to incur costs to maintain these assets in compliance with sound business practices, our contractual relationships and to comply with regulatory requirements for operating these assets. We expect our expenses to remain relatively stable, but they may fluctuate from period to period depending on the mix of activities performed during a period and the timing of these expenditures.

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

General Trends and Outlook
We expect our business to continue to be affected by the key trends discussed in "Item 7. Management's Discussion and Analysis of Financial Condition—Factors That May Impact Future Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.
Customer Contract Expirations and Renewals
A customer of our Casper terminal, whose existing terminalling services agreement with us expires in the third quarter of 2017, if not otherwise renewed or extended, did not exercise its option to extend the agreement for an additional three-year term. We continue to actively negotiate with this customer, as well as other existing and potential new customers, for the provision of terminalling services following the expiration of this agreement. We cannot make any assurances regarding the outcome of these negotiations. As discussed previously in this Report, we continue to expect growth in Western Canada crude oil production, including recently announced additions to oil sands production capacity to exceed near-term pipeline takeaway capacity, which provides us with a meaningful opportunity to meet upcoming takeaway needs with our strategically-positioned and scalable assets, particularly given current industry headwinds for new infrastructure projects.

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

We have entered into derivative contracts to mitigate a significant portion of the potential impact that fluctuations in the value of the Canadian dollar relative to the U.S. dollar may have on cash flows generated by our Hardisty terminal operations through 2017. As a result, we do not expect foreign currency exchange rates to have a significant impact on our operating cash flows in the near term. Our derivative contracts, which cover the majority of our Canadian cash flows, secured a minimum exchange rate of 0.84 U.S. dollars per Canadian dollar for our 2016 fiscal year and effectively fix an exchange rate of 0.78 U.S. dollars per Canadian dollar for our 2017 fiscal year. The average exchange rates for the Canadian dollar in relation to the U.S. dollar were 0.7555 and 0.7289 for the three months ended March 31, 2017 and 2016, respectively.

Income Tax Expense
In 2016, prior to filing our 2015 Canadian tax returns, we adopted a methodology for determining the return attributable to our Canadian subsidiaries based upon completion of a study we initially commissioned in 2015. As a result, we expect a lower Canadian income tax liability in 2017 and have reduced our provision for income taxes accordingly.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to aid in resource allocation decisions and to assess operational performance.

The following table summarizes our operating results by business segment and corporate charges for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating income
Terminalling services	$11,117	$9,977
Fleet services	355	504
Corporate and other	(2,236)	(2,958)
Total Operating income	9,236	7,523
Interest expense	2,607	2,183
Loss associated with derivative instruments	211	1,523
Foreign currency transaction loss (gain)	30	(130)
Other expense, net	5	—
Provision for income taxes	1,185	1,797
Net income	$5,198	$2,150

Summary Analysis of Operating Results
Changes in our operating results for the three months ended March 31, 2017, as compared with our operating results for the three months ended March 31, 2016, were primarily driven by:

•
additional terminalling services revenue recognized from previously deferred amounts resulting from the expiration of greater amounts of make-up rights granted to customers of our Hardisty terminal in the current period relative to the same period for the prior year;

•	additional pipeline fees recognized as expense from previously prepaid amounts, which correspond with the recognition of previously deferred revenue from our Hardisty terminal;

•	a higher average exchange rate for the Canadian dollar relative to the U.S. dollar, increasing both revenue and costs of our Hardisty terminal operations;

•	greater amounts of interest expense associated with a higher weighted average interest rate, partially offset by a lower weighted average balance of debt outstanding; and

•
a reduction of our income taxes resulting from a methodology we adopted and applied for determining the return attributable to the activities of our foreign subsidiaries based on the functions we provide and risks we manage on their behalf.

A comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS - BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	($ in thousands)
Revenues
Terminalling services	$25,299	$23,673
Railroad incentives	15	15
Freight and other reimbursables	21	—
Total revenues	25,335	23,688
Operating costs
Subcontracted rail services	2,013	2,043
Pipeline fees	5,417	4,714
Freight and other reimbursables	21	—
Operating and maintenance	611	815
Selling, general and administrative	1,215	1,234
Depreciation and amortization	4,941	4,905
Total operating costs	14,218	13,711
Operating income	11,117	9,977
Interest expense	170	330
Loss associated with derivative instruments	211	1,523
Foreign currency transaction gain	—	(80)
Other expense, net	5	—
Provision for income taxes	1,005	1,783
Net income	$9,726	$6,421
Average daily terminal throughput (bpd)	32,136	31,478

Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $1.6 million to $25.3 million for the three months ended March 31, 2017, from $23.7 million for the three months ended March 31, 2016. This increase was primarily due to the recognition of greater amounts of previously deferred revenues in the current year as compared to the prior year. Our terminalling services revenue for the three months ended March 31, 2017, was also affected by a higher average exchange rate for the Canadian dollar relative to the U.S. dollar. Our terminalling services revenue would have been approximately $0.6 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended March 31, 2017, was the same as the average exchange rate for the three months ended March 31, 2016.

Terminalling services revenue excludes amounts we received as payment for minimum monthly commitment fees from our customers that we have deferred and recorded as short-term liabilities in our consolidated balance sheet. We have deferred recognizing this revenue in connection with the minimum monthly commitment fees paid by customers of our Hardisty terminal that are in excess of their actual throughput volumes due to the make-up rights we have granted them under their terminalling services agreements with us. Customers of our Hardisty terminal can use these make-up rights for periods of up to six months to offset throughput volumes in excess of their minimum monthly commitments in future periods, to the extent capacity is available for the excess volume. We expect to recognize the deferred amounts in revenue as our customers use these rights, upon expiration of the make-up period, or when our customers' ability to utilize those rights is determined to be remote. We recognized approximately $12.8 million of previously deferred revenues during the three months ended March 31, 2017, as compared with $11.2 million during the three months ended March 31, 2016. The recognition of greater amounts of previously deferred revenue in the current period is due to greater amounts of make-up rights expiring in the current period relative to the same period for the prior year.

Operating Costs
The operating costs of our Terminalling services segment increased $0.5 million to $14.2 million for the three months ended March 31, 2017, as compared with $13.7 million for the three months ended March 31, 2016. This increase was primarily due to higher pipeline fees associated with increased revenues and was mostly offset by lower operating and maintenance costs. Except as otherwise discussed below, our operating costs for the three months ended March 31, 2017, were essentially unchanged from the three months ended March 31, 2016. Our terminalling services operating costs for the three months ended March 31, 2017, were modestly affected by a higher average exchange rate for the Canadian dollar relative to the U.S. dollar in relation to the average exchange rate for the three months ended March 31, 2016. Our terminalling services operating costs would have been approximately $0.2 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended March 31, 2017, was the same as the average exchange rate for the three months ended March 31, 2016.

We actively manage our operating costs in an effort to align with the current economic environment. As economic conditions improve, our costs may increase to more normalized levels.

Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson's Hardisty storage terminal to our Hardisty terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty terminal. We may defer recognizing portions of these costs as expense until such time as we recognize the related deferred revenue following the expiration of any make-up rights provisions. Pipeline fees increased $0.7 million to $5.4 million for the three months ended March 31, 2017, from $4.7 million for the three months ended March 31, 2016, primarily due to increased revenues at the Hardisty terminal.

Other Expenses
Interest expense. Interest expense for our Terminalling services segment decreased to $0.2 million for the three months ended March 31, 2017, from $0.3 million for the three months ended March 31, 2016, primarily due to the lower weighted average balance of our Term Loan facility, partially offset by a higher weighted average interest rate for the three months ended March 31, 2017, as compared with the three months ended March 31, 2016. We repaid the outstanding balance of the Term Loan facility during the three months ended March 31, 2017, which eliminates any future interest expense of our Terminalling Services business directly attributable to this facility.

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

From December 31, 2016, to March 31, 2017, the exchange rate between the U.S. dollar and the Canadian dollar increased from a spot rate of 0.7440 to a spot rate of 0.7502 U.S. dollars for each Canadian dollar. This increase in the exchange rate decreased the value of our derivative contracts maturing on or after March 31, 2017, relative to the value of these contracts at December 31, 2016, producing a non-cash loss of $0.2 million for the three months ended March 31, 2017.

From December 31, 2015, to March 31, 2016, the exchange rate between the U.S. dollar and the Canadian dollar increased from 0.7210 to 0.7711 U.S. dollars for each Canadian dollar. This increase in the exchange rate decreased the value of our derivative contracts maturing on or after March 31, 2016, relative to the value of these contracts at December 31, 2015, producing a non-cash loss of $1.5 million for the three months ended March 31, 2016.

Provision for income taxes. A significant amount of our operating income is generated by our Hardisty terminal located in the Canadian province of Alberta. As a Canadian business, operating income from our Hardisty terminal is subject to corporate income tax rates enacted by the Canadian federal and provincial governments, which on a combined basis total 27%.

Our provision for income taxes for the Terminalling services segment decreased $0.8 million to an expense of $1.0 million for the three months ended March 31, 2017, as compared with an expense of $1.8 million for the three months ended March 31, 2016. In the third quarter of 2016, prior to filing our Canadian federal and provincial tax returns for the 2015 fiscal year, we adopted a methodology for determining the appropriate return attributable to the activities of our foreign subsidiaries based on the functions we provide on their behalf, which resulted in a reduction of our Canadian income tax liabilities for the 2017 and 2016 tax years. The resulting reduction of our Canadian income tax liabilities for 2016 was reflected as a decrease to our provision for income taxes during the three months ended September 30, 2016.

FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues
Fleet leases	$1,533	$1,533
Fleet services	747	753
Freight and other reimbursables	137	383
Total revenues	2,417	2,669
Operating costs
Fleet leases	1,533	1,533
Freight and other reimbursables	137	383
Operating and maintenance	96	55
Selling, general and administrative	296	194
Total operating costs	2,062	2,165
Operating income	355	504
Foreign currency transaction gain	—	(50)
Provision for income taxes	134	14
Net income	$221	$540

Fleet Services Revenue
Revenues from our Fleet services segment decreased $0.3 million to $2.4 million for the three months ended March 31, 2017, from $2.7 million for the three months ended March 31, 2016. The decrease was primarily attributable to a lower amount of reimbursable repair and maintenance work that we completed on behalf of our customers. “Freight and other reimbursables” revenues were exactly offset by “Freight and other reimbursables” costs.

Operating Costs
Operating costs primarily consist of railcar leases and related expenses incurred for services provided to customers of our terminals. Operating costs of our Fleet services segment decreased $0.1 million to $2.1 million for the three months ended March 31, 2017, from $2.2 million for the three months ended March 31, 2016, primarily due to a decrease in “Freight and other reimbursables” costs, which were partially offset by marginally higher “Selling, general and administrative expenses.” “Freight and other reimbursables” costs were exactly offset by “Freight and other reimbursables” revenues.

Other Expenses
Provision for income taxes. Provision for income taxes for our Fleet services segment was $0.1 million for the three months ended March 31, 2017, and consisted primarily of federal income tax.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating costs
Selling, general and administrative	$2,236	$2,958
Operating loss	(2,236)	(2,958)
Interest expense	2,437	1,853
Foreign currency transaction loss	30	—
Provision for income taxes	46	—
Net loss	$(4,749)	$(4,811)

Costs associated with our corporate activities decreased by $0.1 million to $4.7 million for the three months ended March 31, 2017, from $4.8 million for the three months ended March 31, 2016. “Selling, general and administrative” expenses decreased by $0.7 million, primarily due to lower consulting and legal fees. Our consulting costs were lower due to completion of a project to enhance our compliance and internal control systems during the three months ended March 31, 2016. Additionally, during the three months ended March 31, 2016, we incurred costs associated with financing and integrating the Casper terminal that we did not incur during the three months ended March 31, 2017. Partially offsetting the lower operating costs was interest expense, which increased by $0.6 million during the three months ended March 31, 2017, primarily due to a higher weighted average balance outstanding on our Revolving Credit Facility along with a higher weighted average interest rate.

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

Liquidity Sources
We expect our ongoing sources of liquidity to include borrowings under our $400 million senior secured credit agreement, issuances of additional debt and equity securities, either privately or pursuant to our effective shelf registration statement, as well as cash generated from our operating activities. We believe that cash generated from these sources will be sufficient to meet our working capital and capital expenditure requirements and to make quarterly cash distributions.

Credit Agreement
We have a $400 million senior secured credit agreement, the Credit Agreement, previously comprised of a $300 million revolving credit facility, the Revolving Credit Facility, and a $100 million term loan (borrowed in Canadian dollars), the Term Loan Facility, with Citibank, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement is a five year committed facility that matures October 15, 2019. We repaid in total the amounts previously outstanding on the Term Loan Facility, prior to the scheduled maturity on July 14, 2019. As a result, our Revolving Credit Facility comprises the full $400 million capacity of our Credit Agreement, subject to the limits set forth therein. As of March 31, 2017, our outstanding indebtedness consists solely of amounts borrowed on our Revolving Credit Facility.

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

At March 31, 2017, we had $212.0 million of outstanding borrowings under the Revolving Credit Facility. At December 31, 2016, we had $10.1 million of outstanding borrowings under the Term Loan Facility and $213.0 million under the Revolving Credit Facility.

The average interest rate on our outstanding indebtedness was 3.80% at March 31, 2017, and 3.66% at December 31, 2016, respectively. In addition to the interest we incur on our outstanding indebtedness, we pay commitment fees of 0.50% on unused commitments, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. At March 31, 2017, we were in compliance with the covenants set forth in our Credit Agreement.

The following table presents our available liquidity as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents	$4.2	$11.7
Aggregate borrowing capacity under Credit Agreement	400.0	400.0
Less: Term Loan Facility amounts outstanding	—	10.1
Revolving Credit Facility amounts outstanding	212.0	213.0
Letters of credit outstanding	—	—
Total available liquidity (1)	$192.2	$188.6

(1)	Pursuant to the terms of our Credit Agreement, our borrowing capacity at March 31, 2017, is limited to 4.5 times our trailing 12-month Consolidated EBITDA.

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

Cash Flows
The following table and discussion presents a summary of cash flows associated with our operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$12,815	$9,224
Investing activities	(126)	(273)
Financing activities	(20,315)	(11,184)
Effect of exchange rates on cash	105	325
Net change in cash and cash equivalents	$(7,521)	$(1,908)

Operating Activities
Net cash provided by operating activities increased by $3.6 million to $12.8 million for the three months ended March 31, 2017, from $9.2 million for the three months ended March 31, 2016. The increase was primarily attributable to the net changes in our working capital accounts associated with the timing of receipts and payment of our accounts receivable, accounts payable and deferred revenue balances.

Investing Activities
We did not expend significant quantities of cash for investing activities in either of the three months ended March 31, 2017, or the three months ended March 31, 2016. Our use of cash for expansion of our operations is largely driven by the opportunities available for acquiring new assets or expanding the services provided by our existing assets. Expenditures in the current period were for replacement parts and installation, which we characterized as maintenance capital expenditures as defined in our partnership agreement.

Financing Activities
Net cash used in financing activities increased to $20.3 million for the three months ended March 31, 2017, from $11.2 million for the three months ended March 31, 2016, primarily due to our repayments of greater amounts of long-term debt. During the three months ended March 31, 2017, we repaid $10.3 million on our Term Loan Facility (the equivalent of C$13.6 million) and $6.0 million on our Revolving Credit Facility, which exceeded amounts used during the three months ended March 31, 2016. Additionally, we paid cash distributions of $7.9 million and participant withholding taxes associated with vested Phantom Units of $1.1 million during the three months ended March 31, 2017, which both exceeded amounts paid during the three months ended March 31, 2016.

Segment Adjusted EBITDA
The cash generated by our reporting segments represents one of our ongoing sources of liquidity. Our segments offer different services and are managed accordingly. Our chief operating decision maker, or CODM, regularly reviews financial information about both segments in order to allocate resources and evaluate performance. Our CODM assesses segment performance based on the cash flows produced by our established reporting segments using Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as "Net cash provided by operating activities" adjusted for changes in working capital items, changes in restricted cash, interest expense, income taxes, foreign currency transaction gains and losses, adjustments related to deferred revenue associated with minimum monthly commitment fees and other items which do not affect the underlying cash flows produced by our businesses.

The following table provides a reconciliation of Segment Adjusted EBITDA to Net cash provided by operating activities:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Segment Adjusted EBITDA
Terminalling services	$16,437	$16,135
Fleet services	355	504
Corporate activities(1)	(1,438)	(2,230)
Total Adjusted EBITDA	15,354	14,409
Add (deduct):
Amortization of deferred financing costs	215	215
Deferred income taxes	58	(46)
Changes in accounts receivable and other assets	1,827	1,974
Changes in accounts payable and accrued expenses	400	(832)
Changes in deferred revenue and other liabilities	(1,120)	543
Change in restricted cash	(21)	(2,426)
Interest expense, net	(2,603)	(2,183)
Provision for income taxes	(1,185)	(1,797)
Foreign currency transaction gain (loss)(2)	$(30)	$130
Deferred revenue associated with minimum monthly commitment fees (3)	$(80)	$(763)
Net cash provided by operating activities	$12,815	$9,224

(1)	Corporate activities represent corporate and financing transactions that are not allocated to our established reporting segments.

(2)	Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

(3)
Represents deferred revenue associated with minimum monthly commitment fees in excess of throughput utilized, which fees are not refundable to our customers. Amounts presented are net of: (a) the corresponding prepaid Gibson pipeline fee that will be recognized as expense concurrently with the recognition of revenue; (b) revenue recognized in the current period that was previously deferred; and (c) expense recognized for previously prepaid Gibson pipeline fees, which correspond with the revenue recognized that was previously deferred. Refer to discussion in Note 6 - Deferred Revenue of our consolidated financial statements in Part 1. Item 1.

Terminalling Services Segment
Adjusted EBITDA from our Terminalling services segment increased $0.3 million to $16.4 million for the three months ended March 31, 2017, from $16.1 million for the three months ended March 31, 2016. The increase was primarily the result of increases in operating results as previously discussed in Results of Operations – By Segment – Terminalling Services.

Fleet Services Segment
Adjusted EBITDA from our Fleet services segment decreased $0.1 million to $0.4 million for the three months ended March 31, 2017, from $0.5 million for the three months ended March 31, 2016. The decrease was primarily the result of a slight increase in “Selling, general and administrative expenses.”

Cash Requirements
Our primary requirements for capital are for funding capital expenditures, including maintenance capital expenditures, acquisitions and the costs we may incur to construct new assets, as well as servicing our debt and making distributions to our unitholders.

Capital Expenditures
Our historical capital expenditures have primarily consisted of the costs to construct and acquire energy-related logistics assets. Our operations are expected to require investments to expand, upgrade or enhance existing facilities and to meet environmental and operational regulations.

Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital expenditures, or investment capital expenditures. A majority of our assets have been in operation for fewer than five years. As a result, we do not expect to incur significant maintenance capital expenditures in the near-term to maintain the operating capacity of these assets. However, as the age of our assets increase, we expect to incur costs to maintain our assets in compliance with sound business practice, our contractual relationships and applicable regulatory requirements, some of which will be characterized as maintenance capital expenditures. We incurred $126 thousand of maintenance capital expenditures during the three months ended March 31, 2017, primarily for the replacement of pumping and generating equipment at our terminals. We record routine maintenance expenses we incur in connection with the operation of our assets in “Operating and maintenance” costs in our consolidated statements of income.

We had no expansion capital expenditures for the three months ended March 31, 2017. We expect to fund future capital expenditures from cash on our balance sheet, cash flows generated by our operations, borrowings under our Revolving Credit Facility and the issuance of additional partnership interests or long-term debt.

Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating and investing needs. During the three months ended March 31, 2017, we repaid $10.3 million on our Term Loan Facility (the equivalent of C$13.6 million) and $6.0 million on our Revolving Credit Facility. These payments were partially offset by proceeds from borrowing $5.0 million on our Revolving Credit Facility, which we used for general partnership purposes.

Distributions
We intend to pay a minimum quarterly distribution of at least $0.2875 per unit per quarter. Our current quarterly distribution of $0.335 per unit equates to approximately $7.8 million per quarter, or $31.4 million per year, based on the number of common, Class A, subordinated, and general partner units outstanding as of May 1, 2017. We do not have a legal obligation to distribute any particular amount per common unit. Additionally, members of our general partner’s board of directors appointed by Energy Capital Partners, if any, must approve any distributions made by us.

Other Items Affecting Liquidity
Credit Risk
Our exposure to credit risk may be affected by the concentration of our customers, as well as changes in economic or other conditions. Our customers’ businesses react differently to changing conditions. We believe that our credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for amounts that may become uncollectible in the future.

Foreign Currency Exchange Risk
We currently derive a significant portion of our cash flows from our Canadian operations, particularly our Hardisty terminal. As a result, portions of our cash and cash equivalents are denominated in Canadian dollars and are held by foreign subsidiaries, which amounts are subject to fluctuations resulting from changes in the exchange rate between the U.S. dollar and the Canadian dollar. We routinely employ derivative financial instruments to minimize our exposure to the effect of foreign currency fluctuations.

SUBSEQUENT EVENTS
Refer to Note 18. Subsequent events of our consolidated financial statements included in Part I – Financial Information, Item 1. Financial Statements of this Report for a discussion regarding subsequent events.

RECENT ACCOUNTING PRONOUNCEMENTS - NOT YET ADOPTED
Refer to Note 17. Recent Accounting Pronouncements Not Yet Adopted of our consolidated financial statements included in in Part I – Financial Information, Item 1. Financial Statements of this report for a discussion regarding recent accounting pronouncements that we have not yet adopted.

OFF BALANCE SHEET ARRANGEMENTS
In the normal course of business, we are a party to off-balance sheet arrangements relating to various master fleet services agreements, whereby we have agreed to assign certain payment and other obligations to third party special purpose entities that are not consolidated with us. We have also entered into agreements to provide fleet services to these special purpose entities for fixed servicing fees and reimbursement of out-of-pocket expenses. The purpose of these transactions is to remove the risk to us of non-payment by our customers, which would otherwise negatively impact our financial condition and results of operations. For more information on these special purpose entities, see the discussion of our relationship with the variable interest entities described in Note 8 - Nonconsolidated Variable Interest Entities to our consolidated financial statements included in in Part I – Financial Information, Item 1. Financial Statements of this Report. Liabilities related to these arrangements are generally not reflected in our consolidated balance sheets, and we do not expect any material impact on our cash flows, results of operations or financial condition as a result of these off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We have not had any material changes in our market risk exposure that would affect the quantitative and qualitative disclosures presented in item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

	March 31, 2017				December 31, 2016
	Notional (C$)	Forward Rate (1)	Market Price (1)	Fair Value	Fair Value
				(in thousands)
Forward Contracts maturing in 2017
March 31, 2017	$8,300,000	0.7804	—	$—	$299
June 30, 2017	$8,400,000	0.7805	0.7535	$227	$296
September 29, 2017	$8,400,000	0.7807	0.7546	$219	$290
December 29, 2017	$8,400,000	0.7809	0.7558	$211	$282
Total				$657	$1,167

(1)
Forward rates and market prices are denoted in amounts where a Canadian dollar is exchanged for the indicated amount of U.S. dollars. The forward rate represents the rate we will receive upon settlement and the market price represents the rate we would expect to pay had the contract been settled on March 31, 2017.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
We did not make any changes in our internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. No material changes to such risk factors have occurred during the three months ended March 31, 2017.
Item 6. Exhibits
Reference is made to the "Index of Exhibits" following the signature page, which we hereby incorporate into this Item.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	May 4, 2017	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	May 4, 2017	By:	/s/ Adam Altsuler
Adam Altsuler Chief Financial Officer (Principal Financial Officer)

Index of Exhibits
Exhibit Number	Description

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