Form 10-Q
period 2018-03-31
USD Partners LP
filed 2018-05-08
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒
As of May 3, 2018, there were 21,914,224 common units, 4,185,418 subordinated units, 38,750 Class A units and 461,136 general partner units outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in general economic conditions; (2) the effects of competition, in particular, by pipelines and other terminalling facilities; (3) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (4) the supply of, and demand for, terminalling services for crude oil and biofuels; (5) our limited history as a separate public partnership; (6) the price and availability of debt and equity financing; (7) hazards and operating risks that may not be covered fully by insurance; (8) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (9) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (10) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs; and (11) our ability to successfully identify and finance acquisitions and other growth opportunities. For additional factors that may affect our results, see “Item 1A. Risk Factors” included elsewhere in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which is available to the public over the Internet at the U.S. Securities and Exchange Commission’s, or SEC, website (www.sec.gov) and at our website (www.usdpartners.com).

i

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2018	2017
	(unaudited; in thousands, except per unit amounts)
Revenues
Terminalling services	$21,663	$23,677
Terminalling services — related party	4,696	1,740
Fleet leases	—	643
Fleet leases — related party	984	890
Fleet services	344	468
Fleet services — related party	227	279
Freight and other reimbursables	1,817	157
Freight and other reimbursables — related party	2	1
Total revenues	29,733	27,855
Operating costs
Subcontracted rail services	3,062	2,013
Pipeline fees	5,724	5,720
Fleet leases	990	1,533
Freight and other reimbursables	1,819	158
Operating and maintenance	1,024	707
Selling, general and administrative	2,994	2,315
Selling, general and administrative — related party	1,830	1,432
Depreciation and amortization	5,276	4,941
Total operating costs	22,719	18,819
Operating income	7,014	9,036
Interest expense	2,485	2,607
Loss (gain) associated with derivative instruments	(1,024)	211
Foreign currency transaction loss (gain)	(211)	30
Other expense (income), net	71	(10)
Income before income taxes	5,693	6,198
Provision for (benefit from) income taxes	(907)	1,135
Net income	$6,600	$5,063
Net income attributable to limited partner interests	$6,399	$4,947
Net income per common unit (basic and diluted)	$0.24	$0.22
Weighted average common units outstanding	20,597	15,225
Net income per subordinated unit (basic and diluted)	$0.24	$0.22
Weighted average subordinated units outstanding	5,348	7,441

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2018	2017
	(unaudited; in thousands)
Net income	$6,600	$5,063
Other comprehensive income (loss) — foreign currency translation	(1,790)	386
Comprehensive income	$4,810	$5,449

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(unaudited; in thousands)
Cash flows from operating activities:
Net income	$6,600	$5,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,276	4,941
Loss (gain) associated with derivative instruments	(1,024)	211
Settlement of derivative contracts	(38)	299
Unit based compensation expense	1,337	798
Other	(1,004)	232
Changes in operating assets and liabilities:
Accounts receivable	(8,349)	35
Accounts receivable — related party	1,213	213
Prepaid expenses and other assets	(161)	1,882
Other assets — related party	20	—
Accounts payable and accrued expenses	(887)	93
Accounts payable and accrued expenses — related party	(378)	307
Deferred revenue and other liabilities	5,499	(1,238)
Net cash provided by operating activities	8,104	12,836
Cash flows from investing activities:
Additions of property and equipment	(78)	(126)
Proceeds from the sale of assets	236	—
Net cash provided by (used in) investing activities	158	(126)
Cash flows from financing activities:
Distributions	(9,689)	(7,903)
Vested phantom units used for payment of participant taxes	(1,346)	(1,070)
Proceeds from long-term debt	9,000	5,000
Repayments of long-term debt	(8,000)	(16,342)
Net cash used in financing activities	(10,035)	(20,315)
Effect of exchange rates on cash	(678)	149
Net change in cash, cash equivalents and restricted cash	(2,451)	(7,456)
Cash, cash equivalents and restricted cash — beginning of period	13,788	17,138
Cash, cash equivalents and restricted cash — end of period	$11,337	$9,682

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited; in thousands, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$6,359	$7,874
Restricted cash	4,978	5,914
Accounts receivable, net	12,491	4,171
Accounts receivable — related party	2	410
Prepaid expenses	2,139	2,545
Other current assets	1,754	226
Other current assets — related party	79	79
Total current assets	27,802	21,219
Property and equipment, net	142,579	146,573
Intangible assets, net	96,160	99,312
Goodwill	33,589	33,589
Other non-current assets	226	145
Other non-current assets — related party	154	174
Total assets	$300,510	$301,012

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$1,755	$2,670
Accounts payable and accrued expenses — related party	345	244
Deferred revenue	2,535	3,291
Deferred revenue — related party	1,944	1,986
Other current liabilities	8,686	2,339
Total current liabilities	15,265	10,530
Long-term debt, net	201,842	200,627
Deferred income tax liabilities, net	3,105	4,490
Other non-current liabilities	445	475
Total liabilities	220,657	216,122
Commitments and contingencies
Partners’ capital
Common units (21,914,224 and 19,537,971 outstanding at March 31, 2018 and December 31, 2017, respectively)	116,066	136,586
Class A units (38,750 and 82,500 outstanding at March 31, 2018 and December 31, 2017, respectively)	850	1,468
Subordinated units (4,185,418 and 6,278,127 outstanding at March 31, 2018 and December 31, 2017, respectively)	(37,329)	(55,262)
General partner units (461,136 outstanding at March 31, 2018 and December 31, 2017)	136	178
Accumulated other comprehensive income	130	1,920
Total partners’ capital	79,853	84,890
Total liabilities and partners’ capital	$300,510	$301,012

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Three Months Ended March 31,
	2018		2017
	Units	Amount	Units	Amount
	(unaudited; in thousands, except unit amounts)
Common units
Beginning balance	19,537,971	$136,586	14,185,599	$128,890
Conversion of units	2,131,459	(18,245)	2,162,084	(19,047)
Common units issued for vested phantom units	244,794	(1,346)	189,815	(1,070)
Net income	—	5,095	—	3,319
Unit based compensation expense	—	1,102	—	652
Distributions	—	(7,126)	—	(4,842)
Ending balance	21,914,224	116,066	16,537,498	107,902
Class A units
Beginning balance	82,500	1,468	138,750	1,929
Conversion of units	(38,750)	(674)	(46,250)	(606)
Net income	—	14	—	25
Unit based compensation expense	—	51	—	116
Forfeited units	(5,000)	19	—	—
Distributions	—	(28)	—	(47)
Ending balance	38,750	850	92,500	1,417
Subordinated units
Beginning balance	6,278,127	(55,262)	8,370,836	(70,944)
Conversion of units	(2,092,709)	18,919	(2,092,709)	19,653
Net income	—	1,290	—	1,603
Unit based compensation expense	—	15	—	—
Distributions	—	(2,291)	—	(2,857)
Ending balance	4,185,418	(37,329)	6,278,127	(52,545)
General Partner units
Beginning balance	461,136	178	461,136	356
Net income	—	201	—	116
Unit based compensation expense	—	1	—	—
Distributions	—	(244)	—	(157)
Ending balance	461,136	136	461,136	315
Accumulated other comprehensive income (loss)
Beginning balance		1,920		(1,705)
Cumulative translation adjustment		(1,790)		386
Ending balance		130		(1,319)
Total partners’ capital at March 31,		$79,853		$55,770

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
USD Partners LP and its consolidated subsidiaries, collectively referred to herein as we, us, our, the Partnership and USDP, is a fee-based, growth-oriented master limited partnership formed in 2014 by US Development Group, LLC, or USD, through its wholly-owned subsidiary, USD Group LLC, or USDG. We were formed to acquire, develop and operate midstream infrastructure and complementary logistics solutions for crude oil, biofuels and other energy-related products. We generate substantially all of our operating cash flows from multi-year, take-or-pay contracts with primarily investment grade customers, including major integrated oil companies, refiners and marketers. Our network of crude oil terminals facilitates the transportation of heavy crude oil from Western Canada to key demand centers across North America. Our operations include railcar loading and unloading, storage and blending in onsite tanks, inbound and outbound pipeline connectivity, truck transloading, as well as other related logistics services. We also provide our customers with leased railcars and fleet services to facilitate the transportation of liquid hydrocarbons and biofuels by rail. We do not generally take ownership of the products that we handle, nor do we receive any payments from our customers based on the value of such products. We may on occasion enter into buy-sell arrangements in which we take temporary title to commodities while in our terminals. We expect such arrangements to be at fixed prices where we do not take commodity price exposure. Our common units are traded on the New York Stock Exchange, or NYSE, under the symbol USDP.

Basis of Presentation
Our accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of our management, they contain all adjustments, consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of March 31, 2018, our results of operations for the three months ended March 31, 2018 and 2017, and our cash flows for the three months ended March 31, 2018 and 2017. We derived our consolidated balance sheet as of December 31, 2017, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Our results of operations for the three months ended March 31, 2018 and 2017 should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update 2014-09, or ASU 2014-09, Revenue from Contracts with Customers and Accounting Standards Update 2016-18, or ASU 2016-18, Statement of Cash Flows, Restricted Cash, as discussed in Note 2. Accounting Standards and Significant Accounting Policies. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards.

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

2. ACCOUNTING STANDARDS AND SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements
ASU No. 2016-18
In November 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-18, which amends FASB Accounting Standards Codification, or ASC, Topic 230 to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when we reconcile the beginning-of-period and end-of-period total amounts shown on our consolidated statements of cash flows.

Effective January 1, 2018, we adopted ASU 2016-18 retrospectively. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the consolidated statements of cash flows, net cash flows for the three months ended March 31, 2017 increased by $5.5 million.

ASU No. 2014-09
In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, or ASC 606, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most previously required revenue recognition guidance, including industry-specific guidance. Effective January 1, 2018, we adopted the requirements of ASC 606 using the full retrospective method. We applied the standard's right-to-invoice practical expedient on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
We revised our consolidated financial statements from amounts previously reported due to our adoption of ASC 606 as presented in the following discussion and tables:

Terminalling Services Revenue and Deferred Revenue — Terminalling services revenue increased by $0.1 million for the three months ended March 31, 2017, due to our adoption of ASC 606. The changes to our Terminalling services revenue represent the recognition of previously deferred revenue in connection with payments we receive from customers of our Hardisty terminal for their minimum monthly volume commitments for the respective periods in connection with our adoption of ASC 606. We have historically deferred recognition of all such amounts due to the make-up rights we have granted customers of our Hardisty terminal for periods up to six months following the month for which the minimum volume commitments were paid. Historically, breakage associated with these make-up rights options has approximated 100%. Breakage rates are regularly evaluated and modified as necessary to reflect our current expectations and experience. The balance of our deferred revenue at December 31, 2017, decreased by $21.9 million due to our adoption of ASC 606.

Pipeline Fees and Prepaid Expenses — Our “Pipeline fees” expense increased by $0.3 million for the three months ended March 31, 2017. We have historically recorded amounts paid to Gibson Energy Partnership, or Gibson, for pipeline fees as a prepaid expense, which we have recognized as expense concurrently with our recognition of revenue associated with the expiration of the make-up rights we granted to customers of our Hardisty terminal. As a result of our recognition of a portion of the previously deferred revenue, we concurrently recognized a proportionate amount of the prepaid pipeline fees as expense in connection with our adoption of ASC 606. The balance of prepaid expenses at December 31, 2017, decreased by $6.4 million due to our adoption of ASC 606.

Provision for Income Taxes and Non-current Deferred Income Tax Liability — Our provision for income taxes decreased by $0.1 million for the three months ended March 31, 2017. The change in our provision for income taxes is attributable to the change in “Pipeline fees” in excess of the change in “Terminalling services revenue” associated with our adoption of ASC 606 as discussed above, which affected our provision for income taxes and the related non-current deferred income tax liability. The balance of our deferred income tax liability at December 31, 2017, increased by $3.9 million due to our adoption of ASC 606.

Other Comprehensive Income (Loss) — Foreign Currency Translation and Accumulated Other Comprehensive Income (Loss) — Our translation of the foregoing items within the consolidated income statements and balance sheets of our Canadian subsidiaries resulted in changes to the amounts reported in our consolidated statements of comprehensive income for “Other comprehensive income (loss) — foreign currency translation” and the related amount for “Accumulated other comprehensive income (loss)” included in our consolidated balance sheets. The functional currency of our Hardisty terminal is the Canadian dollar, which we translate into U.S. dollars for reporting in our consolidated financial statements. We had no significant change in our “Other comprehensive income (loss) — foreign currency translation” for the three months ended March 31, 2017. The balance of “Accumulated other comprehensive income” at December 31, 2017, increased by $0.3 million due to our adoption of ASC 606.

Cash Flows From Operating Activities — Our adoption of ASC 606 did not affect the amount we reported as Cash flows from operating activities, as our adoption of this standard did not affect our cash flow. However, the components that comprise “Net cash provided by operating activities” within our consolidated statements of cash flows changed to reflect the revised amounts presented in our consolidated statements of income and consolidated balance sheets as discussed above.

The following table shows the adjustments for our adoption of ASC 606 and the resulting balances for each affected line item in our consolidated statements of income for the period indicated:

	Three months ended March 31, 2017
	As reported	Adjustments	As adjusted
	(in thousands)
Revenues	$27,752	$103	$27,855
Operating costs	18,516	303	18,819
Operating income	9,236	(200)	9,036
Other expense (income), net	5	(15)	(10)
Income before income taxes	6,383	(185)	6,198
Income taxes	1,185	(50)	1,135
Net income	5,198	(135)	5,063

The following table shows the adjustments for the adoption of ASC 606 and ASU 2016-18 and the resulting balance for each affected line item in our consolidated statements of cash flow for the period indicated:

	Three months ended March 31, 2017
	As reported	Adjustments	As adjusted
	(in thousands)
Net income	$5,198	$(135)	$5,063
Deferred income taxes	58	(50)	8
Prepaid expenses and other assets	1,579	303	1,882
Deferred revenue and other liabilities	(1,120)	(118)	(1,238)
Net cash provided by operating activities	12,815	21	12,836
Effect of exchange rates on cash	105	44	149
Net change in cash and cash equivalents	(7,521)	65	(7,456)
Cash and cash equivalents — beginning of period	11,705	5,433	17,138
Cash and cash equivalents — end of period	4,184	5,498	9,682

The following table shows the adjustments for the adoption of ASC 606 and the resulting balance for each affected line item in our consolidated balance sheet for the period indicated:

	December 31, 2017
	As reported	Adjustments	As adjusted
	(in thousands)
Assets:
Accounts receivable, net	$4,137	$34	$4,171
Prepaid expenses	8,957	(6,412)	2,545
Liabilities:
Deferred revenue	22,011	(18,720)	3,291
Deferred revenue — related party	5,115	(3,129)	1,986
Deferred income tax liabilities, net	614	3,876	4,490

The cumulative effect of the change on our partners’ capital accounts at January 1, 2017 was as follows:

Partners’ Capital Account	Amount As reported	Cumulative Effect	Retrospectively Adjusted Amount
	(in thousands)
Common units	$122,802	$6,088	$128,890
Class A units	1,811	118	1,929
Subordinated units	(76,749)	5,805	(70,944)
General partner	111	245	356
Accumulated other comprehensive income (loss)	(1,157)	(548)	(1,705)
Total partners’ capital	$46,818	$11,708	$58,526
Please refer to Note 4. Revenues for additional information regarding our adoption of ASC 606.

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

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Thereafter	Amounts above $0.431250	50%	50%

(1)    Assumes our general partner maintains a 2% general partner interest in us.

We determined basic and diluted net income per limited partner unit as set forth in the following tables:

	Three Months Ended March 31, 2018
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$5,095	$1,290	$14	$201	$6,600
Less: Distributable earnings (2)	8,089	1,544	14	257	9,904
Distributions in excess of earnings	$(2,994)	$(254)	$—	$(56)	$(3,304)
Weighted average units outstanding (3)	20,597	5,348	61	461	26,467
Distributable earnings per unit (4)	$0.39	$0.29	$0.23
Overdistributed earnings per unit (5)	(0.15)	(0.05)	—
Net income per limited partner unit (basic and diluted)	$0.24	$0.24	$0.23

(1)
Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $87 thousand attributed to the general partner for its incentive distribution rights

(2)
Represents the distributions payable for the period based upon the quarterly distribution amount of $0.3525 per unit, or $1.41 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $441 thousand distributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding for the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

	Three Months Ended March 31, 2017
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$3,319	$1,603	$25	$116	$5,063
Less: Distributable earnings (2)	5,821	$2,209	33	178	8,241
Distributions in excess of earnings	$(2,502)	$(606)	$(8)	$(62)	$(3,178)
Weighted average units outstanding (3)	15,225	7,441	118	461	23,245
Distributable earnings per unit (4)	$0.38	$0.30	$0.28
Undistributed earnings per unit (5)	(0.16)	(0.08)	(0.07)
Net income per limited partner unit (basic and diluted)	$0.22	$0.22	$0.21

(1)
Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $15 thousand attributed to the general partner for its incentive distribution rights.

(2)
Represents the distributions paid for the period based upon the quarterly distribution of $0.335 per unit, or $1.34 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $397 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding for the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

4. REVENUES
We recognize revenue from contracts with customers by applying the provisions of ASC 606, Revenue from Contracts with Customers. We recognize revenue under the core principle to depict the transfer of control to our customers of goods or services in an amount reflecting the consideration for which we expect to be entitled. In order to achieve the core principle, we apply the following five step approach:

(1)	identify the contract with a customer;

(2)	identify the performance obligations in the contract;

(3)	determine the transaction price;

(4)	allocate the transaction price to the performance obligations in the contract; and

(5)	recognize revenue when a performance obligation is satisfied.

We define a performance obligation as a promise in a contract to transfer a distinct good or service to the customer, which also represents the unit of account under ASC 606. We allocate the transaction price in a contract to each distinct performance obligation, which we recognize as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the transaction price in the contract to each performance obligation using our best estimate of the standalone selling price for each distinct good or service in the contract, utilizing market-based and cost-plus margin inputs. We have elected to account for sales taxes received from customers on a net basis.

We applied the standard’s right-to-invoice practical expedient on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Disaggregated Revenues
We manage our business in two reportable segments: Terminalling services and Fleet services. Our segments offer different services and are managed accordingly. Our chief operating decision maker, or CODM, regularly reviews financial information about both segments in order to allocate resources and evaluate performance. As such, we have concluded that disaggregating revenue by reporting segments appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 13. Segment Reporting for our disaggregated revenues by segment. Additionally, the below tables summarize the geographic data for our revenues:

	For the Three Months Ended March 31, 2018
	U.S.	Canada	Total
	(in thousands)
Revenues
Third party	$11,697	$12,127	$23,824
Related party	$1,211	$4,698	$5,909

	For the Three Months Ended March 31, 2017
	U.S.	Canada	Total
	(in thousands)
Revenues
Third party	$10,810	$14,135	$24,945
Related party	$1,169	$1,741	$2,910

Terminalling Services Revenues
We derive a majority of our revenues from contracts to provide terminalling services, which include pipeline transportation, storage, loading and unloading of crude oil and related products from and into railcars, as well as the transloading of biofuels from railcars into trucks. Our terminalling services agreements for crude oil and related products are generally established under multi-year, take-or-pay provisions that require monthly payments from our customers for their minimum monthly volume commitments in exchange for our performance of the terminalling services enumerated above. Our terminalling services for biofuels typically require monthly payments for actual volumes handled. Variable consideration, such as volume-based pricing, included in our agreements is typically resolved within the applicable accounting period.

We recognize revenue for the terminalling services we provide based upon the contractual rates set forth in our agreements related to throughput volumes. We recognize revenue over time as we render services based on the throughput delivered as this best represents the value we provide to customers for our services. All of the contracted capacity at our Casper, Hardisty and Stroud terminals is contracted under multi-year agreements that contain “take-or-pay” provisions where we are entitled to the payment of minimum monthly commitment fees from our customers, regardless of whether the specified throughput to which the customer committed is achieved.

Our terminalling services agreements grant our customers make-up rights that allow them to load volumes in excess of their minimum monthly commitment in future periods, without additional charge, to the extent capacity is available for the excess volume. With respect to the Casper terminal, the make-up rights generally expire within the three-month period, representing a calendar quarter, for which the volumes were originally committed. With respect to the Hardisty and Stroud terminals, the make-up rights typically expire, if unused, in subsequent periods up to six months following the period for which the volumes were originally committed. We currently recognize substantially all of the amounts we receive for minimum commitment fees as revenue when collected, since breakage associated with these make-up rights options approximates 100% based on our experience and expectations around usage of these options. Breakage rates are regularly evaluated and modified as necessary to reflect our current expectations and experience. If not expected to be entitled to a breakage amount, we defer the recognition of revenue associated with volumes that are below the minimum monthly commitment until we determine that the likelihood that the customer will be able to make up the minimum volume is remote. If expected to be entitled to a breakage amount, we estimate expected breakage and recognize the expected breakage amount as revenue in proportion to the trend of rights exercised by the customer.

Fleet Services Revenues
Fleet services contracts provide for the sourcing of railcar fleets and related logistics and maintenance services. We allocate revenue between the lease and service components based on relative standalone values, typically utilizing market-based and cost-plus margin estimates, and account for each component under the applicable accounting guidance. We record revenues for fleet leases on a gross basis, since we are deemed the primary obligor for the services.

We recognize revenue for fleet leases and related party administrative services ratably over the contract period as services are consistently provided throughout the period. Revenue for reimbursable costs is recognized on a gross basis on our consolidated statements of income as “Freight and other reimbursables,” as the costs are incurred. We have deferred revenues for amounts collected in advance from customers in our Fleet services segment, which will be recognized as revenue as the underlying services are performed pursuant to the terms of our contracts. We have prepaid rent associated with these deferred revenues on our railcar leases, which we will recognize as expense as these railcars are used.

Railroad Incentives
In December 2013, USD Terminals Canada ULC, or USDTC, entered into a binding agreement with Canadian Pacific Railway Limited, which we refer to as CP, effective with the commencement of the Hardisty terminal operations in June 2014, whereby in consideration for CP being the sole rail freight transportation service provider at the Hardisty terminal for certain customers, CP agreed to pay USDTC an average incentive payment amount of C$100 per railcar shipped up to a maximum of C$12.5 million through mid-2017. We recognized these amounts in “Other income, net” in our consolidated statements of income, as we utilized the services of CP pursuant to the terms of the agreement. Such amounts were not material for any period presented herein.

Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our terminalling and fleet services agreements as of March 31, 2018 are as follows for the periods indicated:

	2018	2019	2020	Thereafter	Total
	(in thousands)
Terminalling Services (1) (2)	$69,003	$57,898	$7,768	$—	$134,669
Fleet Services	772	1,030	1,030	2,324	5,156
Total	$69,775	$58,928	$8,798	$2,324	$139,825

(1) The majority of our terminalling services agreements are denominated in Canadian dollars. We have converted the remaining performance obligations provided herein using the average monthly exchange rate of 0.7911 U.S. dollars per one Canadian dollar at March 31, 2018.
(2) Includes fixed monthly minimum commitment fees per contracts and excludes constrained variable consideration for rate-escalation associated with an index, such as the consumer price index, as well as any incremental revenue associated with volume activity above the minimum set within the contracts.

We have applied the practical expedient that allows us to exclude disclosure of performance obligations that are part of a contract that has an expected duration of one year or less. In addition, we have also applied the practical expedient that allows us not to disclose the amount of transaction price allocated to the remaining performance obligations for all reporting periods presented prior to our adoption of ASC 606.

Contract Assets
Our contract assets represent cumulative revenue that has been recognized in advance of billing the customer due to tiered billing provisions. In such arrangements, revenue is recognized using a blended rate based on the billing tiers of the agreement, as the services are consistently provided throughout the duration of the contractual arrangement. We have included contract assets of $86 thousand and $34 thousand as of March 31, 2018 and December 31, 2017, respectively, in “Other non-current assets” on our consolidated balance sheets.

Contract Liabilities
Our contract liabilities consist of amounts collected in advance from customers associated with their terminalling and fleet services agreements, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We have included contract liabilities of $2.5 million and $3.3 million as of March 31, 2018 and December 31, 2017, respectively, in “Deferred revenue” and $1.5 million and $1.6 million as of March 31, 2018 and December 31, 2017, respectively, in “Deferred revenue — related party” on our consolidated balance sheets.

The following table presents the changes associated with the balance of our contract liabilities for the three months ended March 31, 2018:

	December 31, 2017	Cash Additions for Customer Prepayments	Revenue Recognized	March 31, 2018
	(in thousands)
Customer prepayments	$3,291	$2,535	$(3,291)	$2,535
Customer prepayments — related party (1)	$1,576	$1,534	$(1,576)	$1,534

(1)
Includes contract liabilities associated with customer prepayments from related parties. Refer to Note 11. Transactions with Related Parties for additional discussion of deferred revenues associated with related parties.

Deferred Revenue — Fleet Leases
Our deferred revenue also includes advance lease payments from customers of our Fleet services business, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We have likewise prepaid the rent on railcar leases that are associated with the fleet services deferred revenues, which we will recognize as expense concurrently with our recognition of the associated revenue. We have included $0.4 million at March 31, 2018 and December 31, 2017, in “Deferred revenue — related party” on our consolidated balance sheets associated with customer prepayments for our fleet lease agreements.

5. RESTRICTED CASH
We include in restricted cash on our consolidated balance sheets amounts representing a cash account for which the use of funds is restricted by a facilities connection agreement among us and Gibson that we entered into during 2014 in connection with the development of our Hardisty terminal. The collaborative arrangement is further discussed in Note 9. Collaborative Arrangement.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amounts shown in our consolidated statements of cash flows for the specified periods:

	March 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$6,359	$4,184
Restricted Cash	4,978	5,498
Total cash, cash equivalents and restricted cash	$11,337	$9,682

6. PROPERTY AND EQUIPMENT
Our property and equipment consist of the following as of the dates indicated:

	March 31, 2018	December 31, 2017	Estimated Depreciable Lives (Years)
	(in thousands)
Land	$10,163	$10,245	N/A
Trackage and facilities	126,573	128,568	10-30
Pipeline	16,336	16,336	20-25
Equipment	12,803	12,926	3-10
Furniture	66	67	5-10
Total property and equipment	165,941	168,142
Accumulated depreciation	(23,972)	(22,369)
Construction in progress (1)	610	800
Property and equipment, net	$142,579	$146,573

(1)
The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that is not yet ready to be placed into productive service as of the respective consolidated balance sheet date.

Depreciation expense associated with Property and equipment totaled $2.1 million and $1.8 million for the three months ended March 31, 2018 and 2017.

7. INTANGIBLE ASSETS
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
Carrying amount:
Customer service agreements	$125,960	$125,960
Other	106	106
Total carrying amount	126,066	126,066
Accumulated amortization:
Customer service agreements	(29,881)	(26,731)
Other	(25)	(23)
Total accumulated amortization	(29,906)	(26,754)
Total intangible assets, net	$96,160	$99,312

Amortization expense associated with intangible assets totaled $3.2 million for the three months ended March 31, 2018 and 2017.

8. DEBT
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

Our long-term debt balances included the following components as of the specified dates:

	March 31, 2018	December 31, 2017
	(in thousands)
Revolving Credit Facility	203,000	202,000
Less: Deferred financing costs, net	(1,158)	(1,373)
Total long-term debt, net	$201,842	$200,627

We determined the capacity available to us under the terms of our Credit Agreement was as follows as of the specified dates:

	March 31, 2018	December 31, 2017
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$400.0	$400.0
Less: Revolving Credit Facility amounts outstanding	203.0	202.0
Letters of credit outstanding	—	—
Available under Credit Agreement (1)	$197.0	$198.0

(1)	Pursuant to the terms of our Credit Agreement, our borrowing capacity, currently, is limited to 4.5 times our trailing 12-month consolidated EBITDA.

The average interest rate on our outstanding indebtedness was 4.10% and 4.00% at March 31, 2018 and December 31, 2017, respectively. In addition to the interest we incur on our outstanding indebtedness, we pay commitment fees of 0.50% on unused commitments, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. At March 31, 2018, we were in compliance with the covenants set forth in our Credit Agreement.

Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Interest expense on the Credit Agreement	$2,270	$2,392
Amortization of deferred financing costs	215	215
Total interest expense	$2,485	$2,607

9. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred $5.7 million of expenses for both of the three month periods ended March 31, 2018 and 2017, which are presented as “Pipeline fees” in our consolidated statements of income.

10. NONCONSOLIDATED VARIABLE INTEREST ENTITIES
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

The following table summarizes the total assets and liabilities between us and the VIEs as reflected in our consolidated balance sheets at March 31, 2018 and December 31, 2017, as well as our maximum exposure to losses from entities in which we have a variable interest, but are not the primary beneficiary. Generally, our maximum exposure to losses is limited to amounts receivable for services we provided, reduced by any deferred revenue.

	March 31, 2018
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable	$16	$—	$—
Accounts payable	—	—	—
Deferred revenue, current portion	—	20	—
Deferred revenue, net of current portion	—	—	—
	$16	$20	$—

	December 31, 2017
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable	$30	$—	$—
Accounts payable	—	—	—
Deferred revenue, current portion	—	284	—
Deferred revenue, net of current portion	—	—	—
	$30	$284	$—

We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 2,283 railcars to the VIEs, but we have retained certain rights and obligations with respect to the servicing of these railcars.

During the quarter ended March 31, 2018, we provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

11. TRANSACTIONS WITH RELATED PARTIES
Nature of Relationship with Related Parties
USD is engaged in designing, developing, owning and managing large-scale multi-modal logistics centers and other energy-related infrastructure across North America. USD is also the sole owner of USDG and the ultimate parent of our general partner. USD is owned by Energy Capital Partners, Goldman Sachs and certain members of its management.

USDG is the sole owner of our general partner and owns 7,371,672 of our common units and all 4,185,418 of our subordinated units representing a combined 43.4% limited partner interest in us. USDG also provides us with general and administrative support services necessary for the operation and management of our business.

USD Marketing LLC, or USDM, is a wholly-owned subsidiary of USDG organized to promote contracting for services provided by our terminals and to facilitate the marketing of customer products.

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

The total amounts charged to us under the omnibus agreement for the three months ended March 31, 2018 and 2017, were $1.8 million and $1.4 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of income. At March 31, 2018 and December 31, 2017, we had balances payable related to these costs of $0.3 million and $0.2 million, respectively, recorded as “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.

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

In connection with our acquisition of the Stroud terminal, USDM assumed the rights and obligations for additional terminalling capacity at our Hardisty terminal from another customer, effective as of June 1, 2017, to facilitate the origination of crude oil barrels by the Stroud terminal customer from our Hardisty terminal for delivery to the Stroud terminal. As a result of the assumption of these rights and obligations by USDM, and in order to accommodate the needs of the Stroud terminal customer, the contracted term for the capacity held by USDM has been extended to June 30, 2020. USDM controls approximately 25% of the available monthly capacity of the Hardisty terminal at

March 31, 2018. The terms and conditions of these agreements are similar to the terms and conditions of agreements we have with other parties at the Hardisty terminal that are not related to us.

We also entered into a Marketing Services Agreement with USDM effective as of May 31, 2017, as discussed above, in connection with our acquisition of the Stroud terminal. Pursuant to the terms of the agreement, we receive a fixed amount per barrel from USDM in exchange for marketing the additional capacity available at the Stroud terminal. We include amounts received pursuant to this arrangement as revenue in the table below under “Terminalling services — related party.” For the three months ended March 31, 2018, we had not received any payments pursuant to this agreement.

Our related party revenues from USDM are presented in the following table for the indicated periods:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Terminalling services — related party	$4,696	$1,740
Fleet leases — related party	984	890
Fleet services — related party	227	279
Freight and other reimbursables — related party	2	1
	$5,909	$2,910

We had no amounts receivable from USDM as of March 31, 2018 and $0.4 million receivable as of December 31, 2017, recorded in “Accounts receivable — related party.” We had deferred revenue included in “Deferred revenue — related party” in our consolidated balance sheets associated with our terminalling and fleet services agreements with USDM for amounts we have collected from them for their prepaid leases and prepaid minimum volume commitment fees of $1.9 million and $2.0 million at March 31, 2018 and December 31, 2017, respectively. In addition, we had $233 thousand and $253 thousand at March 31, 2018 and December 31, 2017, respectively, recorded in “Other current assets — related party” and “Other assets — related party” on our consolidated balance sheets for non-cash lease revenues associated with the recognition of our lease contracts.

Cash Distributions
During the three months ended March 31, 2018, we paid the following aggregate cash distributions to USDG as a holder of our common units and the sole owner of our subordinated units and to USD Partners GP LLC for their general partner interest and as the holder of our IDRs.

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
February 1, 2018	February 12, 2018	February 16, 2018	$4,045	$238

12. COMMITMENTS AND CONTINGENCIES
From time to time, we may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. We do not believe that we are currently a party to any such proceedings that will have a material adverse impact on our financial condition or results of operations.

13. SEGMENT REPORTING
We manage our business in two reportable segments: Terminalling services and Fleet services. The Terminalling services segment charges minimum monthly commitment fees under multi-year take-or-pay contracts to load and unload various grades of crude oil into and from railcars, as well as fixed fees per gallon to transload ethanol from railcars, including related logistics services. The Fleet services segment provides customers with railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels under multi-year, take-or-pay contracts. Corporate activities are not considered a reportable segment, but are included to present shared services and financing activities which are not allocated to our established reporting segments.

Our segments offer different services and are managed accordingly. Our chief operating decision maker, or CODM, regularly reviews financial information about both segments in order to allocate resources and evaluate performance. Our CODM assesses segment performance based on the cash flows produced by our established reporting segments using Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as “Net cash provided by operating activities” adjusted for changes in working capital items, interest, income taxes, foreign currency transaction gains and losses and other items which do not affect the underlying cash flows produced by our businesses. As such, we have concluded that disaggregating revenue by reporting segments appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following tables summarize our reportable segment data:

	Three Months Ended March 31, 2018
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$21,663	$—	$—	$21,663
Terminalling services — related party	4,696	—	—	4,696
Fleet leases	—	—	—	—
Fleet leases — related party	—	984	—	984
Fleet services	—	344	—	344
Fleet services — related party	—	227	—	227
Freight and other reimbursables	555	1,262	—	1,817
Freight and other reimbursables — related party	2	—	—	2
Total revenues	26,916	2,817	—	29,733
Operating costs
Subcontracted rail services	3,062	—	—	3,062
Pipeline fees	5,724	—	—	5,724
Fleet leases	—	990	—	990
Freight and other reimbursables	557	1,262	—	1,819
Operating and maintenance	949	75	—	1,024
Selling, general and administrative	1,562	325	2,937	4,824
Depreciation and amortization	5,276	—	—	5,276
Total operating costs	17,130	2,652	2,937	22,719
Operating income (loss)	9,786	165	(2,937)	7,014
Interest expense	—	—	2,485	2,485
Gain associated with derivative instruments	—	—	(1,024)	(1,024)
Foreign currency transaction loss (gain)	31	(4)	(238)	(211)
Other expense, net	71	—	—	71
Provision for (benefit from) income taxes	(935)	28	—	(907)
Net income (loss)	$10,619	$141	$(4,160)	$6,600

	Three Months Ended March 31, 2017
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$23,677	$—	$—	$23,677
Terminalling services — related party	1,740	—	—	1,740
Fleet leases	—	643	—	643
Fleet leases — related party	—	890	—	890
Fleet services	—	468	—	468
Fleet services — related party	—	279	—	279
Freight and other reimbursables	21	136	—	157
Freight and other reimbursables — related party	—	1	—	1
Total revenues	25,438	2,417	—	27,855
Operating costs
Subcontracted rail services	2,013	—	—	2,013
Pipeline fees	5,720	—	—	5,720
Fleet leases	—	1,533	—	1,533
Freight and other reimbursables	21	137	—	158
Operating and maintenance	611	96	—	707
Selling, general and administrative	1,215	296	2,236	3,747
Depreciation and amortization	4,941	—	—	4,941
Total operating costs	14,521	2,062	2,236	18,819
Operating income (loss)	10,917	355	(2,236)	9,036
Interest expense	170	—	2,437	2,607
Loss associated with derivative instruments	211	—	—	211
Foreign currency transaction loss	—	—	30	30
Other income, net	(10)	—	—	(10)
Provision for income taxes	955	134	46	1,135
Net income (loss)	$9,591	$221	$(4,749)	$5,063

Segment Adjusted EBITDA
The following table provides a reconciliation of Segment Adjusted EBITDA to “Net cash provided by operating activities:”

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Segment Adjusted EBITDA
Terminalling services	$15,011	$16,157
Fleet services	165	355
Corporate activities (1)	(1,638)	(1,438)
Total Adjusted EBITDA	13,538	15,074
Add (deduct):
Amortization of deferred financing costs	215	215
Deferred income taxes	(1,290)	8
Changes in accounts receivable and other assets	(7,277)	2,130
Changes in accounts payable and accrued expenses	(1,265)	400
Changes in deferred revenue and other liabilities	5,499	(1,238)
Interest expense, net	(2,485)	(2,603)
Benefit from (provision for) income taxes	907	(1,135)
Foreign currency transaction gain (loss) (2)	211	(30)
Other income	—	15
Non-cash contract asset (3)	51	—
Net cash provided by operating activities	$8,104	$12,836

(1)	Corporate activities represent shared service and financing transactions that are not allocated to our established reporting segments.

(2)	Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

(3)	Represents non-cash contract revenues associated with the recognition of our contract assets. Refer to Note 4. Revenues — Contract Assets for more information.

14. INCOME TAXES
U.S. Federal and State Income Taxes
We are treated as a partnership for U.S. federal and most state income tax purposes, with each partner being separately taxed on their share of our taxable income. One of our subsidiaries, USD Rail LP, has elected to be classified as an entity taxable as a corporation for U.S. federal income tax purposes. We are also subject to state franchise tax in the state of Texas, which is treated as an income tax under the applicable accounting guidance. Our U.S. federal income tax expense is based on the statutory federal income tax rate of 21%, as applied to USD Rail LP’s taxable loss of $0.3 million for the three months ended March 31, 2018 and 34% as applied to its taxable income of $0.3 million for the three months ended March 31, 2017.

Foreign Income Taxes
Our Canadian operations are conducted through entities that are subject to Canadian federal and provincial income taxes which are determined using the combined federal and provincial income tax rate of 27% applied to the taxable income of our Canadian operations for the three months ended March 31, 2018 and 2017.

Tax Effects of ASC 606 Adoption
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers, or ASC 606, which provides a single comprehensive model for revenue recognition. We adopted the requirements of ASC 606 effective January 1, 2018, using the full retrospective method. As a result, we recognized revenues with respect to each prior period for amounts that were previously deferred, as well as the associated previously deferred pipeline fees. Refer to Note 2. Accounting Standards and Significant Accounting Policies for a comprehensive discussion regarding our adoption of ASC 606.
In conjunction with our adoption of ASC 606, we also recognized a deferred tax liability associated with the previously deferred revenues net of previously deferred pipeline fees. We recovered a portion of that deferred tax liability during the three months ended March 31, 2018. For Canadian tax purposes, the previously deferred revenue, net of previously deferred expenses associated with our adoption of ASC 606 will be fully recognized ratably during 2018. The deferred tax recovery of $0.9 million (representing C$1.2 million) for the three months ended March 31, 2018 was partially offset by the Canadian tax liability attributable to our current earnings for the three months ended March 31, 2018.

Estimated Annual Effective Income Tax Rate

The reconciliation between income tax expense based on the U.S. federal statutory income tax rate and our effective income tax expense is presented below:

	Three Months Ended March 31,
	2018		2017
	(in thousands)
Income tax expense at the U.S. federal statutory rate	$1,195	21%	$2,108	34%
Amount attributable to partnership not subject to income tax	(1,992)	(35)%	(841)	(14)%
Foreign income tax rate differential	(198)	(3)%	(193)	(3)%
Other	8	—%	(1)	—%
State income tax expense (1)	10	—%	59	1%
Change in valuation allowance	70	1%	3	—%
Provision for (benefit from) income taxes	$(907)	(16)%	$1,135	18%

(1)	Net of the federal income tax expense or benefit for the deduction associated with state income taxes.

We determined our first quarter 2018 income tax expense using an estimated annual effective income tax rate on a consolidated basis for fiscal year 2018. This rate incorporates the applicable rates of the various domestic and foreign tax jurisdictions to which we are subject.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Current income tax expense:
U.S. federal income tax	$—	$98
U.S. federal operating loss carryforward	—	(98)
State income tax expense	10	63
Canadian federal and provincial income taxes expense	373	1,064
Total current income tax expense	383	1,127
Deferred income tax expense (benefit):
U.S. federal income tax expense	16	121
Canadian federal and provincial income taxes benefit	(1,306)	(113)
Total change in deferred income tax expense (benefit)	(1,290)	8
Provision for (benefit from) income taxes	$(907)	$1,135

Our deferred income tax assets and liabilities reflect the income tax effect of differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Major components of deferred income tax assets and liabilities associated with our operations were as follows as of the dates indicated:

	March 31, 2018
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Other assets	$16	$—	$16
Prepaid expenses	—	—	—
Capital loss carryforwards	—	469	469
Operating loss carryforwards	54	—	54
Deferred income tax liabilities
Unbilled revenue	—	(458)	(458)
Deferred revenues	—	(2,381)	(2,381)
Property and equipment	—	(266)	(266)
Valuation allowance	(70)	(469)	(539)
Deferred income tax liabilities, net	$—	$(3,105)	$(3,105)

	December 31, 2017
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Other assets	$16	$—	$16
Prepaid expenses	—	1,731	1,731
Capital loss carryforwards	—	469	469
Deferred income tax liabilities
Unbilled revenue	—	(284)	(284)
Deferred revenues	—	(5,607)	(5,607)
Property and equipment	—	(346)	(346)
Valuation allowance	—	(469)	(469)
Deferred income tax liabilities, net	$16	$(4,506)	$(4,490)

We had $0.3 million available U.S. federal loss carryforward remaining as of March 31, 2018, and none as of December 31, 2017. Our available Canadian loss carryforward was $4.5 million and $4.6 million as of March 31, 2018 and December 31, 2017, respectively, $1.1 million of which will begin expiring in 2034.

We are subject to examination by the taxing authorities for the years ended December 31, 2017, 2016 and 2015. We did not have any unrecognized income tax benefits or any income tax reserves for uncertain tax positions as of March 31, 2018 and December 31, 2017.

Refer to Note 18. Supplemental Cash Flow Information for information regarding amounts paid for income taxes.

15. DERIVATIVE FINANCIAL INSTRUMENTS
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

Interest Rate Derivatives
We use interest rate collar contracts to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. Under our Credit Agreement, one-month LIBOR is used as the index rate for the interest we are charged on amounts borrowed under our Revolving Credit Facility. Effective November 2017, we entered into a five-year interest rate collar contract with a $100 million notional value. The collar establishes a range where we will pay the counterparty if one-month LIBOR falls below the established floor rate of 1.7%, and the counterparty will pay us if the one-month LIBOR exceeds the ceiling rate of 2.5%. The collar settles monthly through the termination date in October 2022. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below a pre-determined ceiling or floor rate.

Foreign Currency Derivatives
We derive a significant portion of our cash flows from our Hardisty terminal operations in the province of Alberta, Canada, which are denominated in Canadian dollars. As a result, fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar could have a significant effect on our results of operations, cash flows and financial position. We endeavor to limit our foreign currency risk exposure using various types of derivative financial instruments with characteristics that effectively reduce or eliminate the impact to us of declines in the exchange rate for a specified value of Canadian dollar denominated cash flows we expect to exchange into U.S. dollars. We have not entered into any derivative financial instruments to mitigate our exposure to changes in foreign currency exchange rates for 2018 or any future periods.

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

Derivative Positions
We record all of our derivative financial instruments at their fair values in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
Other current assets	$1,245	$183

We have not designated our derivative financial instruments as hedges of our interest rate or foreign currency exposures. As a result, changes in the fair value of these derivatives are recorded as “Loss (gain) associated with derivative instruments” in our consolidated statements of income. The gains or losses associated with changes in the fair value of our derivative contracts do not affect our cash flows until the underlying contract is settled by making or receiving a payment to or from the counterparty. In connection with our derivative activities, we recognized the following amounts during the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Loss (gain) associated with derivative instruments	$(1,024)	$211

We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.

The following table presents summarized information about the fair values of our outstanding interest rate contract for the periods indicated:

	At March 31, 2018			At December 31, 2017
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Collar Agreements Maturing in 2022
Ceiling	$100,000,000	2.5%	$1,758	$938
Floor	$100,000,000	1.7%	(513)	(755)
Total			$1,245	$183

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

	March 31, 2018
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$1,758	$—	$—	$—	$1,758
Effects of netting arrangements	—	—	(513)	—	$(513)
Fair value of derivatives — net presentation	$1,758	$—	$(513)	$—	$1,245

	December 31, 2017
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$938	$—	$—	$—	$938
Effects of netting arrangements	—	—	(755)	—	$(755)
Fair value of derivatives — net presentation	$938	$—	$(755)	$—	$183

16. PARTNERS’ CAPITAL
Our common units and subordinated units represent limited partner interests in us. The holders of common units and subordinated units are entitled to participate in partnership distributions and to exercise the rights and privileges available to limited partners under our partnership agreement.

Our Class A units are limited partner interests in us that entitle the holders to nonforfeitable distributions that are equivalent to the distributions paid with respect to our common units (excluding any arrearages of unpaid minimum quarterly distributions from prior quarters) and, as a result, are considered participating securities. Our Class A units do not have voting rights and vest in four equal annual installments over the four years following the consummation of our initial public offering, or IPO, only if we grow our annualized distributions each year. If we do not achieve positive distribution growth in any of these years, the Class A units that would otherwise vest for that year will be forfeited. The Class A units contain a conversion feature, which, upon vesting, provides for the conversion of the Class A units into common units based on a conversion factor that is tied to the level of our distribution growth for the applicable year. The conversion factor was 1.00 for the first vesting tranche, 1.50 for the second vesting tranche, 1.00 for the third vesting tranche and will be no more than 2.00 for the fourth and final vesting tranche. In February 2018, pursuant to the terms set forth in our partnership agreement, the third vesting tranche of 38,750 Class A units vested. We determined that, upon conversion, each vested Class A unit would receive one common unit based upon our distributions paid for the four preceding quarters. As a result, 38,750 Class A units were converted into 38,750 common units.

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

Subordinated units convert into common units on a one-for-one basis in separate sequential tranches. Each tranche is comprised of 20.0 percent of the subordinated units issued in conjunction with our IPO. Each separate tranche is eligible to convert on or after December 31, 2015 (but no more frequently than once in any twelve-month period), provided on such date: (i) distributions of available cash from operating surplus on each of the outstanding common units, Class A units, subordinated units and general partner units equaled or exceeded $1.15 per unit (the annualized minimum quarterly distribution) for the four quarter period immediately preceding that date; (ii) the adjusted operating surplus generated during the four quarter period immediately preceding that date equaled or exceeded the sum of $1.15 per unit (the annualized minimum quarterly distribution) on all of the common units, Class A units, subordinated units and general partner units outstanding during that period on a fully diluted basis; and (iii) there are no arrearages in the payment of the minimum quarterly distribution on our common units. For each successive tranche, the four quarter period specified in clauses (i) and (ii) above must commence after the four quarter period applicable to any prior tranche of subordinated units. In February 2018, pursuant to the terms set forth in our partnership agreement, we converted the third tranche of 2,092,709 of our subordinated units into common units upon satisfaction of the conditions established for conversion.

Pursuant to the terms of the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, which we refer to as the A/R LTIP, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 361,570 vested during the first three months of 2018, of which 244,794 were converted into our common units after 116,776 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 17. Unit Based Compensation.

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

17. UNIT BASED COMPENSATION
Class A units
Our Class A units vest over a four year period if established distribution target thresholds are met each year of the four year vesting period. In February 2018, pursuant to the terms set forth in our partnership agreement, the third vesting tranche of 38,750 Class A units vested based upon our distributions paid for the four preceding quarters and were converted on a basis of one common unit for each class A unit. As a result, we converted 38,750 Class A units into 38,750 common units. The grant date average fair value of all Class A units was $25.71 per unit at March 31, 2018 and 2017.

The following table presents the activity associated with our Class A units for the specified periods:

	Three Months Ended March 31,
	2018	2017
Class A units outstanding at beginning of period	82,500	138,750
Vested	(38,750)	(46,250)
Forfeited	(5,000)	—
Class A units outstanding at end of period	38,750	92,500

We recognized compensation expense in “Selling, general and administrative” with regard to our Class A units for the following amounts during the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Selling, general and administrative	$70	$116

For the three months ended March 31, 2018, we had forfeitures of 5,000 Class A units. No forfeitures occurred during the three months ended March 31, 2017. We have elected to account for actual forfeitures as they occur rather than applying an estimated forfeiture rate when determining compensation expense.

Each holder of a Class A unit is entitled to nonforfeitable cash distributions equal to the product of the number of Class A units outstanding for the participant and the cash distribution per unit paid to our common unitholders. These distributions are included in “Distributions” as presented in our consolidated statements of cash flows and our consolidated statement of partners’ capital. However, any distributions paid on Class A units that are forfeited are reclassified to unit based compensation expense when we determine that the Class A units are not expected to vest. We recognized compensation expense of $15 thousand for the three months ended March 31, 2018, for distributions paid on Class A units that were forfeited. We did not recognize any compensation expense for distributions paid on Class A units that are not expected to vest for the three months ended March 31, 2017.

Long-term Incentive Plan
In 2018 and 2017, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 546,940 and 695,099 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our A/R LTIP. At March 31, 2018, we had 1,797,127 Phantom Units remaining available for grant pursuant to the terms of our A/R LTIP. The Phantom Units are subject to all of the terms and conditions of the A/R LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount based on an allocation formula which included a percentage multiplier of the grantee’s base salary, among other factors, converted to a number of units based on a closing price of one of our common units preceding the grant date, as determined by the board of directors of our general partner and quoted on the NYSE.

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

The following tables present the award activity for our Equity-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2017	24,999	1,111,849	$10.90
Granted	34,611	480,839	$11.55
Vested	(24,999)	(336,571)	$10.86
Forfeited	—	(27,567)	$11.22
Phantom Unit awards at March 31, 2018	34,611	1,228,550	$11.17

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2016	64,830	730,808	$8.51
Granted	24,999	639,955	$12.80
Vested	(64,830)	(204,157)	$8.47
Forfeited	—	—	$—
Phantom Unit awards at March 31, 2017	24,999	1,166,606	$10.91

The following tables present the award activity for our Liability-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2017	8,333	27,794	$11.29
Granted	11,348	20,142	$11.55
Vested	(8,333)	—	$12.80
Phantom Unit awards at March 31, 2018	11,348	47,936	$12.13

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2016	21,610	21,615	$7.70
Granted	8,333	19,812	$12.80
Vested	(21,610)	—	$6.39
Phantom Unit awards at March 31, 2017	8,333	41,427	$11.15

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

For the three months ended March 31, 2018 and 2017, we recognized $1.3 million and $0.7 million, respectively, of compensation expense associated with outstanding Phantom Units. As of March 31, 2018, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $14.2 million, which we expect to recognize over a weighted average period of 2.98 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.

We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Equity-classified Phantom Units (1)	$388	$263
Liability-classified Phantom Units	13	14
Total	$401	$277

(1)
We reclassified $45 thousand for the three months ended March 31, 2018 to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited. We had no forfeitures for the three months ended March 31, 2017.

18. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash paid for income taxes	$182	$616
Cash paid for interest	$2,291	$2,362

The following table provides supplemental information for the item labeled “Other” in the “Net cash provided by operating activities” section of our consolidated statements of cash flows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Loss associated with disposal of assets	$71	$9
Amortization of deferred financing costs	215	215
Deferred income taxes	(1,290)	8
	$(1,004)	$232

19. SUBSEQUENT EVENTS
Distribution to Partners
On April 26, 2018, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.3525 per unit, or $1.41 per unit on an annualized basis, for the three months ended March 31, 2018. The distribution represents an increase of $0.0025 per unit, or 0.7% over the prior quarter distribution per unit, and is 22.6% over our minimum quarterly distribution per unit. The distribution will be paid on May 11, 2018, to unitholders of record at the close of business on May 7, 2018. The distribution will include payment of $5.1 million to our public common unitholders, $14 thousand to the Class A unitholders, an aggregate of $4.1 million to USDG as a holder of our common units and the sole owner of our subordinated units and $249 thousand to USD Partners GP LLC for its general partner interest and as holder of the IDR.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with the unaudited consolidated financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Among other things, those consolidated financial statements include more detailed information regarding the basis of presentation for the following discussion and analysis. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and subsequent Quarterly Reports on Form 10-Q. Please also read the “Cautionary Note Regarding Forward-Looking Statements” following the table of contents in this Report.
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

We generally do not take ownership of the products that we handle, nor do we receive any payments from our customers based on the value of such products. We may on occasion enter into buy-sell arrangements in which we take temporary title to commodities while in our terminals. We expect any such arrangements to be at fixed prices where we do not take commodity price exposure.

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

USDG, a wholly-owned subsidiary of USD and the sole owner of our general partner, is engaged in designing, developing, owning, and managing large-scale multi-modal logistics centers and energy-related infrastructure across North America. USDG's solutions create flexible market access for customers in significant growth areas and key demand centers, including Western Canada, the U.S. Gulf Coast and Mexico. Among other projects, USDG is currently pursuing the development of a premier energy logistics terminal on the Houston Ship Channel with capacity for substantial tank storage, multiple docks (including barge and deepwater), inbound and outbound pipeline connectivity, as well as a rail terminal with unit train capabilities.

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

This year as oil sands production facilities have returned to normal operating levels and new production capacity has been brought online, Western Canadian crude oil supplies have begun to exceed available pipeline takeaway capacity. As a result, WCS spreads in relation to key benchmarks have discounted to levels approximately double the 2017 average. During the first quarter of 2018, apportionment levels on the primary heavy lines of the largest export pipeline system from Western Canada to the U.S. reached approximately 50% (representing the percentage of barrels nominated that were not shipped due to pipeline capacity constraints) and inventory levels built to historic highs as barrels not shipped were added to tank storage capacity. Furthermore, customer activity at our Hardisty origination terminal increased substantially as strategically-located rail capacity has provided an export outlet for growing oil sands production.

To date in the second quarter of 2018, the WCS spread to West Texas Intermediate, or WTI, crude oil has tightened from over $25 to $15-20 per barrel as seasonal maintenance at certain major oil sands production facilities has temporarily reduced the supply of crude oil to the market. Additionally, Canadian railroads have begun to facilitate increased shipments of crude oil unit trains, which has alleviated some of the congestion out of Western Canada. Despite growing railroad capacity, including our expectation that the railroads will be able to service the full capacity at our Hardisty terminal by the end of the second quarter, we expect spreads to again discount to levels reached earlier in the year as production facilities complete seasonal maintenance and new production continues to ramp to full capacity throughout 2018.

Western Canadian crude oil production is projected to continue to increase throughout the next decade, driven primarily by developments in Alberta’s oil sands region. In June 2017, the Canadian Association of Petroleum Producers, or CAPP, projected that the supply of crude oil from Western Canada will grow by approximately 760,000 barrels per day, or bpd, by 2020 and 1.1 million bpd by 2025 relative to 2016’s levels.

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

As a result, we expect demand for rail capacity at our terminals to increase over the next several years and potentially longer if proposed pipeline developments do not meet currently planned timelines due to regulatory or other headwinds. Our Hardisty and Casper terminals, with established capacity and scalable designs, are well-positioned as strategic locations to meet growing takeaway needs as Western Canadian crude oil supplies continue to exceed available pipeline takeaway capacity. Additionally, we believe our Stroud terminal provides an advantaged rail destination for Western Canadian crude oil given the optionality provided by its connectivity to the Cushing hub and multiple refining centers across the United States. Rail also generally provides a greater ability to preserve the specific quality of a customer’s product relative to pipelines, providing value to a producer or refiner. We expect these advantages, including our recently established origin-to-destination capabilities, to result in long-term contract extensions and expansion opportunities across our terminal network.

Commercial Developments
During March and April 2018, the initial customer of the Stroud terminal (“Stroud customer”), an investment grade multi-national energy company, secured the remaining available capacity at the Stroud terminal from USD Marketing LLC for periods beginning in the second quarter of 2018 and ending in June 2019 and January 2020, pursuant to the Marketing Services Agreement established with the Partnership at the time of the Stroud acquisition.

Similarly, the Partnership obtained origination capacity from customers of the Hardisty terminal and immediately contracted with the Stroud customer for this capacity at the same economic terms as the initial customer agreements. Consistent with the new agreements for destination capacity at the Stroud terminal, the Hardisty origination capacity was contracted for corresponding periods beginning in the second quarter of 2018 and ending in June 2019 and January 2020 (the later representing a seven month extension over the original Hardisty contract term). As a result, the Stroud customer increased its contracted position from approximately 25% to nearly half of the existing capacity at the Hardisty terminal.

The terminalling services agreements related to the portion of the Stroud customer’s origination and destination capacity through June 2019 contemplate a deadline of August 31, 2018, to extend the terms of these agreements at both the Hardisty and Stroud terminals.

How We Generate Revenue
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to assist in resource allocation decisions and to assess operational performance.

Terminalling Services
The terminalling services segment includes a network of strategically-located terminals that provide customers with railcar loading and/or unloading capacity, as well as related logistics services, for crude oil and biofuels. Substantially all of our cash flows are generated from multi-year, take-or-pay terminal services agreements with customers at our Hardisty, Casper and Stroud terminals that include minimum monthly commitment fees.

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

Our Stroud terminal is a crude oil destination terminal in Stroud, Oklahoma, which we use to facilitate rail-to-pipeline shipments of crude oil from our Hardisty terminal to the crude oil storage hub located in Cushing, Oklahoma. The Stroud terminal includes 76-acres with current unit train unloading capacity of approximately 50,000 Bpd, two onsite tanks with 140,000 barrels of capacity, one truck bay, and a 12-inch diameter, 17-mile pipeline with a direct connection to the crude oil storage hub in Cushing Oklahoma. Our Stroud terminal was purchased in June 2017 and commenced operations in October 2017.

Our Casper terminal, which we acquired in November 2015, is a crude oil storage, blending and railcar loading terminal. The terminal currently offers six storage tanks with 900,000 bbls of total capacity, unit train-capable railcar loading capacity in excess of 100,000 bpd, as well as truck transloading capacity. Our Casper terminal is supplied with multiple grades of Canadian crude oil through a direct connection with the Express Pipeline. Additionally, the Casper terminal has a connection from the Platte terminal, where it has access to other pipelines and can receive other grades of crude oil, including locally sourced Wyoming sour crude oil. The Casper terminal can also receive volumes through one truck unloading station and is also equipped with one truck loading station.

Our West Colton terminal, completed in November 2009, is a unit train-capable destination terminal that can transload up to 13,000 bpd of ethanol received from producers by rail onto trucks to meet local demand in the San Bernardino and Riverside County-Inland Empire region of Southern California. The West Colton terminal has 20 railcar offloading positions and three truck loading positions.

Fleet Services
We provide our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail on multi-year, take-or-pay terms under master fleet services agreements for initial periods ranging from five to nine years. We do not own any railcars. As of March 31, 2018, our railcar fleet consisted of 2,483 railcars, which we leased from various railcar manufacturers and financial entities, including 2,108 coiled and insulated, or C&I, railcars. We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 2,283 of the railcars to other parties, but we have retained certain rights and obligations with respect to the servicing of these railcars. The weighted average remaining contract life on our railcar fleet is 3.4 years as of March 31, 2018.

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

Adjusted EBITDA and Distributable Cash Flow
We define Adjusted EBITDA as “Net cash provided by operating activities” adjusted for changes in working capital items, interest, income taxes, foreign currency transaction gains and losses, and other items which do not affect the underlying cash flows produced by our businesses. Adjusted EBITDA is a non-GAAP, supplemental financial measure used by management and external users of our financial statements, such as investors and commercial banks, to assess:

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

The following table sets forth a reconciliation of Net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by operating activities	$8,104	$12,836
Add (deduct):
Amortization of deferred financing costs	(215)	(215)
Deferred income taxes	1,290	(8)
Changes in accounts receivable and other assets	7,277	(2,130)
Changes in accounts payable and accrued expenses	1,265	(400)
Changes in deferred revenue and other liabilities	(5,499)	1,238
Interest expense, net	2,485	2,603
Provision for (benefit from) income taxes	(907)	1,135
Foreign currency transaction loss (gain) (1)	(211)	30
Other income	—	(15)
Non-cash contract asset (2)	(51)	—
Adjusted EBITDA	13,538	15,074
Add (deduct):
Cash paid for income taxes (3)	(182)	(616)
Cash paid for interest	(2,291)	(2,362)
Maintenance capital expenditures	(49)	(126)
Distributable cash flow	$11,016	$11,970

(1)	Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

(2)
Represents non-cash contract revenues associated with the recognition of our contract assets. Refer to Note 4. Revenues — Contract Assets of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report for more information.

(3)	Includes a partial refund of $0.7 million (representing C$0.9 million) received in the three months ended March 31, 2017, for our 2015 foreign income taxes.
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

General Trends and Outlook
We expect our business to continue to be affected by the key trends discussed in “Item 7. Management's Discussion and Analysis of Financial Condition— Factors that May Impact Future Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Customer Contact Expirations and Renewals
A customer of our Casper terminal, whose existing terminalling services agreement with us expires in October 2018, if not otherwise renewed or extended, did not exercise its option to extend the agreement for an additional one-year term. We continue to actively negotiate with this customer and have several new customers utilizing capacity at the terminal, with whom we are actively pursuing long-term agreements. We also continue to pursue various commercial agreements with other customers for the provision of terminalling services at the Casper terminal. Although we cannot make any assurances regarding the outcome of these negotiations, we continue to expect growth in Western Canada crude oil production to exceed near-term pipeline takeaway capacity, which provides us with unique opportunities to meet the needs of producers and refiners with our strategically-positioned and scalable assets, particularly given current political and economic challenges facing new and proposed infrastructure projects.

Factors Affecting the Comparability of Our Financial Results
The comparability of our current financial results in relation to prior periods are affected by the factors described below.
Stroud Terminal Asset Purchase
Our operating results include revenue and costs in 2018 associated with the operations of the Stroud terminal which we purchased in June 2017.
Conclusion of Customer Agreements
Our historical operations include a unit train-capable ethanol destination terminal in San Antonio, Texas, that we ceased operating in May of 2017, upon the conclusion of our customer's agreement with us. Additionally, one of our terminalling services agreements at our Casper terminal concluded in August 2017.
Foreign Currency Exchange Rates
We derive a significant amount of operating income from our Canadian operations, particularly our Hardisty terminal. Given our exposure to fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar, our operating income and assets which are denominated in Canadian dollars will be positively affected when the Canadian dollar increases in relation to the U.S. dollar and will be negatively affected when the Canadian dollar decreases relative to the U.S. dollar, assuming all other factors are held constant. Conversely, our liabilities which are denominated in Canadian dollars will be positively affected when the Canadian dollar decreases in relation to the U.S. dollar and will be negatively affected when the Canadian dollar increases relative to the U.S. dollar. The average exchange rates, representing the number of U.S. dollars received for one Canadian dollar, were 0.7911 and 0.7555 for the three months ended March 31, 2018 and 2017, respectively.
Income Tax Expense
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers, or ASC 606, which provides a single comprehensive model for revenue recognition. We adopted the requirements of ASC 606 effective January 1, 2018, using the full retrospective method. As a result, we recognized revenues with respect to each prior period for amounts that were previously deferred, as well as the associated previously deferred pipeline fees. Refer to Note 2. Accounting Standards and Significant Accounting Policies of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report for a comprehensive discussion regarding our adoption of ASC 606.
In conjunction with our adoption of ASC 606, we also recognized a deferred tax liability associated with the previously deferred revenues net of previously deferred pipeline fees. We recovered a portion of that deferred tax liability during the three months ended March 31, 2018. For Canadian tax purposes, the previously deferred revenue, net of previously deferred expenses associated with our adoption of ASC 606 will be fully recognized ratably during 2018. The deferred tax recovery of $0.9 million (representing C$1.2 million) for the three months ended March 31, 2018 was partially offset by the Canadian tax liability attributable to our current earnings for the three months ended March 31, 2018.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to aid in resource allocation decisions and to assess operational performance.

The following table summarizes our operating results by business segment and corporate charges for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Operating income (loss)
Terminalling services	$9,786	$10,917
Fleet services	165	355
Corporate and other	(2,937)	(2,236)
Total operating income	7,014	9,036
Interest expense, net	2,485	2,607
Loss (gain) associated with derivative instruments	(1,024)	211
Foreign currency transaction loss (gain)	(211)	30
Other income, net	71	(10)
Provision for (benefit from) income taxes	(907)	1,135
Net income	$6,600	$5,063

Summary Analysis of Operating Results
Changes in our operating results for the three months ended March 31, 2018, as compared with our operating results for the three months ended March 31, 2017, were primarily driven by:

•
a decline in operating income of our terminalling services business associated with the conclusion of customer agreements at our Casper and San Antonio terminals in August 2017 and May 2017, respectively, partially offset by commencement of the operations of our Stroud terminal in October 2017, which contributed $2.3 million to operating income for the current quarter;

•	a decrease in corporate and other operating income due primarily to higher unit based compensation expenses and an increase in consulting costs related to an accounting system optimization project;

•	a derivative instrument gain associated with our interest rate collar contract; and

•	a benefit from income taxes recognized in conjunction with our adoption of ASC 606 due to partial recovery of a deferred tax liability.

A comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS — BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues
Terminalling services	$26,359	$25,417
Freight and other reimbursables	557	21
Total revenues	26,916	25,438
Operating costs
Subcontracted rail services	3,062	2,013
Pipeline fees	5,724	5,720
Freight and other reimbursables	557	21
Operating and maintenance	949	611
Selling, general and administrative	1,562	1,215
Depreciation and amortization	5,276	4,941
Total operating costs	17,130	14,521
Operating income	9,786	10,917
Interest expense	—	170
Loss associated with derivative instruments	—	211
Foreign currency transaction loss	31	—
Other expense (income), net	71	(10)
Provision for (benefit from) income taxes	(935)	955
Net income	$10,619	$9,591
Average daily terminal throughput (bpd)	82,284	32,136

Three months ended March 31, 2018 compared with three months ended March 31, 2017
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $1.5 million to $26.9 million for the three months ended March 31, 2018 compared to $25.4 million for the three months ended March 31, 2017. This increase was primarily due to the commencement of operations at our Stroud terminal in October 2017, which provided an additional $4.4 million of revenue to our Terminalling services business in the three months ended March 31, 2018. This increase to revenue was partially offset by declines in revenue resulting from the conclusion of customer agreements at our San Antonio facility in May 2017 and at our Casper terminal in August 2017.

Our total average daily terminal throughput increased to 82,284 bpd for the three months ended March 31, 2018 from 32,136 bpd for the same period in 2017, due primarily to increased activity by our customers at the Hardisty terminal and the fourth quarter of 2017 commencement of operations at our Stroud terminal. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain "take-or-pay" provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which do not produce a corresponding increase in the terminalling services revenues associated with our Hardisty terminal.

Increases in the average daily terminal throughput activity do however increase the variable operating costs associated with our Hardisty terminal, as discussed below.

Our terminalling service revenue would have been $0.8 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended March 31, 2018, was the same as the average exchange rate for the three months ended March 31, 2017.

Operating Costs
The operating costs of our Terminalling services segment increased $2.6 million to $17.1 million for the three months ended March 31, 2018, compared with $14.5 million for the three months ended March 31, 2017, primarily as a result of the commencement of operations at our Stroud terminal in October 2017, which added $2.2 million of incremental operating costs during the three months ended March 31, 2018. Additionally, our variable services costs increased primarily due to increased utilization at our Hardisty terminal.

Our terminalling services operating costs would have been $0.4 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended March 31, 2018, was the same as the average exchange rate for the three months ended March 31, 2017.

Subcontracted rail services. Our subcontracted rail services costs increased $1.0 million to $3.1 million for the three months ended March 31, 2018. This increase was primarily due to increased utilization at our Hardisty terminal. Additionally, the commencement of operations at our Stroud terminal in October 2017 added $0.6 million of incremental costs during the three months ended March 31, 2018. These increases were partially offset by the conclusion of operations at our San Antonio terminal.

Operating and maintenance. Operating and maintenance expense increased $0.3 million to approximately $0.9 million for the three months ended March 31, 2018, as compared with $0.6 million for three months ended March 31, 2017. The increased operating and maintenance expense was primarily due to the commencement of operations at our Stroud terminal in October 2017, which added $0.3 million of incremental operating costs during the three months ended March 31, 2018, and increased utilization at our Hardisty terminal. These increases were partially offset by the conclusion of operations at our San Antonio terminal.

Selling, general and administrative. Selling, general and administrative expense increased $0.3 million to approximately $1.6 million for the three months ended March 31, 2018, primarily as a result of the commencement of operations our Stroud terminal, which added $0.4 million of incremental costs during the three months ended March 31, 2018, partially offset by reduced costs associated with the conclusion of operations at our San Antonio terminal.

Depreciation and amortization. Depreciation and amortization expense increased $0.3 million to approximately $5.3 million for the three months ended March 31, 2018, primarily due to the additional depreciation expense associated with the addition of our Stroud terminal.

Other Expenses
Interest expense. We had no interest expense for our Terminalling services segment for the three months ended March 31, 2018, as compared with $0.2 million for the three months ended March 31, 2017. We repaid all amounts outstanding on the Term Loan Facility in March 2017, which eliminated the interest expense of our Terminalling Services business directly attributable to the Term Loan Facility.

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

Our benefit from income taxes for the Terminalling services segment increased $1.9 million to $0.9 million for the three months ended March 31, 2018 as compared with a provision of $1.0 million for the three months ended March 31, 2017. In connection with our adoption of ASC 606, we recognized a deferred tax liability associated with the previously deferred revenues net of previously deferred pipeline fees. During the three months ended March 31, 2018, we recovered approximately $0.9 million (C$1.2 million), representing a portion of that deferred tax liability, which produced a benefit from income taxes. We expect to recognize the remaining deferred tax liability associated with our adoption of ASC 606 ratably during 2018. The recovery of a portion of the deferred tax liability was partially offset by current and deferred income tax expense we recognized for the three months ended March 31, 2018.

FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues
Fleet leases	$984	$1,533
Fleet services	571	747
Freight and other reimbursables	1,262	137
Total revenues	2,817	2,417
Operating costs
Fleet leases	990	1,533
Freight and other reimbursables	1,262	137
Operating and maintenance	75	96
Selling, general and administrative	325	296
Total operating costs	2,652	2,062
Operating income	165	355
Foreign currency transaction gain	(4)	—
Provision for income taxes	28	134
Net income	$141	$221

Three months ended March 31, 2018 compared with three months ended March 31, 2017
Revenues from our Fleet services segment increased approximately $0.4 million to $2.8 million for the three months ended March 31, 2018. The increase was primarily attributable to an increase in Freight and other reimbursables revenue, which represents customer reimbursements to us for freight and other charges that we have incurred on behalf of our customers and were exactly offset by a corresponding increase in Freight and other reimbursables operating cost. This increase in Freight and other reimbursables revenues and the associated operating costs is primarily due to railcar repairs related to returns. This increase is partially offset by decreases to our Fleet leases and Fleet services revenues due to the conclusion of railcar leases on approximately 300 railcars.

Historically we have assisted our customers with procuring railcars to facilitate their use of our terminalling services. Our wholly-owned subsidiary USD Rail LP has entered into leases with third-party manufacturers of railcars and financial firms, which it has then leased to customers. Although we expect to continue assisting our customers with obtaining railcars for their use transporting crude oil from our terminals, as our existing lease agreements expire, or are otherwise terminated, we do not expect to enter into similar leasing arrangements in the future. Should market conditions change, we would potentially assist with the procurement and management of railcars on behalf of our customers again in the future.

CORPORATE ACTIVITIES
The following table sets forth our corporate activities for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Operating costs
Selling, general and administrative	$2,937	$2,236
Operating loss	(2,937)	(2,236)
Interest expense	2,485	2,437
Gain associated with derivative instruments	(1,024)	—
Foreign currency transaction (gain) loss	(238)	30
Provision for income taxes	—	46
Net loss	$(4,160)	$(4,749)

Three months ended March 31, 2018 compared with three months ended March 31, 2017
Costs associated with our corporate activities decreased by $0.6 million to $4.2 million for the three months ended March 31, 2018. Our “Gain associated with derivative instruments” and “Foreign currency transaction gain” increased by $1.0 million and $0.3 million, respectively, for the three months ended March 31, 2018. Effective November 2017, we entered into a five-year interest rate collar contract with a $100 million notional value. The collar establishes a range where we will pay the counterparty if the one-month LIBOR falls below the established floor rate of 1.70%, and the counterparty will pay us if the one-month LIBOR exceeds the established ceiling rate of 2.50%. The collar settles monthly through the termination date in October 2022. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below a pre-determined ceiling or floor rate.

Partially offsetting the decrease in costs was an increase in “Selling, general and administrative” expenses of $0.7 million, primarily attributable to additional unit based compensation expense associated with the Phantom Units granted in February 2018 to directors and employees of our general partner and its affiliates under our A/R LTIP agreement, coupled with an increase in consulting costs related to an accounting system optimization project.

LIQUIDITY AND CAPITAL RESOURCES
Our principal liquidity requirements include:

•	financing current operations;

•	servicing our debt;

•	funding capital expenditures, including potential acquisitions and the costs to construct new assets; and

•	making distributions to our unitholders.
We have historically financed our operations with cash generated from our operating activities, borrowings under our Revolving Credit Facility and loans from our sponsor.

Liquidity Sources
We expect our ongoing sources of liquidity to include borrowings under our $400 million senior secured credit agreement, issuances of debt securities and additional partnership interests, either privately or pursuant to our effective shelf registration statement, as well as cash generated from our operating activities. We believe that cash generated from these sources will be sufficient to meet our ongoing working capital and capital expenditure requirements and to make quarterly cash distributions.

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

The average interest rate on our outstanding indebtedness, excluding the effects of any derivatives, was 4.10% and 4.00% at March 31, 2018 and December 31, 2017, respectively. In addition to the interest we incur on our outstanding indebtedness, we pay commitment fees of 0.50% on unused commitments, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. At March 31, 2018, we were in compliance with the covenants set forth in our Credit Agreement.

The following table presents our available liquidity as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents (1)	$6.4	$7.9
Aggregate borrowing capacity under Credit Agreement	400.0	400.0
Revolving Credit Facility amounts outstanding	203.0	202.0
Letters of credit outstanding	—	—
Total available liquidity (2)	$203.4	$205.9

(1)	Excludes amounts that are restricted pursuant to our collaborative agreement with Gibson.

(2)	Pursuant to the terms of our Credit Agreement, our borrowing capacity currently is limited to 4.5 times our trailing 12-month consolidated EBITDA.

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

Cash Flows
The following table and discussion presents a summary of cash flows associated with our operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$8,104	$12,836
Investing activities	158	(126)
Financing activities	(10,035)	(20,315)
Effect of exchange rates on cash	(678)	149
Net change in cash, cash equivalents and restricted cash	$(2,451)	$(7,456)
Operating Activities
Net cash provided by operating activities decreased by $4.7 million to $8.1 million for the three months ended March 31, 2018, from $12.8 million for the three months ended March 31, 2017. The changes in "Accounts receivable" and "Deferred revenue and other liabilities" resulted primarily from new contractual arrangements where we have recorded receivables for commodity sales and related liabilities for commodity purchases. The remaining differences were primarily attributable to other net changes in working capital accounts associated with the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.

Investing Activities
Net cash provided by investing activities increased to $0.2 million for the three months ended March 31, 2018, from a use of $0.1 million for the three months ended March 31, 2017. The increase was primarily attributable to proceeds from the sale of idle building materials, primarily steel, at our Casper facility.

Financing Activities
Net cash used in financing activities decreased to $10.0 million for the three months ended March 31, 2018, from $20.3 million for the three months ended March 31, 2017. We had net borrowings on our long-term debt of $1.0 million for the three months ended March 31, 2018, compared with net repayments of $11.3 million for the three months ended March 31, 2017. Additionally, we paid cash distributions of $9.7 million and participant withholding taxes associated with vested Phantom Units of $1.3 million during the three months ended March 31, 2018, both of which exceeded amounts paid during the three months ended March 31, 2017, for similar items.

Segment Adjusted EBITDA
The cash generated by our reporting segments represents one of our ongoing sources of liquidity. Our segments offer different services and are managed accordingly. Our chief operating decision maker, or CODM, regularly reviews financial information about both segments in order to allocate resources and evaluate performance. Our CODM assesses segment performance based on the cash flows produced by our established reporting segments using Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as “Net cash provided by operating activities” adjusted for changes in working capital items, interest, income taxes, foreign currency transaction gains and losses and other items which do not affect the underlying cash flows produced by our businesses.

The following table provides a reconciliation of Segment Adjusted EBITDA to “Net cash provided by operating activities:”

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Segment Adjusted EBITDA
Terminalling services	$15,011	$16,157
Fleet services	165	355
Corporate activities (1)	(1,638)	(1,438)
Total Adjusted EBITDA	13,538	15,074
Add (deduct):
Amortization of deferred financing costs	215	215
Deferred income taxes	(1,290)	8
Changes in accounts receivable and other assets	(7,277)	2,130
Changes in accounts payable and accrued expenses	(1,265)	400
Changes in deferred revenue and other liabilities	5,499	(1,238)
Interest expense, net	(2,485)	(2,603)
Benefit from (provision for) income taxes	907	(1,135)
Foreign currency transaction gain (loss) (2)	211	(30)
Other income	—	15
Non-cash contract asset (3)	51	—
Net cash provided by operating activities	$8,104	$12,836

(1)	Corporate activities represent corporate and financing transactions that are not allocated to our established reporting segments.

(2)	Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

(3)
Represents non-cash contract revenues associated with the recognition of our contract assets. Refer to Note 4. Revenues — Contract Assets of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report for more information.

Terminalling Services Segment
Adjusted EBITDA from our Terminalling services segment decreased $1.1 million to $15.0 million for the three months ended March 31, 2018, from $16.2 million for the three months ended March 31, 2017. The decrease is primarily the result of the conclusion of the customer terminalling services agreement at our San Antonio terminal in May 2017 and a customer terminalling service agreement at our Casper terminal in August 2017, partially offset by $2.3 million in the current quarter from the commencement of our Stroud terminal operations in October 2017. For additional discussion of the operating results of our terminalling segment refer to Results of Operations — By Segment — Terminalling Services.

Fleet Services Segment
Adjusted EBITDA from our Fleet services business decreased $190 thousand to $165 thousand for the three months ended March 31, 2018, from $355 thousand for the three month period ended March 31, 2017. The decrease is primarily a result of the conclusion of railcar leases on approximately 300 railcars. For additional discussion of the operating results of our fleet segment refer to Results of Operations — By Segment — Fleet Services.

Cash Requirements
Our primary requirements for cash are: (1) financing current operations, (2) servicing our debt, (3) funding capital expenditures, including potential acquisitions and the costs to construct new assets, and (4) making distributions to our unitholders.

Capital Requirements
Our historical capital expenditures have primarily consisted of the costs to construct and acquire energy-related logistics assets. Our operations are expected to require investments to expand, upgrade or enhance existing facilities and to meet environmental and operational regulations.

Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital expenditures, or investment capital expenditures. A majority of our assets have been in operation for fewer than five years. As a result, we do not expect to incur significant maintenance capital expenditures in the near-term to maintain the operating capacity of these assets. However, as the age of our assets increase, we expect to incur costs to maintain our assets in compliance with sound business practice, our contractual relationships and applicable regulatory requirements, some of which will be characterized as maintenance capital expenditures. We incurred $49 thousand of maintenance capital expenditures during the three months ended March 31, 2018, primarily for replacement of technological equipment for our terminalling facilities. We record routine maintenance expenses we incur in connection with the operation of our assets in “Operating and maintenance” costs in our consolidated statements of income.

We had no significant expansion capital expenditures for the three months ended March 31, 2018. We expect to fund future capital expenditures from cash on our balance sheet, cash flow generated by our operations, borrowings under our Revolving Credit Facility and the issuance of additional partnership interests or long-term debt.

Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating and investing needs. During the three months ended March 31, 2018, we received proceeds from borrowings of $9.0 million on our Revolving Credit Facility which we used for general partnership purposes, partially offset by repayments of $8.0 million.

Distributions
We intend to pay a minimum quarterly distribution of at least $0.2875 per unit per quarter. The distribution of $0.3525 per unit that we expect to pay with respect to the three months ended March 31, 2018, equates to $9.5 million per quarter, or $37.9 million per year, based on the number of common, Class A, subordinated, and general partner units outstanding as of May 7, 2018. We do not have a legal obligation to distribute any particular amount per common unit. Additionally, members of our general partner’s board of directors appointed by Energy Capital Partners, if any, must approve any distributions made by us.

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

Foreign Currency Exchange Risk
We currently derive a significant portion of our cash flow from our Canadian operations, particularly our Hardisty terminal. As a result, portions of our cash and cash equivalents are denominated in Canadian dollars and are held by foreign subsidiaries, which amounts are subject to fluctuations resulting from changes in the exchange rate between the U.S. dollar and the Canadian dollar. We routinely employ derivative financial instruments to minimize our exposure to the effect of foreign currency fluctuations, although we do not currently have any such instruments in place.

SUBSEQUENT EVENTS
Refer to Note 19. Subsequent events of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report for a discussion regarding subsequent events.

RECENT ACCOUNTING PRONOUNCEMENTS — NOT YET ADOPTED
Refer to Note 2. Accounting Standards and Significant Accounting Policies of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this report for a discussion regarding recent accounting pronouncements that we have not yet adopted.

OFF BALANCE SHEET ARRANGEMENTS
In the normal course of business, we are a party to off-balance sheet arrangements relating to various master fleet services agreements, whereby we have agreed to assign certain payment and other obligations to third party special purpose entities that are not consolidated with us. We have also entered into agreements to provide fleet services to these special purpose entities for fixed servicing fees and reimbursement of out-of-pocket expenses. The purpose of these transactions is to remove the risk to us of non-payment by our customers, which would otherwise negatively impact our financial condition and results of operations. For more information on these special purpose entities, see the discussion of our relationship with the variable interest entities described in Note 10. Nonconsolidated Variable Interest Entities to our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report. Liabilities related to these arrangements are generally not reflected in our consolidated balance sheets, and we do not expect any material impact on our cash flows, results of operations or financial condition as a result of these off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Except for the accounting policies for revenue recognition that were updated as a result of adopting ASC 606, there have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2017, that have had a material impact on our consolidated financial statements and related notes.

Revenue
We recognize revenue from contracts with customers by applying the provisions of ASC 606, Revenue from Contracts with Customers. We recognize revenue under the core principle to depict the transfer of control to our customers of goods or services in an amount reflecting the consideration for which we expect to be entitled. In order to achieve the core principle, we apply the following five step approach:

(1)	identify the contract with a customer;

(2)	identify the performance obligations in the contract;

(3)	determine the transaction price;

(4)	allocate the transaction price to the performance obligations in the contract; and

(5)	recognize revenue when a performance obligation is satisfied.

We define a performance obligation as a promise in a contract to transfer a distinct good or service to the customer, which also represents the unit of account under ASC 606. We allocate the transaction price in a contract to each distinct performance obligation, which we recognize as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the transaction price in the contract to each performance obligation using our best estimate of the standalone selling price for each distinct good or service in the contract, utilizing market-based and cost-plus margin inputs. We have elected to account for sales taxes received from customers on a net basis.

We applied the standard's right-to-invoice practical expedient on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Terminalling Services Revenues
We derive a majority of our revenues from contracts to provide terminalling services, which include pipeline transportation, storage, loading and unloading of crude oil and related products from and into railcars, as well as the transloading of biofuels from railcars into trucks. Our terminalling services agreements for crude oil and related products are generally established under multi-year, take-or-pay provisions that require monthly payments from our customers for their minimum monthly volume commitments in exchange for our performance of the terminalling services enumerated above. Our terminalling services for biofuels typically require monthly payments for actual volumes handled. Variable consideration, such as volume-based pricing, included in our agreements is typically resolved within the applicable accounting period.

We recognize revenue for the terminalling services we provide based upon the contractual rates set forth in our agreements related to throughput volumes. We recognize revenue over time as we render services based on the throughput delivered as this best represents the value we provide to customers for our services. All of the contracted capacity at our Casper, Hardisty and Stroud terminals is contracted under multi-year agreements that contain “take-or-pay” provisions where we are entitled to the payment of minimum monthly commitment fees from our customers, regardless of whether the specified throughput to which the customer committed is achieved.

Our terminalling services agreements grant our customers make-up rights that allow them to load volumes in excess of their minimum monthly commitment in future periods, without additional charge, to the extent capacity is available for the excess volume. With respect to the Casper terminal, the make-up rights generally expire within the three-month period, representing a calendar quarter, for which the volumes were originally committed. With respect to the Hardisty and Stroud terminals, the make-up rights typically expire, if unused, in subsequent periods up to six months following the period for which the volumes were originally committed. We currently recognize substantially all of the amounts we receive for minimum commitment fees as revenue when collected, since breakage associated with these make-up rights options approximates 100% based on our experience and expectations around usage of these options. Breakage rates are regularly evaluated and modified as necessary to reflect our current expectations and experience. If not expected to be entitled to a breakage amount, we defer the recognition of revenue associated with volumes that are below the minimum monthly commitment until we determine that the likelihood that the customer will be able to make up the minimum volume is remote. If expected to be entitled to a breakage amount, we estimate expected breakage and recognize the expected breakage amount as revenue in proportion to the trend of rights exercised by the customer.

Fleet Services Revenues
Our fleet services contracts provide for the sourcing of railcar fleets and related logistics and maintenance services. We allocate revenue between the lease and service components based on the relative standalone values, typically utilizing market-based and cost-plus margin estimates, and account for each component under the applicable accounting guidance. We record revenues for fleet leases on a gross basis, since we are deemed the primary obligor for the services.

We recognize revenue for fleet leases and related party administrative services ratably over the contract period as services are consistently provided throughout the period. Revenue for reimbursable costs is recognized on a gross basis on our consolidated statements of operations as "Freight and other reimbursables," as the costs are incurred. We have deferred revenues for amounts collected in advance from customers in our Fleet services segment, which we will recognize as revenue as the underlying services are performed pursuant to the terms of our contracts. We have prepaid rent associated with these deferred revenues on our railcar leases, which we will recognize as expense as these railcars are used.

Railroad Incentives
In December 2013, USD Terminals Canada ULC, or USDTC, entered into a binding agreement with Canadian Pacific Railway Limited, which we refer to as CP, effective with the commencement of the Hardisty terminal operations in June 2014, whereby in consideration for CP being the sole rail freight transportation service provider at the Hardisty terminal for certain customers, CP agreed to pay USDTC an average incentive payment amount of C$100 per railcar shipped up to a maximum of C$12.5 million through mid-2017. We recognized these amounts in “Other income, net” in our consolidated statements of income, as we utilized the services of CP pursuant to the terms of the agreement. Such amounts were not material for any period presented herein.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We have not had any material changes in our market risk exposure that would affect the quantitative and qualitative disclosures presented in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

	At March 31, 2018			At December 31, 2017
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Collar Agreements Maturing in 2022
Ceiling	$100,000,000	2.5%	$1,758	$938
Floor	$100,000,000	1.7%	(513)	(755)
Total			$1,245	$183

Item 4.	Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We did not make any changes in our internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. No material changes to such risk factors have occurred during the three months ended March 31, 2018.
Item 6. Exhibits
The following “Index of Exhibits” is hereby incorporated into this Item.

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

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	May 8, 2018	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	May 8, 2018	By:	/s/ Adam Altsuler
Adam Altsuler Senior Vice President and Chief Financial Officer (Principal Financial Officer)