Form 10-Q
period 2018-06-30
USD Partners LP
filed 2018-08-07
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒
As of August 3, 2018, there were 21,915,359 common units, 4,185,418 subordinated units, 38,750 Class A units and 461,136 general partner units outstanding.

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

i

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited; in thousands, except per unit amounts)
Revenues
Terminalling services	$22,169	$21,981	$43,832	$45,658
Terminalling services — related party	5,003	2,614	9,699	4,354
Fleet leases	—	643	—	1,286
Fleet leases — related party	983	891	1,967	1,781
Fleet services	81	467	425	935
Fleet services — related party	228	279	455	558
Freight and other reimbursables	1,111	208	2,928	365
Freight and other reimbursables — related party	2	—	4	1
Total revenues	29,577	27,083	59,310	54,938
Operating costs
Subcontracted rail services	3,311	1,795	6,373	3,808
Pipeline fees	5,118	5,109	10,842	10,829
Fleet leases	987	1,534	1,977	3,067
Freight and other reimbursables	1,113	208	2,932	366
Operating and maintenance	1,169	594	2,193	1,301
Selling, general and administrative	2,455	2,362	5,449	4,677
Selling, general and administrative — related party	1,917	1,396	3,747	2,828
Depreciation and amortization	5,260	4,969	10,536	9,910
Total operating costs	21,330	17,967	44,049	36,786
Operating income	8,247	9,116	15,261	18,152
Interest expense	2,713	2,513	5,198	5,120
Loss (gain) associated with derivative instruments	(386)	401	(1,410)	612
Foreign currency transaction loss (gain)	117	(100)	(94)	(70)
Other expense (income), net	1	(3)	72	(13)
Income before income taxes	5,802	6,305	11,495	12,503
Benefit from income taxes	(910)	(2,336)	(1,817)	(1,201)
Net income	$6,712	$8,641	$13,312	$13,704
Net income attributable to limited partner interests	$6,499	$8,441	$12,897	$13,390
Net income per common unit (basic and diluted)	$0.25	$0.36	$0.49	$0.58
Weighted average common units outstanding	21,914	17,329	21,259	16,283
Net income per subordinated unit (basic and diluted)	$0.25	$0.35	$0.49	$0.56
Weighted average subordinated units outstanding	4,185	6,278	4,764	6,856

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited; in thousands)
Net income	$6,712	$8,641	$13,312	$13,704
Other comprehensive income (loss) — foreign currency translation	(998)	1,509	(2,788)	1,916
Comprehensive income	$5,714	$10,150	$10,524	$15,620

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(unaudited; in thousands)
Cash flows from operating activities:
Net income	$13,312	$13,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,536	9,910
Loss (gain) associated with derivative instruments	(1,410)	612
Settlement of derivative contracts	(38)	390
Unit based compensation expense	2,895	2,016
Other	(2,035)	802
Changes in operating assets and liabilities:
Accounts receivable	(2,614)	(424)
Accounts receivable — related party	(1,380)	179
Prepaid expenses, inventory and other assets	(2,460)	(1,065)
Other assets — related party	40	—
Accounts payable and accrued expenses	865	(1,316)
Accounts payable and accrued expenses — related party	2,113	230
Deferred revenue and other liabilities	(261)	(3,666)
Deferred revenue — related party	25	929
Net cash provided by operating activities	19,588	22,301
Cash flows from investing activities:
Additions of property and equipment	(202)	(25,773)
Proceeds from the sale of assets	236	—
Net cash provided by (used in) investing activities	34	(25,773)
Cash flows from financing activities:
Distributions	(19,593)	(16,142)
Vested phantom units used for payment of participant taxes	(1,346)	(1,072)
Net proceeds from issuance of common units	—	33,700
Proceeds from long-term debt	18,000	40,000
Repayments of long-term debt	(15,000)	(57,342)
Net cash used in financing activities	(17,939)	(856)
Effect of exchange rates on cash	(853)	247
Net change in cash, cash equivalents and restricted cash	830	(4,081)
Cash, cash equivalents and restricted cash — beginning of period	13,788	17,138
Cash, cash equivalents and restricted cash — end of period	$14,618	$13,057

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited; in thousands, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$8,926	$7,874
Restricted cash	5,692	5,914
Accounts receivable, net	6,727	4,171
Accounts receivable — related party	899	410
Prepaid expenses	2,190	2,545
Inventory	2,783	—
Other current assets	1,684	226
Other current assets — related party	79	79
Total current assets	28,980	21,219
Property and equipment, net	139,603	146,573
Intangible assets, net	93,009	99,312
Goodwill	33,589	33,589
Other non-current assets	136	145
Other non-current assets — related party	134	174
Total assets	$295,451	$301,012

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$3,530	$2,670
Accounts payable and accrued expenses — related party	1,042	244
Deferred revenue	2,913	3,291
Deferred revenue — related party	1,940	1,986
Other current liabilities	2,614	2,339
Total current liabilities	12,039	10,530
Long-term debt, net	204,057	200,627
Deferred income tax liabilities, net	1,823	4,490
Other non-current liabilities	416	475
Total liabilities	218,335	216,122
Commitments and contingencies
Partners’ capital
Common units (21,914,224 and 19,537,971 outstanding at June 30, 2018 and December 31, 2017, respectively)	114,822	136,645
Class A units (38,750 and 82,500 outstanding at June 30, 2018 and December 31, 2017, respectively)	950	1,468
Subordinated units (4,185,418 and 6,278,127 outstanding at June 30, 2018 and December 31, 2017, respectively)	(37,797)	(55,237)
General partner units (461,136 outstanding at June 30, 2018 and December 31, 2017)	95	180
Accumulated other comprehensive income (loss)	(954)	1,834
Total partners’ capital	77,116	84,890
Total liabilities and partners’ capital	$295,451	$301,012

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Six Months Ended June 30,
	2018		2017
	Units	Amount	Units	Amount
	(unaudited; in thousands, except unit amounts)
Common units
Beginning balance	19,537,971	$136,645	14,185,599	$128,903
Conversion of units	2,131,459	(18,245)	2,162,084	(19,047)
Common units issued for vested phantom units	244,794	(1,346)	190,016	(1,072)
Issuance of common units	—	—	3,000,000	33,700
Net income	—	10,543	—	9,510
Unit based compensation expense	—	2,440	—	1,694
Distributions	—	(15,215)	—	(10,661)
Ending balance	21,914,224	114,822	19,537,699	143,027
Class A units
Beginning balance	82,500	1,468	138,750	1,929
Conversion of units	(38,750)	(674)	(46,250)	(606)
Net income	—	24	—	59
Unit based compensation expense	—	101	—	232
Forfeited units	(5,000)	73	—	—
Distributions	—	(42)	—	(80)
Ending balance	38,750	950	92,500	1,534
Subordinated units
Beginning balance	6,278,127	(55,237)	8,370,836	(70,936)
Conversion of units	(2,092,709)	18,919	(2,092,709)	19,653
Net income	—	2,330	—	3,821
Unit based compensation expense	—	26	—	—
Distributions	—	(3,835)	—	(5,066)
Ending balance	4,185,418	(37,797)	6,278,127	(52,528)
General Partner units
Beginning balance	461,136	180	461,136	356
Net income	—	415	—	314
Unit based compensation expense	—	1	—	—
Distributions	—	(501)	—	(335)
Ending balance	461,136	95	461,136	335
Accumulated other comprehensive income (loss)
Beginning balance		1,834		(1,726)
Cumulative translation adjustment		(2,788)		1,916
Ending balance		(954)		190
Total partners’ capital at June 30,		$77,116		$92,558

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

Basis of Presentation
Our accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of our management, they contain all adjustments, consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of June 30, 2018, our results of operations for the three and six months ended June 30, 2018 and 2017, and our cash flows for the six months ended June 30, 2018 and 2017. We derived our consolidated balance sheet as of December 31, 2017, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Our results of operations for the three and six months ended June 30, 2018 and 2017 should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update 2014-09, or ASU 2014-09, Revenue from Contracts with Customers, or ASC 606, and Accounting Standards Update 2016-18, or ASU 2016-18, Statement of Cash Flows, Restricted Cash, as discussed in Note 2. Accounting Standards and Significant Accounting Policies. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards.

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

Effective January 1, 2018, we adopted ASU 2016-18 retrospectively. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the consolidated statements of cash flows, net cash flows for the six months ended June 30, 2017 increased by $5.9 million.

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
We revised our consolidated financial statements from amounts previously reported due to our adoption of ASC 606 as presented in the following discussion and tables:

Terminalling Services Revenue and Deferred Revenue — Terminalling services revenue increased by $0.1 million and $0.2 million for the three and six months ended June 30, 2017, due to our adoption of ASC 606. The changes to our Terminalling services revenue represent the recognition of previously deferred revenue in connection with payments we receive from customers of our Hardisty terminal for their minimum monthly volume commitments for the respective periods in connection with our adoption of ASC 606. We have historically deferred recognition of all such amounts due to the make-up rights we have granted customers of our Hardisty terminal for periods up to six months following the month for which the minimum volume commitments were paid. Historically, breakage associated with these make-up rights options has approximated 100%. Breakage rates are regularly evaluated and modified as necessary to reflect our current expectations and experience. The balance of our deferred revenue at December 31, 2017, decreased by $21.9 million due to our adoption of ASC 606.

Pipeline Fees and Prepaid Expenses — Our “Pipeline fees” expense decreased by $0.3 million for the three months ended June 30, 2017 and had no significant change for the six months ended June 30, 2017. We have historically recorded amounts paid to Gibson Energy Partnership, or Gibson, for pipeline fees as a prepaid expense, which we have recognized as expense concurrently with our recognition of revenue associated with the expiration of the make-up rights we granted to customers of our Hardisty terminal. As a result of our recognition of a portion of the previously deferred revenue, we concurrently recognized a proportionate amount of the prepaid pipeline fees as expense in connection with our adoption of ASC 606. The balance of prepaid expenses at December 31, 2017, decreased by $6.4 million due to our adoption of ASC 606.

Provision for Income Taxes and Non-current Deferred Income Tax Liability — Our benefit from income taxes decreased by $0.1 million for the three months ended June 30, 2017 and had no significant change for the six months ended June 30, 2017. The change in our benefit for income taxes is attributable to the additional income resulting from changes in “Pipeline fees” and “Terminalling services revenue” associated with our adoption of ASC 606 as discussed above, which affected our benefit for income taxes and the related non-current deferred income tax liability. The balance of our deferred income tax liability at December 31, 2017, increased by $3.9 million due to our adoption of ASC 606.

Other Comprehensive Income (Loss) — Foreign Currency Translation and Accumulated Other Comprehensive Income (Loss) — Our translation of the foregoing items within the consolidated income statements and balance sheets of our Canadian subsidiaries resulted in changes to the amounts reported in our consolidated statements of comprehensive income for “Other comprehensive income (loss) — foreign currency translation” and the related amount for “Accumulated other comprehensive income (loss)” included in our consolidated balance sheets. The functional currency of our Hardisty terminal is the Canadian dollar, which we translate into U.S. dollars for reporting in our consolidated financial statements. We had an increase of $0.5 million in our “Other comprehensive income (loss) — foreign currency translation” for both the three and six months ended June 30, 2017. The balance of “Accumulated other comprehensive income” at December 31, 2017, increased by $0.2 million due to our adoption of ASC 606.

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

The following table shows the adjustments for our adoption of ASC 606 and the resulting balances for each affected line item in our consolidated statements of income for the period indicated:

	Three months ended June 30, 2017
	As reported	Adjustments	As adjusted
	(in thousands)
Revenues	$26,989	$94	$27,083
Operating costs	18,227	(260)	17,967
Operating income	8,762	354	9,116
Other expense (income), net	3	(6)	(3)
Income before income taxes	5,945	360	6,305
Income tax benefit	(2,434)	98	(2,336)
Net income	8,379	262	8,641

	Six months ended June 30, 2017
	As reported	Adjustments	As adjusted
	(in thousands)
Revenues	$54,741	$197	$54,938
Operating costs	36,743	43	36,786
Operating income	17,998	154	18,152
Other expense (income), net	8	(21)	(13)
Income before income taxes	12,328	175	12,503
Income tax benefit	(1,249)	48	(1,201)
Net income	13,577	127	13,704

The following table shows the adjustments for the adoption of ASC 606 and ASU 2016-18 and the resulting balance for each affected line item in our consolidated statements of cash flow for the period indicated:

	Six months ended June 30, 2017
	As reported	Adjustments	As adjusted
	(in thousands)
Net income	$13,577	$127	$13,704
Deferred income taxes	307	47	354
Prepaid expenses and other assets	(1,108)	43	(1,065)
Deferred revenue and other liabilities	(3,545)	(121)	(3,666)
Deferred revenue - related party	1,025	(96)	929
Net cash provided by operating activities	22,071	230	22,301
Effect of exchange rates on cash	49	198	247
Net change in cash and cash equivalents	(4,509)	428	(4,081)
Cash, cash equivalents and restricted cash — beginning of period	11,705	5,433	17,138
Cash, cash equivalents and restricted cash — end of period	7,196	5,861	13,057

The following table shows the adjustments for the adoption of ASC 606 and the resulting balance for each affected line item in our consolidated balance sheet for the period indicated:

	December 31, 2017
	As reported	Adjustments	As adjusted
	(in thousands)
Assets:
Accounts receivable, net	$4,137	$34	$4,171
Prepaid expenses	8,957	(6,412)	2,545
Liabilities:
Deferred revenue	22,011	(18,720)	3,291
Deferred revenue — related party	5,115	(3,129)	1,986
Deferred income tax liabilities, net	614	3,876	4,490

The cumulative effect of the change on our partners’ capital accounts at January 1, 2017 was as follows:

Partners’ Capital Account	Amount As reported	Cumulative Effect	Retrospectively Adjusted Amount
	(in thousands)
Common units	$122,802	$6,101	$128,903
Class A units	1,811	118	1,929
Subordinated units	(76,749)	5,813	(70,936)
General partner	111	245	356
Accumulated other comprehensive income (loss)	(1,157)	(569)	(1,726)
Total partners’ capital	$46,818	$11,708	$58,526
Please refer to Note 4. Revenues for additional information regarding our adoption of ASC 606.

Recent Accounting Pronouncements Not Yet Adopted
Compensation — Stock Compensation
In June 2018, the FASB issued Accounting Standards Update No. 2018-07, or ASU 2018-07, which amends ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendment specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The provisions of this standard will affect the manner in which we value the phantom units we grant to our directors and consultants, but it is not expected to have a material impact on our operating results, cash flows or financial position.

This pronouncement is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Although early adoption of ASU 2018-07 is permitted, we do not expect to early adopt the provisions of this standard.

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

Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, or ASU 2016-02, which amends ASC Topic 842 to require balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The amendment provides an option that permits us to elect not to recognize the lease assets and liabilities for leases with a term of 12 months or less. The pronouncement is effective for years beginning after December 15, 2018, and early adoption is permitted. Additionally, the FASB has issued and is likely to continue issuing Accounting Standards Updates to clarify application of the guidance in the original standard and to provide practical expedients for implementing the standard, all of which will be effective upon adoption.

Currently, we cannot reasonably estimate the impact our adoption of ASU 2016-02 will have on our consolidated financial statements. We do not currently recognize operating leases in our balance sheets as will be required by ASU 2016-02, but we record payments for operating leases as rent expense as incurred. Our process for implementing ASU 2016-02 will involve evaluating all of our existing leases with terms greater than 12 months to quantify the impact to our financial statements, developing accounting policies and internal control processes to address adherence to the requirements of the standard, evaluating the capability of existing accounting systems and any enhancements needed, determining the need to modify any bank or debt compliance requirements, and training and educating our workforce and the investment community regarding the financial statement impact that application of the standard will have. We have completed steps to identify, accumulate and categorize our lease agreements into homogeneous groups to evaluate the particular terms and conditions for each type of agreement in relation to the requirements of ASU 2016-02 and are evaluating the accounting impact, commonly referred to as an “Impact Assessment.” We have initiated the development of the accounting policies and internal control processes for lease items identified in the performance of our impact assessment and other steps to implement ASU 2016-02 as we progress through this project. We do not expect to early adopt the provisions of this standard.

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

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Thereafter	Amounts above $0.431250	50%	50%

(1)    Assumes our general partner maintains a 2% general partner interest in us.

We determined basic and diluted net income per limited partner unit as set forth in the following tables:

	Three Months Ended June 30, 2018
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$5,448	$1,041	$10	$213	$6,712
Less: Distributable earnings (2)	8,143	1,555	14	268	9,980
Distributions in excess of earnings	$(2,695)	$(514)	$(4)	$(55)	$(3,268)
Weighted average units outstanding (3)	21,914	4,185	39	461	26,599
Distributable earnings per unit (4)	$0.37	$0.37	$0.36
Overdistributed earnings per unit (5)	(0.12)	(0.12)	(0.10)
Net income per limited partner unit (basic and diluted)	$0.25	$0.25	$0.26

(1)
Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $97 thousand attributed to the general partner for its incentive distribution rights.

(2)
Represents the distributions payable for the period based upon the quarterly distribution amount of $0.355 per unit, or $1.42 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $440 thousand distributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding for the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

	Three Months Ended June 30, 2017
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$6,190	$2,217	$34	$200	$8,641
Less: Distributable earnings (2)	6,931	$2,227	29	201	9,388
Distributions in excess of earnings	$(741)	$(10)	$5	$(1)	$(747)
Weighted average units outstanding (3)	17,329	6,278	93	461	24,161
Distributable earnings per unit (4)	$0.40	$0.35	$0.31
Underdistributed (overdistributed) earnings per unit (5)	(0.04)	—	0.05
Net income per limited partner unit (basic and diluted)	$0.36	$0.35	$0.36

(1)
Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $37 thousand attributed to the general partner for its incentive distribution rights.

(2)
Represents the distributions paid for the period based upon the quarterly distribution of $0.34 per unit, or $1.36 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $388 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding for the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

	For the Six Months Ended June 30, 2018
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$10,543	$2,330	$24	$415	$13,312
Less: Distributable earnings (2)	16,232	3,099	28	525	19,884
Distributions in excess of earnings	$(5,689)	$(769)	$(4)	$(110)	$(6,572)
Weighted average units outstanding (3)	21,259	4,764	50	461	26,534
Distributable earnings per unit (4)	$0.76	$0.65	$0.56
Overdistributed earnings per unit (5)	(0.27)	(0.16)	(0.08)
Net income per limited partner unit (basic and diluted)	$0.49	$0.49	$0.48

(1)
Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $184 thousand attributed to the general partner for its incentive distribution rights.

(2)
Represents the per unit distributions paid of $0.3525 per unit for the three months ended March 31, 2018 and $0.355 per unit distributable for the three months ended June 30, 2018 representing a year-to-date distribution amount of $0.7075 per unit. Amounts presented for each class of units include a proportionate amount of the $441 thousand distributed and $440 thousand distributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding for the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

	For the Six Months Ended June 30, 2017
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$9,510	$3,821	$59	$314	$13,704
Less: Distributable earnings (2)	12,752	4,437	62	377	17,628
Distributions in excess of earnings	$(3,242)	$(616)	$(3)	$(63)	$(3,924)
Weighted average units outstanding (3)	16,283	6,856	105	461	23,705
Distributable earnings per unit (4)	$0.78	$0.65	$0.59
Overdistributed earnings per unit (5)	(0.20)	(0.09)	(0.03)
Net income per limited partner unit (basic and diluted)	$0.58	$0.56	$0.56

(1)
Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $52 thousand attributed to the general partner for its incentive distribution rights.

(2)
Represents the distributions paid for the period based upon the quarterly distribution amount of $0.335 per unit for the three months ended March 31, 2017 and $0.34 per unit for the three months ended June 30, 2017, representing a year-to-date distribution amount of $0.675 per unit. Amounts presented for each class of units include a proportionate amount of the $785 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

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

We applied the right-to-invoice practical expedient to contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Disaggregated Revenues
We manage our business in two reportable segments: Terminalling services and Fleet services. Our segments offer different services and are managed accordingly. Our chief operating decision maker, or CODM, regularly reviews financial information about both segments in order to allocate resources and evaluate performance. As such, we have concluded that disaggregating revenue by reporting segments appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 14. Segment Reporting for our disaggregated revenues by segment. Additionally, the below tables summarize the geographic data for our revenues:

	Three Months Ended June 30, 2018
	U.S.	Canada	Total
	(in thousands)
Third party	$11,471	$11,890	$23,361
Related party	$1,603	$4,613	$6,216

	Three Months Ended June 30, 2017
	U.S.	Canada	Total
	(in thousands)
Third party	$10,265	$13,034	$23,299
Related party	$1,171	$2,613	$3,784

	Six Months Ended June 30, 2018
	U.S.	Canada	Total
	(in thousands)
Third party	$23,168	$24,017	$47,185
Related party	$2,814	$9,311	$12,125

	Six Months Ended June 30, 2017
	U.S.	Canada	Total
	(in thousands)
Third party	$21,075	$27,169	$48,244
Related party	$2,340	$4,354	$6,694

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

We recognize revenue for fleet leases and related party administrative services ratably over the lease contract period as services are consistently provided throughout the period. Revenue for reimbursable costs is recognized on a gross basis on our consolidated statements of income as “Freight and other reimbursables,” as the costs are incurred. We have deferred revenues for amounts collected in advance from customers in our Fleet services segment, which will be recognized as revenue as the underlying services are performed pursuant to the terms of our lease contracts. We have prepaid rent associated with these deferred revenues on our railcar leases, which we will recognize as expense as these railcars are used.

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

Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our terminalling and fleet services agreements as of June 30, 2018 are as follows for the periods indicated:

	2018	2019	2020	Thereafter	Total
	(in thousands)
Terminalling Services (1) (2)	$48,463	$71,570	$24,352	$23,855	$168,240
Fleet Services	515	1,030	1,030	2,324	4,899
Total	$48,978	$72,600	$25,382	$26,179	$173,139

(1) The majority of our terminalling services agreements are denominated in Canadian dollars. We have converted the remaining performance obligations provided herein using the year-to-date average exchange rate of 0.7829 U.S. dollars per one Canadian dollar at June 30, 2018.
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

Contract Assets
Our contract assets represent cumulative revenue that has been recognized in advance of billing the customer due to tiered billing provisions. In such arrangements, revenue is recognized using a blended rate based on the billing tiers of the agreement, as the services are consistently provided throughout the duration of the contractual arrangement. We have included contract assets of $137 thousand and $34 thousand as of June 30, 2018 and December 31, 2017, respectively, in “Other non-current assets” on our consolidated balance sheets.

Contract Liabilities
Our contract liabilities consist of amounts collected in advance from customers associated with their terminalling and fleet services agreements, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We have included contract liabilities with third-party customers of $2.9 million and $3.3 million as of June 30, 2018 and December 31, 2017, respectively, in “Deferred revenue.” We have included contract liabilities with related party customers of $1.5 million and $1.6 million as of June 30, 2018 and December 31, 2017, respectively, in “Deferred revenue — related party” on our consolidated balance sheets.

The following table presents the changes associated with the balance of our contract liabilities for the six months ended June 30, 2018:

	December 31, 2017	Cash Additions for Customer Prepayments	Revenue Recognized	June 30, 2018
	(in thousands)
Customer prepayments	$3,291	$2,913	$(3,291)	$2,913
Customer prepayments — related party (1)	$1,576	$1,530	$(1,576)	$1,530

(1)
Includes contract liabilities associated with customer prepayments from related parties. Refer to Note 12. Transactions with Related Parties for additional discussion of deferred revenues associated with related parties.

Deferred Revenue — Fleet Leases
Our deferred revenue also includes advance lease payments from customers of our Fleet services business, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We have likewise prepaid the rent on railcar leases that are associated with the fleet services deferred revenues, which we will recognize as expense concurrently with our recognition of the associated revenue. We have included $0.4 million at June 30, 2018 and December 31, 2017, in “Deferred revenue — related party” on our consolidated balance sheets associated with customer prepayments for our fleet lease agreements.

5. RESTRICTED CASH
We include in restricted cash on our consolidated balance sheets amounts representing a cash account for which the use of funds is restricted by a facilities connection agreement among us and Gibson that we entered into during 2014 in connection with the development of our Hardisty terminal. The collaborative arrangement is further discussed in Note 10. Collaborative Arrangement.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amounts shown in our consolidated statements of cash flows for the specified periods:

	June 30,
	2018	2017
	(in thousands)
Cash and cash equivalents	$8,926	$7,196
Restricted Cash	5,692	5,861
Total cash, cash equivalents and restricted cash	$14,618	$13,057

6. INVENTORY
Our inventory of $2.8 million at June 30, 2018, is comprised of crude oil we acquired on a temporary basis in connection with buy-sell arrangements that we entered into during 2018, in which we take title to commodities solely while in our terminals.  We record our inventory at cost, representing the amount we pay to purchase the crude oil, and account for it on a first-in, first-out, or FIFO, basis. The purchase price we pay for the crude oil is set forth in our buy-sell agreements and is determined from an indexed market price less an agreed-upon rate differential. The market prices at which we ultimately sell the crude oil is determined based on the same indexed market price as the crude oil purchase, less an agreed-upon rate differential that is smaller than the rate differential used to determine the cost. The difference between the purchase price and the selling price establishes a fixed amount we receive, on a per barrel basis, when the inventory is sold pursuant to the terms of our buy-sell arrangements, eliminating any commodity price exposure to us. Based on the terms of our buy-sell arrangements, the selling price will always be greater than the cost of our inventory. The resulting income we receive represents a fee for the terminalling services we provide our customers, which we record net in “Terminalling services” on our consolidated statement of income.

7. PROPERTY AND EQUIPMENT
Our property and equipment consist of the following as of the dates indicated:

	June 30, 2018	December 31, 2017	Estimated Depreciable Lives (Years)
	(in thousands)
Land	$10,110	$10,245	N/A
Trackage and facilities	125,398	128,568	10-30
Pipeline	16,336	16,336	20-25
Equipment	12,768	12,926	3-10
Furniture	65	67	5-10
Total property and equipment	164,677	168,142
Accumulated depreciation	(25,811)	(22,369)
Construction in progress (1)	737	800
Property and equipment, net	$139,603	$146,573

(1)
The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that is not yet ready to be placed into productive service as of the respective consolidated balance sheet date.

Depreciation expense associated with Property and equipment totaled $2.1 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively, and $4.2 million and $3.6 million for the six months ended June 30, 2018 and 2017, respectively.

8. INTANGIBLE ASSETS
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Carrying amount:
Customer service agreements	$125,960	$125,960
Other	106	106
Total carrying amount	126,066	126,066
Accumulated amortization:
Customer service agreements	(33,029)	(26,731)
Other	(28)	(23)
Total accumulated amortization	(33,057)	(26,754)
Total intangible assets, net	$93,009	$99,312

Amortization expense associated with intangible assets totaled $3.2 million for each of the three months ended June 30, 2018 and 2017 and $6.3 million for each of the six months ended June 30, 2018 and 2017.

9. DEBT
We have a senior secured credit agreement, the Credit Agreement, that consists of a $400 million revolving credit facility (subject to the limits set forth therein), the Revolving Credit Facility, with Citibank, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement is a five year committed facility that matures on October 15, 2019.

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

Our long-term debt balances included the following components as of the specified dates:

	June 30, 2018	December 31, 2017
	(in thousands)
Revolving Credit Facility	205,000	202,000
Less: Deferred financing costs, net	(943)	(1,373)
Total long-term debt, net	$204,057	$200,627

We determined the capacity available to us under the terms of our Credit Agreement was as follows as of the specified dates:

	June 30, 2018	December 31, 2017
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$400.0	$400.0
Less: Revolving Credit Facility amounts outstanding	205.0	202.0
Letters of credit outstanding	—	—
Available under Credit Agreement (1)	$195.0	$198.0

(1)	Pursuant to the terms of our Credit Agreement, our borrowing capacity, currently, is limited to 4.5 times our trailing 12-month consolidated EBITDA.

The average interest rate on our outstanding indebtedness was 4.59% and 4.00% at June 30, 2018 and December 31, 2017, respectively. In addition to the interest we incur on our outstanding indebtedness, we pay commitment fees of 0.50% on unused commitments, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. At June 30, 2018, we were in compliance with the covenants set forth in our Credit Agreement.

Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Interest expense on the Credit Agreement	$2,498	$2,298	$4,768	$4,690
Amortization of deferred financing costs	215	215	430	430
Total interest expense	$2,713	$2,513	$5,198	$5,120

10. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred $5.1 million of expenses for both the three-month periods ended June 30, 2018 and 2017, and $10.8 million for both the six-month periods ended June 30, 2018 and 2017, which are presented as “Pipeline fees” in our consolidated statements of income.

11. NONCONSOLIDATED VARIABLE INTEREST ENTITIES
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

The following table summarizes the total assets and liabilities between us and the VIEs as reflected in our consolidated balance sheets at June 30, 2018 and December 31, 2017, as well as our maximum exposure to losses from entities in which we have a variable interest, but are not the primary beneficiary. Generally, our maximum exposure to losses is limited to amounts receivable for services we provided, reduced by any deferred revenue.

	June 30, 2018
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable	$27	$—	$5
Accounts payable	—	2	—
Deferred revenue	—	20	—
	$27	$22	$5

	December 31, 2017
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable	$30	$—	$—
Accounts payable	—	—	—
Deferred revenue	—	284	—
	$30	$284	$—

We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 2,283 railcars to the VIEs, but we have retained certain rights and obligations with respect to the servicing of these railcars.

During the quarter ended June 30, 2018, we provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

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

The total amounts charged to us under the omnibus agreement for the three months ended June 30, 2018 and 2017, were $1.9 million and $1.4 million, respectively, and for the six months ended June 30, 2018 and 2017 were $3.7 million and $2.8 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of income. At June 30, 2018 and December 31, 2017, we had balances payable related to these costs of $0.7 million and $0.2 million respectively, recorded as “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.

From time to time, in the ordinary course of business, USD and its affiliates may receive vendor payments or other amounts due to us or our subsidiaries or make payments for us or our subsidiaries. In addition, we may make payments to vendors and other unrelated parties on behalf of USD and its affiliates for which they routinely reimburse us. We had a $0.4 million balance payable at June 30, 2018, related to these transactions included in “Accounts payable and accrued expenses— related party” and no payable or receivable at December 31, 2017.

Marketing Services Agreement
In connection with our purchase of the Stroud terminal, we entered into a Marketing Services Agreement, effective as of May 31, 2017, with USDM, whereby we granted USDM the right to market the capacity at the Stroud terminal in excess of the original capacity of our initial customer in exchange for a nominal per barrel fee. USDM is obligated to fund any related capital costs associated with increasing the throughput or efficiency of the terminal to handle additional throughput. Upon expiration of our contract with the initial Stroud customer in June 2020, the same marketing rights will apply to all throughput at the Stroud terminal in excess of the throughput necessary for the Stroud terminal to generate Adjusted EBITDA that is at least equal to the average monthly Adjusted EBITDA derived from the initial Stroud terminal customer during the 12 months prior to expiration. We also granted USDG the right to develop other projects at the Stroud terminal in exchange for the payment to us of market-based compensation for the use of our property for such development projects. Any such development projects would be wholly-owned by USDG and would be subject to our existing right of first offer with respect to midstream projects developed by USDG. Payments made under the Marketing Services Agreement during the periods presented in this report are discussed below under the heading “Related Party Revenue and Deferred Revenue.”

Related Party Revenue and Deferred Revenue
We have agreements to provide terminalling and fleet services for USDM with respect to our Hardisty terminal and terminalling services with respect to our Stroud terminal, which also include reimbursement to us for certain out-of-pocket expenses we incur.

In connection with our acquisition of the Stroud terminal, USDM assumed the rights and obligations for additional terminalling capacity at our Hardisty terminal from another customer, effective as of June 1, 2017, to facilitate the origination of crude oil barrels by the Stroud terminal customer from our Hardisty terminal for delivery to the Stroud terminal. As a result of the assumption of these rights and obligations by USDM, and in order to accommodate the needs of the Stroud terminal customer, the contracted term for the capacity held by USDM has been extended to June 30, 2020. USDM controls approximately 25% of the available monthly capacity of the Hardisty terminal at June 30, 2018. The terms and conditions of these agreements are similar to the terms and conditions of agreements we have with other parties at the Hardisty terminal that are not related to us.

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

Our related party revenues from USDM are presented in the following table for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Terminalling services — related party	$5,003	$2,614	$9,699	$4,354
Fleet leases — related party	983	891	1,967	1,781
Fleet services — related party	228	279	455	558
Freight and other reimbursables — related party	2	—	4	1
	$6,216	$3,784	$12,125	$6,694

We had the following amounts outstanding with USDM on our consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Accounts receivable — related party (1)	$899	$410
Other current and non-current assets — related party (2)	$213	$253
Deferred revenue— related party (3)	$1,940	$1,986

(1)	Represents the amounts of receivables outstanding from USDM for the periods indicated.

(2)	Represents a contract asset associated with our lease agreement with USDM.

(3)
Represents deferred revenues associated with our terminalling and fleet services agreements with USDM for amounts we have collected from them for their prepaid leases and prepaid minimum volume commitment fees.

Cash Distributions
During the six months ended June 30, 2018, we paid the following aggregate cash distributions to USDG as a holder of our common units and the sole owner of our subordinated units and to USD Partners GP LLC for their general partner interest and as the holder of our IDRs.

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
February 1, 2018	February 12, 2018	February 16, 2018	$4,045	$238
April 26, 2018	May 7, 2018	May 11, 2018	$4,074	$249

13. COMMITMENTS AND CONTINGENCIES
From time to time, we may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. We do not believe that we are currently a party to any such proceedings that will have a material adverse impact on our financial condition or results of operations.

14. SEGMENT REPORTING
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

The following tables summarize our reportable segment data:

	Three Months Ended June 30, 2018
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$22,169	$—	$—	$22,169
Terminalling services — related party	5,003	—	—	5,003
Fleet leases	—	—	—	—
Fleet leases — related party	—	983	—	983
Fleet services	—	81	—	81
Fleet services — related party	—	228	—	228
Freight and other reimbursables	889	222	—	1,111
Freight and other reimbursables — related party	1	1	—	2
Total revenues	28,062	1,515	—	29,577
Operating costs
Subcontracted rail services	3,311	—	—	3,311
Pipeline fees	5,118	—	—	5,118
Fleet leases	—	987	—	987
Freight and other reimbursables	890	223	—	1,113
Operating and maintenance	1,095	74	—	1,169
Selling, general and administrative	1,225	235	2,912	4,372
Depreciation and amortization	5,260	—	—	5,260
Total operating costs	16,899	1,519	2,912	21,330
Operating income (loss)	11,163	(4)	(2,912)	8,247
Interest expense	—	—	2,713	2,713
Gain associated with derivative instruments	—	—	(386)	(386)
Foreign currency transaction loss (gain)	31	(3)	89	117
Other expense, net	1	—	—	1
Provision for (benefit from) income taxes	(899)	(12)	1	(910)
Net income (loss)	$12,030	$11	$(5,329)	$6,712

	Three Months Ended June 30, 2017
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$21,981	$—	$—	$21,981
Terminalling services — related party	2,614	—	—	2,614
Fleet leases	—	643	—	643
Fleet leases — related party	—	891	—	891
Fleet services	—	467	—	467
Fleet services — related party	—	279	—	279
Freight and other reimbursables	89	119	—	208
Freight and other reimbursables — related party	—	—	—	—
Total revenues	24,684	2,399	—	27,083
Operating costs
Subcontracted rail services	1,795	—	—	1,795
Pipeline fees	5,109	—	—	5,109
Fleet leases	—	1,534	—	1,534
Freight and other reimbursables	89	119	—	208
Operating and maintenance	500	94	—	594
Selling, general and administrative	1,185	188	2,385	3,758
Depreciation and amortization	4,969	—	—	4,969
Total operating costs	13,647	1,935	2,385	17,967
Operating income (loss)	11,037	464	(2,385)	9,116
Interest expense	—	—	2,513	2,513
Loss associated with derivative instruments	401	—	—	401
Foreign currency transaction loss (gain)	(13)	2	(89)	(100)
Other income, net	(3)	—	—	(3)
Provision for (benefit from) income taxes	(2,325)	181	(192)	(2,336)
Net income (loss)	$12,977	$281	$(4,617)	$8,641

	Six Months Ended June 30, 2018
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$43,832	$—	$—	$43,832
Terminalling services — related party	9,699	—	—	9,699
Fleet leases	—	—	—	—
Fleet leases — related party	—	1,967	—	1,967
Fleet services	—	425	—	425
Fleet services — related party	—	455	—	455
Freight and other reimbursables	1,444	1,484	—	2,928
Freight and other reimbursables — related party	3	1	—	4
Total revenues	54,978	4,332	—	59,310
Operating costs
Subcontracted rail services	6,373	—	—	6,373
Pipeline fees	10,842	—	—	10,842
Fleet leases	—	1,977	—	1,977
Freight and other reimbursables	1,447	1,485	—	2,932
Operating and maintenance	2,044	149	—	2,193
Selling, general and administrative	2,787	560	5,849	9,196
Depreciation and amortization	10,536	—	—	10,536
Total operating costs	34,029	4,171	5,849	44,049
Operating income (loss)	20,949	161	(5,849)	15,261
Interest expense	—	—	5,198	5,198
Gain associated with derivative instruments	—	—	(1,410)	(1,410)
Foreign currency transaction loss (gain)	62	(7)	(149)	(94)
Other expense, net	72	—	—	72
Provision for (benefit from) income taxes	(1,834)	16	1	(1,817)
Net income (loss)	$22,649	$152	$(9,489)	$13,312
Goodwill	$33,589	$—	$—	$33,589

	Six Months Ended June 30, 2017
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$45,658	$—	$—	45,658
Terminalling services — related party	$4,354	$—	$—	4,354
Fleet leases	—	1,286	—	1,286
Fleet leases — related party	—	1,781	—	1,781
Fleet services	—	935	—	935
Fleet services — related party	—	558	—	558
Freight and other reimbursables	110	255	—	365
Freight and other reimbursables — related party	—	1	—	1
Total revenues	50,122	4,816	—	54,938
Operating costs
Subcontracted rail services	3,808	—	—	3,808
Pipeline fees	10,829	—	—	10,829
Fleet leases	—	3,067	—	3,067
Freight and other reimbursables	110	256	—	366
Operating and maintenance	1,111	190	—	1,301
Selling, general and administrative	2,400	484	4,621	7,505
Depreciation and amortization	9,910	—	—	9,910
Total operating costs	28,168	3,997	4,621	36,786
Operating income (loss)	21,954	819	(4,621)	18,152
Interest expense	170	—	4,950	5,120
Loss associated with derivative instruments	612	—	—	612
Foreign currency transaction loss (gain)	(13)	2	(59)	(70)
Other income, net	(13)	—	—	(13)
Provision for (benefit from) income taxes	(1,370)	315	(146)	(1,201)
Net income (loss)	$22,568	$502	$(9,366)	$13,704
Goodwill	$33,589	$—	$—	$33,589

Segment Adjusted EBITDA
The following table provides a reconciliation of Segment Adjusted EBITDA to “Net cash provided by operating activities:”

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Segment Adjusted EBITDA
Terminalling services	$16,372	$16,103	$31,383	$32,260
Fleet services	(4)	464	161	819
Corporate activities (1)	(1,354)	(1,167)	(2,992)	(2,605)
Total Adjusted EBITDA	15,014	15,400	28,552	30,474
Add (deduct):
Amortization of deferred financing costs	215	215	430	430
Deferred income taxes	(1,248)	346	(2,538)	354
Changes in accounts receivable and other assets	863	(3,440)	(6,414)	(1,310)
Changes in accounts payable and accrued expenses	4,243	(1,486)	2,978	(1,086)
Changes in deferred revenue and other liabilities	(5,735)	(1,499)	(236)	(2,737)
Interest expense, net	(2,713)	(2,513)	(5,198)	(5,116)
Benefit from income taxes	910	2,336	1,817	1,201
Foreign currency transaction gain (loss) (2)	(117)	100	94	70
Other income	—	6	—	21
Non-cash contract asset (3)	52	—	103	—
Net cash provided by operating activities	$11,484	$9,465	$19,588	$22,301

(1)	Corporate activities represent shared service and financing transactions that are not allocated to our established reporting segments.

(2)	Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

(3)
Represents the change in non-cash contract assets associated with revenue recognized in advance at blended rates based on the escalation clauses in certain of our agreements. Refer to Note 4. Revenues — Contract Assets for more information.

15. INCOME TAXES
U.S. Federal and State Income Taxes
We are treated as a partnership for U.S. federal and most state income tax purposes, with each partner being separately taxed on their share of our taxable income. One of our subsidiaries, USD Rail LP, has elected to be classified as an entity taxable as a corporation for U.S. federal income tax purposes. We are also subject to state franchise tax in the state of Texas, which is treated as an income tax under the applicable accounting guidance. Our U.S. federal income tax expense is based on the statutory federal income tax rate of 21%, as applied to USD Rail LP’s taxable loss of $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively, and 34% as applied to its taxable income of $0.8 million and $1.1 million for the three and six months ended June 30, 2017, respectively.

Foreign Income Taxes
Our Canadian operations are conducted through entities that are subject to Canadian federal and provincial income taxes which are determined using the combined federal and provincial income tax rate of 27% applied to the taxable income of our Canadian operations for the three and six months ended June 30, 2018 and 2017.

Tax Effects of ASC 606 Adoption
In conjunction with our adoption of ASC 606, we recognized revenues with respect to each prior period for amounts that were previously deferred, as well as the associated previously deferred pipeline fees. Refer to Note 2. Accounting Standards and Significant Accounting Policies for a comprehensive discussion regarding our adoption of ASC 606. We also recognized a deferred tax liability associated with the previously deferred revenues net of previously deferred pipeline fees. We recovered a portion of that deferred tax liability during the three and six months ended June 30, 2018. For Canadian tax purposes, the previously deferred revenue, net of previously deferred expenses associated with our adoption of ASC 606 will be fully recognized ratably during 2018. The deferred tax recovery of $0.9 million (representing C$1.2 million) for the three months ended June 30, 2018 and $1.8 million (representing C$2.4 million) for the six months ended June 30, 2018 was increased by the Canadian tax liability attributable to our current earnings for the three and six months ended June 30, 2018.
Estimated Annual Effective Income Tax Rate
The reconciliation between income tax expense based on the U.S. federal statutory income tax rate and our effective income tax expense is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	(in thousands)
Income tax expense at the U.S. federal statutory rate	$1,219	21%	$2,143	34%	$2,414	21%	$4,251	34%
Amount attributable to partnership not subject to income tax	(1,909)	(33)%	(4,873)	(77)%	(3,901)	(34)%	(5,714)	(46)%
Foreign income tax rate differential	(188)	(3)%	547	9%	(386)	(3)%	354	3%
Other	(52)	—%	12	—%	(44)	—%	11	—%
State income tax expense (1)	(16)	—%	(177)	(3)%	(6)	—%	(118)	(1)%
Change in valuation allowance	36	—%	12	—%	106	1%	15	—%
Benefit from income taxes	$(910)	(15)%	$(2,336)	(37)%	$(1,817)	(15)%	$(1,201)	(10)%

(1)	Net of the federal income tax expense or benefit for the deduction associated with state income taxes.

We determined our first quarter 2018 income tax expense using an estimated annual effective income tax rate on a consolidated basis for fiscal year 2018. This rate incorporates the applicable rates of the various domestic and foreign tax jurisdictions to which we are subject.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Current income tax expense (benefit):
U.S. federal income tax	$4	$275	$4	$373
Benefit of U.S. federal operating loss carryforward	—	(158)	—	(256)
State income tax benefit	(16)	(172)	(6)	(109)
Canadian federal and provincial income taxes expense (benefit)	350	(2,627)	723	(1,563)
Total current income tax expense (benefit)	338	(2,682)	721	(1,555)
Deferred income tax expense (benefit):
U.S. federal income tax expense	—	53	16	174
Canadian federal and provincial income taxes expense (benefit)	(1,248)	293	(2,554)	180
Total change in deferred income tax expense (benefit)	(1,248)	346	(2,538)	354
Benefit from income taxes	$(910)	$(2,336)	$(1,817)	$(1,201)

Our deferred income tax assets and liabilities reflect the income tax effect of differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Major components of deferred income tax assets and liabilities associated with our operations were as follows as of the dates indicated:

	June 30, 2018
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Other assets	$16	$—	$16
Prepaid expenses	—	—	—
Capital loss carryforwards	—	469	469
Operating loss carryforwards	90	—	90
Deferred income tax liabilities
Unbilled revenue	—	(271)	(271)
Deferred revenues	—	(1,375)	(1,375)
Property and equipment	—	(177)	(177)
Valuation allowance	(106)	(469)	(575)
Deferred income tax liabilities, net	$—	$(1,823)	$(1,823)

	December 31, 2017
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Other assets	$16	$—	$16
Prepaid expenses	—	1,731	1,731
Capital loss carryforwards	—	469	469
Deferred income tax liabilities
Unbilled revenue	—	(284)	(284)
Deferred revenues	—	(5,607)	(5,607)
Property and equipment	—	(346)	(346)
Valuation allowance	—	(469)	(469)
Deferred income tax liabilities, net	$16	$(4,506)	$(4,490)

We had $0.4 million available U.S. federal loss carryforward remaining as of June 30, 2018, and none as of December 31, 2017. Our available Canadian loss carryforward was $4.4 million and $4.6 million as of June 30, 2018 and December 31, 2017, respectively, $1.1 million of which will begin expiring in 2034.

We are subject to examination by the taxing authorities for the years ended December 31, 2017, 2016 and 2015. We did not have any unrecognized income tax benefits or any income tax reserves for uncertain tax positions as of June 30, 2018 and December 31, 2017.

Refer to Note 19. Supplemental Cash Flow Information for information regarding amounts paid for income taxes.

16. DERIVATIVE FINANCIAL INSTRUMENTS
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

Interest Rate Derivatives
We use interest rate derivative financial instruments to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. Under our Credit Agreement, one-month LIBOR is used as the index rate for the interest we are charged on amounts borrowed under our Revolving Credit Facility. Effective November 2017, we entered into a five-year interest rate collar contract with a $100 million notional value. The collar establishes a range where we will pay the counterparty if one-month LIBOR falls below the established floor rate of 1.7%, and the counterparty will pay us if the one-month LIBOR exceeds the ceiling rate of 2.5%. The collar settles monthly through the termination date in October 2022. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below a pre-determined ceiling or floor rate.

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

	June 30, 2018	December 31, 2017
	(in thousands)
Other current assets	$1,631	$183

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Loss (gain) associated with derivative instruments	$(386)	$401	$(1,410)	$612

We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.

The following table presents summarized information about the fair values of our outstanding interest rate contract for the periods indicated:

	At June 30, 2018			At December 31, 2017
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Collar Agreements Maturing in 2022
Ceiling	$100,000,000	2.5%	$2,086	$938
Floor	$100,000,000	1.7%	(455)	(755)
Total			$1,631	$183

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

	June 30, 2018
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$2,086	$—	$—	$—	$2,086
Effects of netting arrangements	—	—	(455)	—	$(455)
Fair value of derivatives — net presentation	$2,086	$—	$(455)	$—	$1,631

	December 31, 2017
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$938	$—	$—	$—	$938
Effects of netting arrangements	—	—	(755)	—	$(755)
Fair value of derivatives — net presentation	$938	$—	$(755)	$—	$183

17. PARTNERS’ CAPITAL
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

Pursuant to the terms of the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, which we refer to as the A/R LTIP, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 361,570 vested during the first half of 2018, of which 244,794 were converted into our common units after 116,776 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 18. Unit Based Compensation.

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

18. UNIT BASED COMPENSATION
Class A units
Our Class A units vest over a four year period if established distribution growth target thresholds are met each year of the four year vesting period. In February 2018, pursuant to the terms set forth in our partnership agreement, the third vesting tranche of 38,750 Class A units vested based upon our distributions paid for the four preceding quarters and were converted on a basis of one common unit for each class A unit. As a result, we converted 38,750 Class A units into 38,750 common units. The grant date average fair value of all Class A units was $25.71 per unit at June 30, 2018 and 2017.

The following table presents the activity associated with our Class A units for the specified periods:

	Six Months Ended June 30,
	2018	2017
Class A units outstanding at beginning of period	82,500	138,750
Vested	(38,750)	(46,250)
Forfeited	(5,000)	—
Class A units outstanding at end of period	38,750	92,500

We recognized compensation expense in “Selling, general and administrative” with regard to our Class A units for the following amounts during the periods presented:

	Three Months Ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Selling, general and administrative	$104	$116	$174	$232

For the six months ended June 30, 2018, we had forfeitures of 5,000 Class A units. No forfeitures occurred during the three months ended June 30, 2018 or the three and six months ended June 30, 2017. We have elected to account for actual forfeitures as they occur rather than applying an estimated forfeiture rate when determining compensation expense.

Each holder of a Class A unit is entitled to nonforfeitable cash distributions equal to the product of the number of Class A units outstanding for the participant and the cash distribution per unit paid to our common unitholders. These distributions are included in “Distributions” as presented in our consolidated statements of cash flows and our consolidated statement of partners’ capital. However, any distributions paid on Class A units that are forfeited are reclassified to unit based compensation expense when we determine that the Class A units are not expected to vest. We recognized compensation expense of $15 thousand for the six months ended June 30, 2018, for distributions paid on Class A units that were forfeited. We did not recognize any compensation expense for distributions paid on Class A units that were not expected to vest during the three months ended June 30, 2018 or the three and six months ended June 30, 2017.

Long-term Incentive Plan
In 2018 and 2017, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 553,940 and 695,099 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our A/R LTIP. At June 30, 2018, we had 1,819,300 Phantom Units remaining available for grant pursuant to the terms of our A/R LTIP. The Phantom Units are subject to all of the terms and conditions of the A/R LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount based on an allocation formula which included a percentage multiplier of the grantee’s base salary, among other factors, converted to a number of units based on a closing price of one of our common units preceding the grant date, as determined by the board of directors of our general partner and quoted on the NYSE.

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

The following tables present the award activity for our Equity-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2017	24,999	1,111,849	$10.90
Granted	34,611	487,839	$11.54
Vested	(24,999)	(336,571)	$10.86
Forfeited	—	(56,740)	$11.07
Phantom Unit awards at June 30, 2018	34,611	1,206,377	$11.18

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2016	64,830	730,808	$8.51
Granted	24,999	633,955	$12.80
Vested	(64,830)	(204,456)	$8.47
Forfeited	—	(2,660)	$11.20
Phantom Unit awards at June 30, 2017	24,999	1,157,647	$10.90

The following tables present the award activity for our Liability-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2017	8,333	27,794	$11.29
Granted	11,348	20,142	$11.55
Vested	(8,333)	—	$12.80
Phantom Unit awards at June 30, 2018	11,348	47,936	$12.13

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2016	21,610	21,615	$7.70
Granted	8,333	19,812	$12.80
Vested	(21,610)	—	$6.39
Phantom Unit awards at June 30, 2017	8,333	41,427	$11.15

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

For the three months ended June 30, 2018 and 2017, we recognized $1.5 million and $1.1 million, respectively, and $2.7 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively, of compensation expense associated with outstanding Phantom Units. As of June 30, 2018, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $12.4 million, which we expect to recognize over a weighted average period of 2.79 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.

We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Equity-classified Phantom Units (1)	$441	$388	$829	$651
Liability-classified Phantom Units	21	17	34	31
Total	$462	$405	$863	$682

(1)
We reclassified $39 thousand and $3 thousand for the three months ended June 30, 2018 and 2017, respectively, and $84 thousand and $3 thousand for the six months ended June 30, 2018 and 2017, respectively, to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited.

19. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash paid for income taxes	$449	$1,414
Cash paid for interest	$4,821	$4,937

The following table provides supplemental information for the item labeled “Other” in the “Net cash provided by operating activities” section of our consolidated statements of cash flows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Loss associated with disposal of assets	$73	$18
Amortization of deferred financing costs	430	430
Deferred income taxes	(2,538)	354
	$(2,035)	$802

20. SUBSEQUENT EVENTS
Distribution to Partners
On July 27, 2018, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.355 per unit, or $1.42 per unit on an annualized basis, for the three months ended June 30, 2018. The distribution represents an increase of $0.0025 per unit, or 0.7% over the prior quarter distribution per unit, and is 23.5% over our minimum quarterly distribution per unit. The distribution will be paid on August 14, 2018, to unitholders of record at the close of business on August 7, 2018. The distribution will include payment of $5.2 million to our public common unitholders, $14 thousand to the Class A unitholders, an aggregate of $4.1 million to USDG as a holder of our common units and the sole owner of our subordinated units and $261 thousand to USD Partners GP LLC for its general partner interest and as holder of the IDR.

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

We generally do not take ownership of the products that we handle, nor do we receive any payments from our customers based on the value of such products. On occasion we enter into buy-sell arrangements in which we take temporary title to commodities while in our terminals. We expect any such arrangements to be at fixed prices where we do not take commodity price exposure.

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

This year as oil sands production facilities have returned to normal operating levels and new production capacity has been brought online, Western Canadian crude oil supplies have continued to exceed available pipeline takeaway capacity. As a result, WCS spreads in relation to key benchmarks have discounted to levels that are near double the 2017 average. During the first half of 2018, apportionment levels on the primary heavy lines of the largest export pipeline system from Western Canada to the U.S. reached approximately 50% and have averaged above 40% (representing the percentage of barrels nominated that were not shipped due to pipeline capacity constraints). As a result, inventory levels grew to historic highs as barrels not shipped were placed in storage. Furthermore, customer activity at our Hardisty origination terminal has increased substantially as strategically-located rail capacity has provided an export outlet for growing oil sands production.

During the third quarter of 2018, the WCS spread to West Texas Intermediate, or WTI, crude oil has widened to $19-$30 per barrel from $14-$22 per barrel during the second quarter of 2018. Canadian railroads have continued to facilitate increased shipments of crude oil unit trains, which has alleviated some of the congestion out of Western Canada. However, we expect spreads to remain at widened levels as production facilities complete seasonal maintenance and new production continues to ramp to full capacity throughout 2018. Despite growing demand for railroad capacity, we continue to anticipate the railroads will be able to service the capacity at our Hardisty terminal by the end of the third quarter 2018.

Western Canadian crude oil production is projected to continue to increase throughout the next decade, driven primarily by developments in Alberta’s oil sands region. In June 2018, the Canadian Association of Petroleum Producers, or CAPP, projected that the supply of crude oil from Western Canada will grow by approximately 750,000 barrels per day, or bpd, by 2020 and 1.1 million bpd by 2025 relative to 2017 levels. The forecasted supply of crude oil from Western Canada remains well in excess of existing pipeline takeaway capacity out of the region.

In the last twelve months, the industry experienced a consolidation of Western Canadian oil sands producing assets among active Canadian producers. We expect this will drive further expansions of crude oil production capacity, particularly at existing projects, as cost savings and technological advancements made during the recent commodity price downturn are incorporated into future development plans.

As a result, we expect demand for rail capacity at our terminals to increase over the next several years and potentially longer if proposed pipeline developments do not meet currently planned timelines due to regulatory or other headwinds. Our Hardisty and Casper terminals, with established capacity and scalable designs, are well-positioned as strategic locations to meet growing takeaway needs as Western Canadian crude oil supplies continue to exceed available pipeline takeaway capacity. Additionally, we believe our Stroud terminal provides an advantaged rail destination for Western Canadian crude oil given the optionality provided by its connectivity to the Cushing hub and multiple refining centers across the United States. Rail also generally provides a greater ability to preserve the specific quality of a customer’s product relative to pipelines, providing value to a producer or refiner. We expect these advantages, including our recently established origin-to-destination capabilities, to continue to result in long-term contract extensions and expansion opportunities across our terminal network.
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

The terminalling services agreements related to the portion of the Stroud customer’s origination and destination capacity through June 2019 contemplate extending the terms of these agreements at both the Hardisty and Stroud terminals.

In June 2018, USD Group LLC, or USDG, announced that it executed a five-year, take-or-pay terminalling services agreement with a high quality refiner customer. The agreement is for trans-loading capacity at the Hardisty rail terminal with an expected start date in late 2018. This new agreement could support the construction of additional capacity at the Hardisty terminal pursuant to USDG’s existing development rights.

Additionally in June 2018, the Partnership announced that it entered into a multi-year renewal and extension of approximately 25% of the capacity at its Hardisty rail terminal with one of its existing investment grade customers. The renewal contains consistent take-or-pay terms with minimum monthly payments and rates that exceed those of the original terminalling services agreement.

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

Fleet Services
We provide our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail on multi-year, take-or-pay terms under master fleet services agreements for initial periods ranging from five to nine years. We do not own any railcars. As of June 30, 2018, our railcar fleet consisted of 2,483 railcars, which we leased from various railcar manufacturers and financial entities, including 2,108 coiled and insulated, or C&I, railcars. We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 2,283 of the railcars to other parties, but we have retained certain rights and obligations with respect to the servicing of these railcars. The weighted average remaining contract life on our railcar fleet is 3.1 years as of June 30, 2018. At our customer’s request, we facilitated the early termination of the lease and associated master fleet services agreement with respect to 300 C&I railcars in July 2018.  These agreements otherwise would have expired in 2022 and we were made whole in connection with this termination.

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

We believe that the presentation of Adjusted EBITDA and DCF in this report provides information that enhances an investor’s understanding of our ability to generate cash for payment of distributions and other purposes. The GAAP measure most directly comparable to Adjusted EBITDA and DCF is “Net cash provided by operating activities.” Adjusted EBITDA and DCF should not be considered as alternatives to “Net cash provided by operating activities” or any other measure of liquidity presented in accordance with GAAP. Adjusted EBITDA and DCF exclude some, but not all, items that affect “Net cash provided by operating activities,” and these measures may vary among other companies. As a result, Adjusted EBITDA and DCF may not be comparable to similarly titled measures of other companies.

The following table sets forth a reconciliation of Net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by operating activities	$11,484	$9,465	$19,588	$22,301
Add (deduct):
Amortization of deferred financing costs	(215)	(215)	(430)	(430)
Deferred income taxes	1,248	(346)	2,538	(354)
Changes in accounts receivable and other assets	(863)	3,440	6,414	1,310
Changes in accounts payable and accrued expenses	(4,243)	1,486	(2,978)	1,086
Changes in deferred revenue and other liabilities	5,735	1,499	236	2,737
Interest expense, net	2,713	2,513	5,198	5,116
Benefit from income taxes	(910)	(2,336)	(1,817)	(1,201)
Foreign currency transaction loss (gain) (1)	117	(100)	(94)	(70)
Other income	—	(6)	—	(21)
Non-cash contract asset (2)	(52)	—	(103)	—
Adjusted EBITDA	15,014	15,400	28,552	30,474
Add (deduct):
Cash paid for income taxes (3)	(267)	(798)	(449)	(1,414)
Cash paid for interest	(2,530)	(2,575)	(4,821)	(4,937)
Maintenance capital expenditures	(31)	(72)	(80)	(198)
Distributable cash flow	$12,186	$11,955	$23,202	$23,925

(1)	Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

(2)
Represents the change in non-cash contract assets associated with revenue recognized in advance at blended rates based on the escalation clauses in certain of our agreements. Refer to Note 4. Revenues — Contract Assets of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report for more information.

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

Customer Contract Expirations and Renewals
A customer of our Casper terminal, whose existing terminalling services agreement with us expires in October 2018, if not otherwise renewed or extended, did not exercise its option to extend the agreement for an additional one-year term. We are actively negotiating with this customer and have several new customers utilizing capacity at the terminal, with whom we are actively pursuing long-term agreements. We also continue to pursue various commercial agreements with other customers for the provision of terminalling services at the Casper terminal. Although we cannot make any assurances regarding the outcome of these negotiations, we continue to expect growth in Western Canada crude oil production to exceed near-term pipeline takeaway capacity, which provides us with unique opportunities to meet the needs of producers and refiners with our strategically-positioned and scalable assets, particularly given current political and economic challenges facing new and proposed infrastructure projects.

Regulatory Environment
Our operations are subject to federal, state, and local laws and regulations relating to the protection of health and the environment, including laws and regulations that govern the handling of liquid hydrocarbons and biofuels. Additionally, we are subject to regulations governing railcar design and evolving regulations pertaining to the shipment of liquid hydrocarbons and biofuels by rail. Please read “Item 1. Business-Impact of Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Certain of the railroads serving our terminals have in the past and are currently considering imposing tariffs, fees or other limitations on the utilization of older railcar designs.  These tariffs, fees and limitations could have the effect of imposing limits on the use of railcars that are more stringent than current regulatory standards, and could reduce the size of the overall railcar fleet available to be loaded at our terminals and increase the costs of obtaining usable railcars. Similar to other industry participants, compliance with existing and any additional environmental laws and regulations, or the imposition of additional tariffs, fees or limitations on the transportation of crude oil in certain railcars or all railcars by the railroads, could increase our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities, or the costs of our customers, which may reduce the attractiveness of rail transportation and limit our ability to extend existing agreements or attract new customers. Our master fleet services agreements generally obligate our customers to pay for modifications and other required repairs to our leased and managed railcar fleet. However, we cannot assure that we will be able to successfully pass all such regulatory costs on to our customers. While changes in laws and regulations could indirectly affect Adjusted EBITDA and DCF, we believe that consumers of our services place additional value on utilizing established and reputable third-party providers to satisfy their rail terminalling and logistics needs, which may allow us to increase market share relative to customer-owned operations or smaller operators that lack an established track record of safety and regulatory compliance.

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
Foreign Currency Exchange Rates
We derive a significant amount of operating income from our Canadian operations, particularly our Hardisty terminal. Given our exposure to fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar, our operating income and assets which are denominated in Canadian dollars will be positively affected when the Canadian dollar increases in relation to the U.S. dollar and will be negatively affected when the Canadian dollar decreases relative to the U.S. dollar, assuming all other factors are held constant. Conversely, our liabilities and operating costs which are denominated in Canadian dollars will be positively affected when the Canadian dollar decreases in relation to the U.S. dollar and will be negatively affected when the Canadian dollar increases relative to the U.S. dollar. The average exchange rates, representing the number of U.S. dollars received for one Canadian dollar, were 0.7829 and 0.7495 for the six months ended June 30, 2018 and 2017, respectively.
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
In conjunction with our adoption of ASC 606, we also recognized a deferred tax liability associated with the previously deferred revenues net of previously deferred pipeline fees. We recovered a portion of that deferred tax liability during the three and six months ended June 30, 2018. For Canadian tax purposes, the previously deferred revenue, net of previously deferred expenses associated with our adoption of ASC 606 will be fully recognized ratably during 2018. The deferred tax recovery of $0.9 million (representing C$1.2 million) for the three months ended June 30, 2018 and $1.8 million (representing C$2.4 million) for the six months ended June 30, 2018, was partially offset by the Canadian tax liability attributable to our current earnings for the three and six months ended June 30, 2018.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to aid in resource allocation decisions and to assess operational performance.

The following table summarizes our operating results by business segment and corporate charges for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Operating income (loss)
Terminalling services	$11,163	$11,037	$20,949	$21,954
Fleet services	(4)	464	161	819
Corporate and other	(2,912)	(2,385)	(5,849)	(4,621)
Total operating income	8,247	9,116	15,261	18,152
Interest expense, net	2,713	2,513	5,198	5,120
Loss (gain) associated with derivative instruments	(386)	401	(1,410)	612
Foreign currency transaction loss (gain)	117	(100)	(94)	(70)
Other expense (income), net	1	(3)	72	(13)
Benefit from income taxes	(910)	(2,336)	(1,817)	(1,201)
Net income	$6,712	$8,641	$13,312	$13,704

Summary Analysis of Operating Results
Changes in our operating results for the three and six months ended June 30, 2018, as compared with our operating results for the three and six months ended June 30, 2017, were primarily driven by:

•
the positive impact to operating income of our terminalling services business associated with the commencement of operations of our Stroud terminal in October 2017, which contributed $5.4 million of incremental operating income during the current year. The increase was offset by the impact of the customer agreements at our Casper and San Antonio terminals that concluded in August 2017 and May 2017, respectively;

•	a decrease in the operating income of our fleet services business associated with the conclusion of contracts for approximately 500 railcars;

•	an increase in corporate and other operating costs primarily due to higher unit based compensation expenses and consulting costs associated with an accounting system project;

•	a derivative instrument gain associated with our interest rate derivative financial instruments; and

•	a benefit from income taxes associated with the partial recovery of a deferred tax liability due to our adoption of ASC606.

A comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS — BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenues
Terminalling services	$27,172	$24,595	$53,531	$50,012
Freight and other reimbursables	890	89	1,447	110
Total revenues	28,062	24,684	54,978	50,122
Operating costs
Subcontracted rail services	3,311	1,795	6,373	3,808
Pipeline fees	5,118	5,109	10,842	10,829
Freight and other reimbursables	890	89	1,447	110
Operating and maintenance	1,095	500	2,044	1,111
Selling, general and administrative	1,225	1,185	2,787	2,400
Depreciation and amortization	5,260	4,969	10,536	9,910
Total operating costs	16,899	13,647	34,029	28,168
Operating income	11,163	11,037	20,949	21,954
Interest expense	—	—	—	170
Loss associated with derivative instruments	—	401	—	612
Foreign currency transaction loss (gain)	31	(13)	62	(13)
Other expense (income), net	1	(3)	72	(13)
Benefit from income taxes	(899)	(2,325)	(1,834)	(1,370)
Net income	$12,030	$12,977	$22,649	$22,568
Average daily terminal throughput (bpd)	92,103	22,783	87,220	27,433

Three months ended June 30, 2018 compared with three months ended June 30, 2017
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $3.4 million to $28.1 million for the three months ended June 30, 2018, as compared with $24.7 million for the three months ended June 30, 2017. This increase was primarily due to the commencement of operations at our Stroud terminal in October 2017, which contributed an additional $5.0 million of revenue to our Terminalling services business in the three months ended June 30, 2018. This increase to revenue was partially offset by declines in revenue resulting from the conclusion of customer agreements at our San Antonio facility in May 2017 and our Casper terminal in August 2017.

Our average daily terminal throughput increased to 92,103 bpd for the three months ended June 30, 2018 from 22,783 bpd for the same period in 2017, due primarily to increased activity by customers at our Hardisty terminal and the fourth quarter of 2017 commencement of operations at our Stroud terminal. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain "take-or-pay" provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services. Increases in the average daily terminal throughput activity only affects revenue to the extent such amounts are in excess of the minimum monthly committed volumes. However, increases in throughput activity do increase the variable operating costs associated with our Hardisty terminal, as discussed below.

Our terminalling service revenue would have been $0.7 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended June 30, 2018, was the same as the average exchange rate for the three months ended June 30, 2017.

Operating Costs
The operating costs of our Terminalling services segment increased $3.3 million to $16.9 million for the three months ended June 30, 2018, compared with $13.6 million for the three months ended June 30, 2017. The increase is attributable to the commencement of operations at our Stroud terminal in October 2017, which added $1.8 million of incremental operating costs during the three months ended June 30, 2018, and an increase in variable operating costs at our Hardisty terminal associated with the increase in throughput activity.

Our terminalling services operating costs would have been $0.3 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended June 30, 2018, was the same as the average exchange rate for the three months ended June 30, 2017.

Subcontracted rail services. Our subcontracted rail services costs increased $1.5 million to $3.3 million for the three months ended June 30, 2018. This increase is directly correlated with the increased throughput activity at our Hardisty terminal. Additionally, the commencement of operations at our Stroud terminal in October 2017 added $0.6 million of incremental costs during the three months ended June 30, 2018. These increases were partially offset by the conclusion of operations at our San Antonio terminal.

Operating and maintenance. Operating and maintenance expense increased $0.6 million to approximately $1.1 million for the three months ended June 30, 2018, as compared with $0.5 million for three months ended June 30, 2017. The increased operating and maintenance expense are attributable to our Stroud terminal which commenced operations in October 2017, and added $0.3 million of incremental operating costs during the three months ended June 30, 2018. Operating and maintenance expense also increased as a result of increased throughput activity at our Hardisty terminal. These increases were partially offset by the conclusion of operations at our San Antonio terminal.

Depreciation and amortization. Depreciation and amortization expense increased $0.3 million to approximately $5.3 million for the three months ended June 30, 2018, primarily due to the additional depreciation expense associated with our Stroud terminal.

Other Expenses
Loss associated with derivative instruments. We had no loss associated with derivative instruments for the three months ended June 30, 2018 as compared with a loss of $0.4 million for the three months ended June 30, 2017. We entered into derivatives in 2016 for the purpose of mitigating our exposure to fluctuations in foreign currency exchange rates, all of which were settled in 2017.

Benefit from income taxes. A significant amount of our operating income is generated by our Hardisty terminal located in the Canadian province of Alberta. As a Canadian business, operating income derived from our Hardisty terminal is subject to corporate income taxes assessed by the Canadian federal and provincial governments at enacted rates which currently total 27% on a combined basis.

Our benefit from income taxes for the Terminalling services segment decreased $1.4 million to $0.9 million for the three months ended June 30, 2018 from $2.3 million for the three months ended June 30, 2017. In connection with our adoption of ASC 606, we recognized a deferred tax liability associated with the previously deferred revenues net of previously deferred pipeline fees. During the three months ended June 30, 2018, we recovered approximately $0.9 million (C$1.2 million), representing a portion of that deferred tax liability, which produced a benefit from income taxes. We expect to recognize the remaining deferred tax liability associated with our adoption of ASC 606 ratably during 2018. The recovery of a portion of the deferred tax liability was partially offset by current and deferred income tax expense we recognized for the three months ended June 30, 2018. For the same period in 2017, we had a benefit from taxes due to a revision of our estimates for the three months ended June 30, 2017, based on refunds that we received after filing our 2016 tax return in 2017.

Six months ended June 30, 2018 compared with six months ended June 30, 2017
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $4.9 million to $55.0 million for the six months ended June 30, 2018, as compared with $50.1 million for the six months ended June 30, 2017. This increase was primarily due to the commencement of operations at our Stroud terminal in October 2017, which contributed an additional $9.4 million of revenue to our Terminalling services business in the six months ended June 30, 2018. This increase to revenue was partially offset by declines in revenue resulting from the conclusion of customer agreements at our San Antonio facility in May 2017 and our Casper terminal in August 2017.

Our average daily terminal throughput increased to 87,220 bpd for the six months ended June 30, 2018, from 27,433 bpd for the same period in 2017, due primarily to increased activity by customers at our Hardisty terminal and the fourth quarter of 2017 commencement of operations at our Stroud terminal. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain "take-or-pay" provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services. Increases in the average daily terminal throughput activity only affects revenue to the extent such amounts are in excess of the minimum monthly committed volumes. However, increases in throughput activity do increase the variable operating costs associated with our Hardisty terminal, as discussed below.

Our terminalling service revenue would have been $1.4 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the six months ended June 30, 2018, was the same as the average exchange rate for the six months ended June 30, 2017.

Operating Costs
The operating costs of our Terminalling services segment increased $5.9 million to $34.0 million for the six months ended June 30, 2018, as compared with the six months ended June 30, 2017. The increase is attributable to the commencement of operations at our Stroud terminal in October 2017, which added $4.0 million of incremental operating costs during the six months ended June 30, 2018, and an increase in variable operating costs at our Hardisty terminal associated with the increase in throughput activity.

Our terminalling services operating costs would have been $0.7 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the six months ended June 30, 2018, was the same as the average exchange rate for the six months ended June 30, 2017.

Subcontracted rail services. Our subcontracted rail services costs increased $2.6 million to $6.4 million for the six months ended June 30, 2018. This increase is directly correlated with the increased throughput activity at our Hardisty terminal. Additionally, the commencement of operations at our Stroud terminal in October 2017 added $1.2 million of incremental costs during the six months ended June 30, 2018. These increases were partially offset by the conclusion of customer agreements at our San Antonio facility in May 2017 and our Casper terminal in August 2017.

Operating and maintenance. Operating and maintenance expense increased $0.9 million to approximately $2.0 million for the six months ended June 30, 2018, as compared with $1.1 million for the six months ended June 30, 2017. The increased operating and maintenance expense are attributable to our Stroud terminal which commenced operations in October 2017 and added $0.6 million of incremental operating costs during the six months ended June 30, 2018. Operating and maintenance expense also increased as a result of increased throughput at our Hardisty terminal. These increases were partially offset by the conclusion of operations at our San Antonio terminal.

Selling, general and administrative. Selling, general and administrative expense increased $0.4 million to approximately $2.8 million for the six months ended June 30, 2018, primarily due to the addition of the Stroud terminal, which increases are partially offset by lower costs resulting from the conclusion of operations at our San Antonio terminal.

Depreciation and amortization. Depreciation and amortization expense increased $0.6 million to approximately $10.5 million for the six months ended June 30, 2018, primarily due to the additional depreciation expense associated with our Stroud terminal.

Other Expenses
Interest expense. We had no interest expense for our Terminalling services segment for the six months ended June 30, 2018, as compared with $0.2 million for the six months ended June 30, 2017. We repaid all amounts outstanding on the Term Loan Facility in March 2017, which eliminated the interest expense of our Terminalling Services business directly attributable to the Term Loan Facility.

Loss associated with derivative instruments. We had no loss associated with derivative instruments for the six months ended June 30, 2018, as compared with a loss of $0.6 million for the six months ended June 30, 2017. We entered into derivatives in 2016 for the purpose of mitigating our exposure to fluctuations in foreign currency exchange rates, all of which were settled in 2017.

Benefit from income taxes. A significant amount of our operating income is generated by our Hardisty terminal located in the Canadian province of Alberta. As a Canadian business, operating income derived from our Hardisty terminal is subject to corporate income taxes assessed by the Canadian federal and provincial governments at enacted rates which currently total 27% on a combined basis.

Our benefit from income taxes for the Terminalling services segment increased $0.5 million to $1.8 million for the six months ended June 30, 2018, as compared with the six months ended June 30, 2017. In connection with our adoption of ASC 606, we recognized a deferred tax liability associated with the previously deferred revenues net of previously deferred pipeline fees. During the six months ended June 30, 2018, we recovered approximately $1.8 million (C$2.4 million), representing a portion of that deferred tax liability, which produced a benefit from income taxes. We expect to recognize the remaining deferred tax liability associated with our adoption of ASC 606 ratably during 2018. The recovery of a portion of the deferred tax liability was partially offset by current and deferred income tax expense we recognized for the six months ended June 30, 2018. For the same period in 2017, we had a benefit from taxes due to a revision of our estimates for the quarter based on refunds that we received after filing our 2016 tax return in 2017.

FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenues
Fleet leases	$983	$1,534	$1,967	$3,067
Fleet services	309	746	880	1,493
Freight and other reimbursables	223	119	1,485	256
Total revenues	1,515	2,399	4,332	4,816
Operating costs
Fleet leases	987	1,534	1,977	3,067
Freight and other reimbursables	223	119	1,485	256
Operating and maintenance	74	94	149	190
Selling, general and administrative	235	188	560	484
Total operating costs	1,519	1,935	4,171	3,997
Operating income (loss)	(4)	464	161	819
Foreign currency transaction loss (gain)	(3)	2	(7)	2
Provision for (benefit from) income taxes	(12)	181	16	315
Net income	$11	$281	$152	$502

Three months ended June 30, 2018 compared with three months ended June 30, 2017
Revenues from our Fleet services segment decreased approximately $0.9 million to $1.5 million for the three months ended June 30, 2018 from $2.4 million for the three months ended June 30, 2017. The decrease was primarily attributable to a reduction in revenues from fleet leases and services due to the conclusion of railcar leases on approximately 300 railcars for the current quarter as compared with the same period in 2017. There was an accompanying decrease in Fleet lease expense of $0.5 million associated with this reduction in railcars. This decrease in revenue was offset by an increase in Freight and other reimbursables revenue, which represents customer reimbursements to us for freight and other charges that we have incurred on behalf of our customers and were exactly offset by a corresponding increase in Freight and other reimbursables operating cost. This increase in Freight and other reimbursables revenues and the associated operating costs is primarily due to railcar repairs related to returns.

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

Six months ended June 30, 2018 compared with six months ended June 30, 2017
Revenues from our Fleet services segment decreased approximately $0.5 million to $4.3 million for the six months ended June 30, 2018, from $4.8 million for the six months ended June 30, 2017. The decrease was primarily attributable to the reduction in fleet leases and fleet services revenues associated with approximately 500 fewer railcars leased during the six months ended June 30, 2018, as compared with the same period of 2017, due to the conclusion of leases on these railcars. There was an accompanying decrease in Fleet lease expense of $1.1 million associated with this reduction in railcars. The decrease to fleet lease and services revenue was partially offset by an increase in Freight and other reimbursables revenue, which represents customer reimbursements to us for freight and other charges that we have incurred on their behalf and were exactly offset by a corresponding increase in Freight and other reimbursables operating cost. This increase in Freight and other reimbursables revenues and the associated operating costs is primarily due to railcar repairs related to returns.

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
CORPORATE ACTIVITIES
The following table sets forth our corporate activities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Operating costs
Selling, general and administrative	$2,912	$2,385	$5,849	$4,621
Operating loss	(2,912)	(2,385)	(5,849)	(4,621)
Interest expense	2,713	2,513	5,198	4,950
Gain associated with derivative instruments	(386)	—	(1,410)	—
Foreign currency transaction loss (gain)	89	(89)	(149)	(59)
Provision for (benefit from) income taxes	1	(192)	1	(146)
Net loss	$(5,329)	$(4,617)	$(9,489)	$(9,366)

Three months ended June 30, 2018 compared with three months ended June 30, 2017
Costs associated with our corporate activities increased by $0.7 million to $5.3 million for the three months ended June 30, 2018, from $4.6 million for the three months ended June 30, 2017. Our “Selling, general and administrative” expenses increased $0.5 million, primarily due to additional unit based compensation expense associated with the Phantom Units granted in February 2018 to directors and employees of our general partner and its affiliates, coupled with an increase in consulting costs associated with an accounting system project. Our “Interest expense” increased $0.2 million primarily due to an increase in the interest rates we are charged under our Credit Agreement, partially offset by a lower average balance of debt outstanding for the three months ended June 30, 2018 as compared with the same period of 2017. In addition, we had a decrease in benefit from income taxes of $0.2 million due to a change in our estimate for Texas Franchise tax expense in 2017. Partially offsetting these increases was a gain of $0.4 million resulting from the five-year interest rate derivative financial instruments we entered in November 2017 discussed below.

Effective November 2017, we entered into five-year interest rate derivative financial instruments with a $100 million notional value. The derivative financial instruments establishes a range where we will pay the counterparty if the one-month LIBOR falls below the established floor rate of 1.70%, and the counterparty will pay us if the one-month LIBOR exceeds the established ceiling rate of 2.50%. The derivative financial instruments settle monthly through the termination date in October 2022. No payments or receipts are exchanged on the interest rate derivative financial instruments unless interest rates rise above or fall below a pre-determined ceiling or floor rate.

Six months ended June 30, 2018 compared with six months ended June 30, 2017
Costs associated with our corporate activities increased by $0.1 million to $9.5 million for the six months ended June 30, 2018 from $9.4 million for the six months ended June 30, 2017. Our “Selling, general and administrative” expenses increased $1.2 million, primarily due to additional unit based compensation expense associated with the Phantom Units granted in February 2018 to directors and employees of our general partner and its affiliates. Also contributing to the increase was consulting costs associated with an accounting system project. Our “Interest expense” increased $0.2 million due to an increase in the interest rates we are charged under our Credit Agreement, partially offset by a lower weighted average balance of debt outstanding during the six months ended June 30, 2018 as compared with the same period of 2017. In addition, we had a decrease in benefit from income taxes of approximately $0.1 million due to a change in our estimate for Texas Franchise tax expense in 2017. Partially offsetting the increase in costs associated with our corporate activities was a gain of $1.4 million resulting from the five-year interest rate derivative financial instruments we entered in November 2017 discussed below.

Effective November 2017, we entered into five-year interest rate derivative financial instruments with a $100 million notional value. The derivative financial instrument establish a range where we will pay the counterparty if the one-month LIBOR falls below the established floor rate of 1.70%, and the counterparty will pay us if the one-month LIBOR exceeds the established ceiling rate of 2.50%. The derivative financial instrument settle monthly through the termination date in October 2022. No payments or receipts are exchanged on interest rate derivative financial instrument unless interest rates rise above or fall below a pre-determined ceiling or floor rate.

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

The average interest rate on our outstanding indebtedness, excluding the effects of any derivatives, was 4.59% and 4.00% at June 30, 2018 and December 31, 2017, respectively. In addition to the interest we incur on our outstanding indebtedness, we pay commitment fees of 0.50% on unused commitments, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. At June 30, 2018, we were in compliance with the covenants set forth in our Credit Agreement.

The following table presents our available liquidity as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents (1)	$8.9	$7.9
Aggregate borrowing capacity under Credit Agreement	400.0	400.0
Revolving Credit Facility amounts outstanding	205.0	202.0
Letters of credit outstanding	—	—
Total available liquidity (2)	$203.9	$205.9

(1)	Excludes amounts that are restricted pursuant to our collaborative agreement with Gibson.

(2)	Pursuant to the terms of our Credit Agreement, our borrowing capacity currently is limited to 4.5 times our trailing 12-month consolidated EBITDA.

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

Cash Flows
The following table and discussion presents a summary of cash flows associated with our operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$19,588	$22,301
Investing activities	34	(25,773)
Financing activities	(17,939)	(856)
Effect of exchange rates on cash	(853)	247
Net change in cash, cash equivalents and restricted cash	$830	$(4,081)

Operating Activities
Net cash provided by operating activities decreased by $2.7 million to $19.6 million for the six months ended June 30, 2018, from $22.3 million for the six months ended June 30, 2017. The decrease is primarily due changes in working capital accounts associated with crude oil we temporarily purchased as inventory pursuant to buy-sell arrangements that we entered into during 2018. Other changes were primarily attributable to the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.

Investing Activities
There have been no significant investing activities for the six months ended June 30, 2018 compared to the use of $25.8 million for the six months ended June 30, 2017. The use in 2017 was primarily attributable to our purchase of the Stroud terminal.

Financing Activities
Net cash used in financing activities increased to $17.9 million for the six months ended June 30, 2018, from $0.9 million for the six months ended June 30, 2017. We had net borrowings on our long-term debt of $3.0 million for the six months ended June 30, 2018, compared with net repayments of $17.3 million for the six months ended June 30, 2017. The repayments of indebtedness in 2017 were attributable to the $33.7 million of net proceeds we received from the issuance of common units in May 2017. During the six months ended June 30, 2018, we paid cash distributions of $19.6 million and participant withholding taxes associated with vested Phantom Units of $1.3 million, both of which exceeded amounts paid during the six months ended June 30, 2017, for similar items.

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

The following table provides a reconciliation of Segment Adjusted EBITDA to “Net cash provided by operating activities:”

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Segment Adjusted EBITDA
Terminalling services	$16,372	$16,103	$31,383	$32,260
Fleet services	(4)	464	161	819
Corporate activities (1)	(1,354)	(1,167)	(2,992)	(2,605)
Total Adjusted EBITDA	15,014	15,400	28,552	30,474
Add (deduct):
Amortization of deferred financing costs	215	215	430	430
Deferred income taxes	(1,248)	346	(2,538)	354
Changes in accounts receivable and other assets	863	(3,440)	(6,414)	(1,310)
Changes in accounts payable and accrued expenses	4,243	(1,486)	2,978	(1,086)
Changes in deferred revenue and other liabilities	(5,735)	(1,499)	(236)	(2,737)
Interest expense, net	(2,713)	(2,513)	(5,198)	(5,116)
Benefit from income taxes	910	2,336	1,817	1,201
Foreign currency transaction gain (loss) (2)	(117)	100	94	70
Other income	—	6	—	21
Non-cash contract asset (3)	52	—	103	—
Net cash provided by operating activities	$11,484	$9,465	$19,588	$22,301

(1)	Corporate activities represent corporate and financing transactions that are not allocated to our established reporting segments.

(2)	Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

(3)
Represents the change in non-cash contract assets associated with revenue recognized in advance at blended rates based on the escalation clauses in certain of our agreements. Refer to Note 4. Revenues — Contract Assets of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report for more information.

Terminalling Services Segment
Adjusted EBITDA from our Terminalling services segment increased $0.3 million to $16.4 million for the three months ended June 30, 2018, from $16.1 million for the three months ended June 30, 2017, and decreased $0.9 million to $31.4 million for the six months ended June 30, 2018 from $32.3 million for the six months ended June 30, 2017. Refer to Results of Operations — By Segment — Terminalling Services for a discussion of the changes in terminalling services revenues and operating costs for the three and six month periods ended June 30, 2018 compared with the three and six month periods ended June 30, 2017 that contributed to the changes in Adjusted EBITDA for the respective periods. Additionally, for an analysis of the changes in working capital items, refer to the Operating activities analysis provided in the Cash Flow section above.

Fleet Services Segment
Adjusted EBITDA from our Fleet services business decreased $468 thousand to a negative $4 thousand for the three months ended June 30, 2018, from $0.5 million for the three months ended June 30, 2017 and decreased $0.7 million to $0.2 million for the six months ended June 30, 2018 from the six months ended June 30, 2017. The decrease is primarily a result of the conclusion of railcar leases on approximately 500 railcars, which reduces the adjusted EBITDA we derive from this segment. Refer to Results of Operations — By Segment — Fleet Services for additional discussion of the changes in fleet services revenues and operating costs for the three and six month periods ended June 30, 2018 compared with the three and six month periods ended June 30, 2017 that contributed to the changes in Adjusted EBITDA for the respective periods.

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

Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital expenditures, or investment capital expenditures. A majority of our assets have been in operation for fewer than five years. As a result, we do not expect to incur significant maintenance capital expenditures in the near-term to maintain the operating capacity of these assets. However, as the age of our assets increase, we expect to incur costs to maintain our assets in compliance with sound business practice, our contractual relationships and applicable regulatory requirements, some of which will be characterized as maintenance capital expenditures. We incurred $80 thousand of maintenance capital expenditures during the six months ended June 30, 2018, primarily for replacement of technological equipment for our terminalling facilities. We record routine maintenance expenses we incur in connection with the operation of our assets in “Operating and maintenance” costs in our consolidated statements of income.

We had $0.1 million of expansion capital expenditures for the six months ended June 30, 2018. We expect to fund future capital expenditures from cash on our balance sheet, cash flow generated by our operations, borrowings under our Revolving Credit Facility and the issuance of additional partnership interests or long-term debt.

Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating and investing needs. During the six months ended June 30, 2018, we received proceeds from borrowings of $18.0 million on our Revolving Credit Facility which we used for general partnership purposes, partially offset by repayments of $15.0 million.

Distributions
We intend to pay a minimum quarterly distribution of at least $0.2875 per unit per quarter. The distribution of $0.355 per unit that we expect to pay with respect to the three months ended June 30, 2018, equates to $9.5 million per quarter, or $38.2 million per year, based on the number of common, Class A, subordinated, and general partner units outstanding as of August 7, 2018. We do not have a legal obligation to distribute any particular amount per common unit. Additionally, members of our general partner’s board of directors appointed by Energy Capital Partners, if any, must approve any distributions made by us.

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

SUBSEQUENT EVENTS
Refer to Note 20. Subsequent events of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report for a discussion regarding subsequent events.

RECENT ACCOUNTING PRONOUNCEMENTS — NOT YET ADOPTED
Refer to Note 2. Accounting Standards and Significant Accounting Policies of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this report for a discussion regarding recent accounting pronouncements that we have not yet adopted.

OFF BALANCE SHEET ARRANGEMENTS
In the normal course of business, we are a party to off-balance sheet arrangements relating to various master fleet services agreements, whereby we have agreed to assign certain payment and other obligations to third party special purpose entities that are not consolidated with us. We have also entered into agreements to provide fleet services to these special purpose entities for fixed servicing fees and reimbursement of out-of-pocket expenses. The purpose of these transactions is to remove the risk to us of non-payment by our customers, which would otherwise negatively impact our financial condition and results of operations. For more information on these special purpose entities, see the discussion of our relationship with the variable interest entities described in Note 11. Nonconsolidated Variable Interest Entities to our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report. Liabilities related to these arrangements are generally not reflected in our consolidated balance sheets, and we do not expect any material impact on our cash flows, results of operations or financial condition as a result of these off-balance sheet arrangements.

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

We applied the right-to-invoice practical expedient to contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

	At June 30, 2018			At December 31, 2017
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Collar Agreements Maturing in 2022
Ceiling	$100,000,000	2.5%	$2,086	$938
Floor	$100,000,000	1.7%	(455)	(755)
Total			$1,631	$183

Item 4.	Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We did not make any changes in our internal control over financial reporting during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the ordinary course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. No material changes to such risk factors have occurred during the three and six months ended June 30, 2018.
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

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	August 7, 2018	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	August 7, 2018	By:	/s/ Adam Altsuler
Adam Altsuler Senior Vice President and Chief Financial Officer (Principal Financial Officer)