Form 10-Q
period 2018-09-30
USD Partners LP
filed 2018-11-06
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒
As of November 2, 2018, there were 21,915,642 common units, 4,185,418 subordinated units, 38,750 Class A units and 461,136 general partner units outstanding.

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

i

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited; in thousands, except per unit amounts)
Revenues
Terminalling services	$21,728	$19,805	$65,560	$65,463
Terminalling services — related party	5,715	4,737	15,414	9,091
Fleet leases	—	643	—	1,929
Fleet leases — related party	984	1,013	2,951	2,794
Fleet services	80	470	505	1,405
Fleet services — related party	227	218	682	776
Freight and other reimbursables	852	118	3,780	483
Freight and other reimbursables — related party	—	—	4	1
Total revenues	29,586	27,004	88,896	81,942
Operating costs
Subcontracted rail services	3,674	2,340	10,047	6,148
Pipeline fees	5,267	5,973	16,109	16,802
Fleet leases	984	1,656	2,961	4,723
Freight and other reimbursables	852	118	3,784	484
Operating and maintenance	1,360	749	3,553	2,050
Selling, general and administrative	2,463	2,221	7,912	6,898
Selling, general and administrative — related party	1,893	1,477	5,640	4,305
Depreciation and amortization	5,271	5,254	15,807	15,164
Total operating costs	21,764	19,788	65,813	56,574
Operating income	7,822	7,216	23,083	25,368
Interest expense	2,827	2,388	8,025	7,508
Loss (gain) associated with derivative instruments	(413)	667	(1,823)	1,279
Foreign currency transaction gain	(89)	(457)	(183)	(527)
Other expense (income), net	(1)	(52)	71	(65)
Income before income taxes	5,498	4,670	16,993	17,173
Benefit from income taxes	(430)	(605)	(2,247)	(1,806)
Net income	$5,928	$5,275	$19,240	$18,979
Net income attributable to limited partner interests	$5,719	$5,127	$18,616	$18,517
Net income per common unit (basic and diluted)	$0.21	$0.20	$0.72	$0.77
Weighted average common units outstanding	21,915	19,538	21,480	17,380
Net income per subordinated unit (basic and diluted)	$0.21	$0.19	$0.71	$0.76
Weighted average subordinated units outstanding	4,185	6,278	4,569	6,661

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited; in thousands)
Net income	$5,928	$5,275	$19,240	$18,979
Other comprehensive income (loss) — foreign currency translation	997	2,105	(1,791)	4,021
Comprehensive income	$6,925	$7,380	$17,449	$23,000

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(unaudited; in thousands)
Cash flows from operating activities:
Net income	$19,240	$18,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,807	15,164
Loss (gain) associated with derivative instruments	(1,823)	1,279
Settlement of derivative contracts	(38)	242
Unit based compensation expense	4,333	2,962
Deferred income taxes	(3,269)	(293)
Other	719	664
Changes in operating assets and liabilities:
Accounts receivable	(3,459)	267
Accounts receivable — related party	2,450	(224)
Prepaid expenses and other assets	372	1,469
Other assets — related party	59	—
Accounts payable and accrued expenses	272	990
Accounts payable and accrued expenses — related party	(2,061)	(43)
Deferred revenue and other liabilities	(403)	(4,861)
Deferred revenue — related party	17	948
Net cash provided by operating activities	32,216	37,543
Cash flows from investing activities:
Additions of property and equipment	(443)	(26,708)
Proceeds from the sale of assets	236	—
Net cash used in investing activities	(207)	(26,708)
Cash flows from financing activities:
Distributions	(29,573)	(25,532)
Vested phantom units used for payment of participant taxes	(1,350)	(1,072)
Net proceeds from issuance of common units	—	33,700
Proceeds from long-term debt	20,000	44,000
Repayments of long-term debt	(21,000)	(66,342)
Net cash used in financing activities	(31,923)	(15,246)
Effect of exchange rates on cash	(679)	242
Net change in cash, cash equivalents and restricted cash	(593)	(4,169)
Cash, cash equivalents and restricted cash — beginning of period	13,788	17,138
Cash, cash equivalents and restricted cash — end of period	$13,195	$12,969

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited; in thousands, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$7,361	$7,874
Restricted cash	5,834	5,914
Accounts receivable, net	7,601	4,171
Accounts receivable — related party	903	410
Prepaid expenses	1,848	2,545
Other current assets	172	43
Other current assets — related party	79	79
Total current assets	23,798	21,036
Property and equipment, net	142,117	146,573
Intangible assets, net	89,857	99,312
Goodwill	33,589	33,589
Other non-current assets	2,364	328
Other non-current assets — related party	114	174
Total assets	$291,839	$301,012

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$2,995	$2,670
Accounts payable and accrued expenses — related party	795	244
Deferred revenue	3,071	3,291
Deferred revenue — related party	1,968	1,986
Other current liabilities	2,491	2,339
Total current liabilities	11,320	10,530
Long-term debt, net	200,247	200,627
Deferred income tax liabilities, net	1,107	4,490
Other non-current liabilities	386	475
Total liabilities	213,060	216,122
Commitments and contingencies
Partners’ capital
Common units (21,915,359 and 19,537,971 outstanding at September 30, 2018 and December 31, 2017, respectively)	112,782	136,645
Class A units (38,750 and 82,500 outstanding at September 30, 2018 and December 31, 2017, respectively)	987	1,468
Subordinated units (4,185,418 and 6,278,127 outstanding at September 30, 2018 and December 31, 2017, respectively)	(38,436)	(55,237)
General partner units (461,136 outstanding at September 30, 2018 and December 31, 2017)	3,403	180
Accumulated other comprehensive income	43	1,834
Total partners’ capital	78,779	84,890
Total liabilities and partners’ capital	$291,839	$301,012

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Nine Months Ended September 30,
	2018		2017
	Units	Amount	Units	Amount
	(unaudited; in thousands, except unit amounts)
Common units
Beginning balance	19,537,971	$136,645	14,185,599	$128,903
Conversion of units	2,131,459	(18,245)	2,162,084	(19,047)
Common units issued for vested phantom units	245,929	(1,350)	190,016	(1,072)
Issuance of common units	—	—	3,000,000	33,700
Net income	—	15,337	—	13,421
Unit based compensation expense	—	3,753	—	2,677
Distributions	—	(23,358)	—	(17,594)
Ending balance	21,915,359	112,782	19,537,699	140,988
Class A units
Beginning balance	82,500	1,468	138,750	1,929
Conversion of units	(38,750)	(674)	(46,250)	(606)
Net income	—	33	—	75
Unit based compensation expense	—	144	—	356
Forfeited units	(5,000)	73	(10,000)	(247)
Distributions	—	(57)	—	(109)
Ending balance	38,750	987	82,500	1,398
Subordinated units
Beginning balance	6,278,127	(55,237)	8,370,836	(70,936)
Conversion of units	(2,092,709)	18,919	(2,092,709)	19,653
Net income	—	3,246	—	5,021
Unit based compensation expense	—	26	—	23
Distributions	—	(5,390)	—	(7,294)
Ending balance	4,185,418	(38,436)	6,278,127	(53,533)
General Partner units
Beginning balance	461,136	180	461,136	356
Capital contribution	—	3,366	—	—
Net income	—	624	—	462
Unit based compensation expense	—	1	—	1
Distributions	—	(768)	—	(535)
Ending balance	461,136	3,403	461,136	284
Accumulated other comprehensive income (loss)
Beginning balance		1,834		(1,726)
Cumulative translation adjustment		(1,791)		4,021
Ending balance		43		2,295
Total partners’ capital at September 30,		$78,779		$91,432

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
USD Partners LP and its consolidated subsidiaries, collectively referred to herein as we, us, our, the Partnership and USDP, is a fee-based, growth-oriented master limited partnership formed in 2014 by US Development Group, LLC, or USD, through its wholly-owned subsidiary, USD Group LLC, or USDG. We were formed to acquire, develop and operate midstream infrastructure and complementary logistics solutions for crude oil, biofuels and other energy-related products. We generate substantially all of our operating cash flows from multi-year, take-or-pay contracts with primarily investment grade customers, including major integrated oil companies, refiners and marketers. Our network of crude oil terminals facilitate the transportation of heavy crude oil from Western Canada to key demand centers across North America. Our operations include railcar loading and unloading, storage and blending in onsite tanks, inbound and outbound pipeline connectivity, truck transloading, as well as other related logistics services. We also provide our customers with leased railcars and fleet services to facilitate the transportation of liquid hydrocarbons and biofuels by rail. We do not generally take ownership of the products that we handle, nor do we receive any payments from our customers based on the value of such products. We may on occasion enter into buy-sell arrangements in which we take temporary title to commodities while in our terminals. We expect such arrangements to be at fixed prices where we do not take commodity price exposure. Our common units are traded on the New York Stock Exchange, or NYSE, under the symbol USDP.

Basis of Presentation
Our accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of our management, they contain all adjustments, consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of September 30, 2018, our results of operations for the three and nine months ended September 30, 2018 and 2017, and our cash flows for the nine months ended September 30, 2018 and 2017. We derived our consolidated balance sheet as of December 31, 2017 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Our results of operations for the three and nine months ended September 30, 2018 and 2017 should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update 2014-09, or ASU 2014-09, Revenue from Contracts with Customers, or ASC 606, and Accounting Standards Update 2016-18, or ASU 2016-18, Statement of Cash Flows, Restricted Cash, as discussed in Note 2. Recent Accounting Pronouncements. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards.

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

2. RECENT ACCOUNTING PROUNOUNCEMENTS
Recently Adopted Accounting Pronouncements
ASU No. 2016-18
In November 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-18, which amends the FASB Accounting Standards Codification, or ASC, Topic 230 to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when we reconcile the beginning-of-period and end-of-period total amounts shown on our consolidated statements of cash flows.

We adopted the provisions of ASU 2016-18 retrospectively on January 1, 2018. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the consolidated statements of cash flows, net cash flows for the nine months ended September 30, 2017 increased by $5.1 million.

ASU No. 2014-09
In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, or ASC 606, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most previously required revenue recognition guidance, including industry-specific guidance. We adopted the provisions of ASC 606 using the full retrospective method on January 1, 2018. We applied the standard’s right-to-invoice practical expedient on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

We revised our consolidated financial statements from amounts previously reported due to our adoption of ASC 606 as presented in the following discussion and tables:

Terminalling Services Revenue and Deferred Revenue — Terminalling services revenue decreased by $2.0 million and $1.8 million for the three and nine months ended September 30, 2017, respectively, due to our adoption of ASC 606. The changes to our Terminalling services revenue represent the recognition of previously deferred revenue in connection with payments we receive from customers of our Hardisty terminal for their minimum monthly volume commitments for the respective periods in connection with our adoption of ASC 606. We have historically deferred recognition of all such amounts due to the make-up rights we have granted customers of our Hardisty terminal for periods up to six months following the month for which the minimum volume commitments were paid. Historically, breakage associated with these make-up rights options has approximated 100%. Breakage rates are regularly evaluated and modified as necessary to reflect our current expectations and experience. The balance of our deferred revenue at December 31, 2017, decreased by $21.9 million due to our adoption of ASC 606.

Pipeline Fees and Prepaid Expenses — Our “Pipeline fees” expense decreased by $0.4 million for both the three and nine months ended September 30, 2017. We have historically recorded amounts paid to Gibson Energy Partnership, or Gibson, for pipeline fees as a prepaid expense, which we have recognized as expense concurrently with our recognition of revenue associated with the expiration of the make-up rights we granted to customers of our Hardisty terminal. As a result of our recognition of a portion of the previously deferred revenue, we concurrently recognized a proportionate amount of the prepaid pipeline fees as expense in connection with our adoption of ASC 606. The balance of prepaid expenses at December 31, 2017, decreased by $6.4 million due to our adoption of ASC 606.

Provision for Income Taxes and Non-current Deferred Income Tax Liability — Our benefit from income taxes increased by $0.4 million for both the three and nine months ended September 30, 2017. The change in our benefit for income taxes is attributable to the lower income resulting from changes in “Pipeline fees” and “Terminalling services revenue” associated with our adoption of ASC 606 as discussed above, which affected our benefit for income taxes and the related non-current deferred income tax liability. The balance of our deferred income tax liability at December 31, 2017, increased by $3.9 million due to our adoption of ASC 606.

Other Comprehensive Income (Loss) — Foreign Currency Translation and Accumulated Other Comprehensive Income (Loss) — Our translation of the foregoing items within the consolidated income statements and balance sheets of our Canadian subsidiaries resulted in changes to the amounts reported in our consolidated statements of comprehensive income for “Other comprehensive income (loss) — foreign currency translation” and the related amount for “Accumulated other comprehensive income” included in our consolidated balance sheets. The functional currency of our Hardisty terminal is the Canadian dollar, which we translate into U.S. dollars for reporting in our consolidated financial statements. We had an increase of $0.4 million and $0.9 million in our “Other comprehensive income (loss) — foreign currency translation” for the three and nine months ended September 30, 2017, respectively. The balance of “Accumulated other comprehensive income” at December 31, 2017, increased by $0.2 million due to our adoption of ASC 606.

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

The following tables show the adjustments for our adoption of ASC 606 and the resulting balances for each affected line item in our consolidated statements of income for the period indicated:

	Three months ended September 30, 2017
	As reported	Adjustments	As adjusted
	(in thousands)
Revenues	$28,981	$(1,977)	$27,004
Operating costs	20,182	(394)	19,788
Operating income	8,799	(1,583)	7,216
Other income, net	(48)	(4)	(52)
Income before income taxes	6,249	(1,579)	4,670
Benefit from income taxes	(178)	(427)	(605)
Net income	6,427	(1,152)	5,275

	Nine months ended September 30, 2017
	As reported	Adjustments	As adjusted
	(in thousands)
Revenues	$83,722	$(1,780)	$81,942
Operating costs	56,925	(351)	56,574
Operating income	26,797	(1,429)	25,368
Other income, net	(40)	(25)	(65)
Income before income taxes	18,577	(1,404)	17,173
Benefit from income taxes	(1,427)	(379)	(1,806)
Net income	20,004	(1,025)	18,979
The following table shows the adjustments for our adoption of ASC 606 and ASU 2016-18 and the resulting balance for each affected line item in our consolidated statements of cash flow for the period indicated:

	Nine months ended September 30, 2017
	As reported	Adjustments	As adjusted
	(in thousands)
Net income	$20,004	$(1,025)	$18,979
Deferred income taxes	86	(379)	(293)
Prepaid expenses and other assets	1,819	(350)	1,469
Deferred revenue and other liabilities	(6,733)	1,872	(4,861)
Deferred revenue — related party	1,066	(118)	948
Net cash provided by operating activities	38,228	(685)	37,543
Effect of exchange rates on cash	(148)	390	242
Net change in cash, cash equivalents and restricted cash	(3,874)	(295)	(4,169)
Cash, cash equivalents and restricted cash — beginning of period	11,705	5,433	17,138
Cash, cash equivalents and restricted cash — end of period	7,831	5,138	12,969
The following table shows the adjustments for our adoption of ASC 606 and the resulting balance for each affected line item in our consolidated balance sheet for the period indicated:

	December 31, 2017
	As reported	Adjustments	As adjusted
	(in thousands)
Assets:
Accounts receivable, net	$4,137	$34	$4,171
Prepaid expenses	8,957	(6,412)	2,545
Liabilities:
Deferred revenue	22,011	(18,720)	3,291
Deferred revenue — related party	5,115	(3,129)	1,986
Deferred income tax liabilities, net	614	3,876	4,490

The cumulative effect of the change on our partners’ capital accounts at January 1, 2017 was as follows:

Partners’ Capital Account	Amount As reported	Cumulative Effect	Retrospectively Adjusted Amount
	(in thousands)
Common units	$122,802	$6,101	$128,903
Class A units	1,811	118	1,929
Subordinated units	(76,749)	5,813	(70,936)
General partner	111	245	356
Accumulated other comprehensive loss	(1,157)	(569)	(1,726)
Total partners’ capital	$46,818	$11,708	$58,526
Please refer to Note 4. Revenues for additional information regarding our adoption of ASC 606.

Recent Accounting Pronouncements Not Yet Adopted
Compensation — Stock Compensation
In June 2018, the FASB issued Accounting Standards Update No. 2018-07, or ASU 2018-07, which amends ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendment specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The provisions of this standard will affect the manner in which we value the phantom units we grant to our directors and consultants domiciled in the United States, but it is not expected to have a material impact on our operating results, cash flows or financial position.

This pronouncement is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Although early adoption of ASU 2018-07 is permitted, we do not expect to early adopt the provisions of this standard.

Intangibles — Goodwill and Other
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, or ASU 2017-04, which amends ASC Topic 350 to modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Pursuant to the provisions of ASU 2017-04, an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Rather, an entity will recognize an impairment loss for the amount by which the carrying amount of a reporting unit exceeds the reporting unit’s fair value. However, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

The pronouncement is effective for fiscal years beginning after December 15, 2019, or for any interim impairment testing within those fiscal years and is required to be applied prospectively, with early adoption permitted. We do not expect to early adopt the provisions of this standard. Any impairment assessment we perform subsequent to our adoption of the standard could produce an impairment of goodwill in a different amount than would result under current guidance to the extent the carrying amount of a reporting unit exceeds its fair value.

Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, or ASU 2016-02, which amends ASC Topic 842 to require balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The amendment provides an option that permits us to elect not to recognize the lease assets and liabilities for leases with a term of 12 months or less. The pronouncement is effective for years beginning after December 15, 2018, and early adoption is permitted. In July 2018, the FASB issued ASU 2018-11 providing another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, or prospectively. Additionally, the FASB has issued and is likely to continue issuing Accounting Standards Updates to clarify application of the guidance in the original standard and to provide practical expedients for implementing the standard, all of which will be effective upon adoption.

We continue to assess the impact our adoption of ASU 2016-02 will have on our consolidated financial statements, but we currently cannot reasonably estimate the effect. We do not currently recognize operating leases in our balance sheets as will be required by ASU 2016-02, but we record payments for operating leases as rent expense as incurred. Our process for implementing ASU 2016-02 involves evaluating all of our existing leases with terms greater than 12 months to quantify the impact to our financial statements, developing accounting policies and internal control processes to address adherence to the requirements of the standard, evaluating the capability of existing accounting systems and any enhancements needed, determining the need to modify any bank or debt compliance requirements, and training and educating our workforce and the investment community regarding the financial statement impact that application of the standard will have. We have completed steps to identify, accumulate and categorize our lease agreements into homogeneous groups to evaluate the particular terms and conditions for each type of agreement in relation to the requirements of ASU 2016-02 and are evaluating the accounting impact, commonly referred to as an “Impact Assessment.” We have also progressed with the development of accounting policies and internal control processes for lease items identified in the performance of our impact assessment. Additionally, we are developing resources to facilitate management of the information necessary to properly account for and report new and existing leases pursuant to the provisions of ASC 842. We will adopt the provisions of this standard on January 1, 2019, prospectively, pursuant to the provisions of ASU 2018-11.

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

Our computation of net income per limited partner unit excludes the effects of 1,239,488 phantom unit awards outstanding for the three and nine months ended September 30, 2018 and 1,135,223 phantom unit awards outstanding for the three and nine months ended September 30, 2017, as they were anti-dilutive for each of the periods presented. We determined basic and diluted net income per limited partner unit as set forth in the following tables:

	Three Months Ended September 30, 2018
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$4,794	$916	$9	$209	$5,928
Less: Distributable earnings (2)	8,200	1,566	14	280	10,060
Distributions in excess of earnings	$(3,406)	$(650)	$(5)	$(71)	$(4,132)
Weighted average units outstanding (3)	21,915	4,185	39	461	26,600
Distributable earnings per unit (4)	$0.37	$0.37	$0.36
Overdistributed earnings per unit (5)	(0.16)	(0.16)	(0.13)
Net income per limited partner unit (basic and diluted)	$0.21	$0.21	$0.23

(1)
Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $107 thousand attributed to the general partner for its incentive distribution rights.

(2)
Represents the distributions payable for the period based upon the quarterly distribution amount of $0.3575 per unit, or $1.43 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $443 thousand distributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding for the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

	Three Months Ended September 30, 2017
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$3,911	$1,200	$16	$148	$5,275
Less: Distributable earnings (2)	7,030	$2,260	29	223	9,542
Distributions in excess of earnings	$(3,119)	$(1,060)	$(13)	$(75)	$(4,267)
Weighted average units outstanding (3)	19,538	6,278	84	461	26,361
Distributable earnings per unit (4)	$0.36	$0.36	$0.35
Overdistributed earnings per unit (5)	(0.16)	(0.17)	(0.16)
Net income per limited partner unit (basic and diluted)	$0.20	$0.19	$0.19

(1)
Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $57 thousand attributed to the general partner for its incentive distribution rights.

(2)
Represents the distributions paid for the period based upon the quarterly distribution of $0.345 per unit, or $1.38 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $392 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding for the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

	For the Nine Months Ended September 30, 2018
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$15,337	$3,246	$33	$624	$19,240
Less: Distributable earnings (2)	24,432	4,665	42	805	29,944
Distributions in excess of earnings	$(9,095)	$(1,419)	$(9)	$(181)	$(10,704)
Weighted average units outstanding (3)	21,480	4,569	46	461	26,556
Distributable earnings per unit (4)	$1.14	$1.02	$0.91
Overdistributed earnings per unit (5)	(0.42)	(0.31)	(0.20)
Net income per limited partner unit (basic and diluted)	$0.72	$0.71	$0.71

(1)
Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $291 thousand attributed to the general partner for its incentive distribution rights.

(2)
Represents the per unit distributions paid of $0.3525 per unit for the three months ended March 31, 2018, $0.355 per unit for the three months ended June 30, 2018, and $0.3575 per unit distributable for the three months ended September 30, 2018, representing a year-to-date distribution amount of $1.065 per unit. Amounts presented for each class of units include a proportionate amount of the $881 thousand distributed and $443 thousand distributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding for the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

	For the Nine Months Ended September 30, 2017
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$13,421	$5,021	$75	$462	$18,979
Less: Distributable earnings (2)	19,782	6,697	91	600	27,170
Distributions in excess of earnings	$(6,361)	$(1,676)	$(16)	$(138)	$(8,191)
Weighted average units outstanding (3)	17,380	6,661	98	461	24,600
Distributable earnings per unit (4)	$1.14	$1.01	$0.93
Overdistributed earnings per unit (5)	(0.37)	(0.25)	(0.16)
Net income per limited partner unit (basic and diluted)	$0.77	$0.76	$0.77

(1)
Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $109 thousand attributed to the general partner for its incentive distribution rights.

(2)
Represents the distributions paid for the period based upon the quarterly distribution amount of $0.335 per unit for the three months ended March 31, 2017, $0.34 per unit for the three months ended June 30, 2017 and $0.345 per unit for the three months ended September 30, 2017, representing a year-to-date distribution amount of $1.02 per unit. Amounts presented for each class of units include a proportionate amount of the $1,177 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Long-Term Incentive Plan.

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

	Three Months Ended September 30, 2018
	U.S.	Canada	Total
	(in thousands)
Third party	$10,802	$11,858	$22,660
Related party	$2,199	$4,727	$6,926

	Three Months Ended September 30, 2017
	U.S.	Canada	Total
	(in thousands)
Third party	$8,749	$12,287	$21,036
Related party	$1,231	$4,737	$5,968

	Nine Months Ended September 30, 2018
	U.S.	Canada	Total
	(in thousands)
Third party	$33,970	$35,875	$69,845
Related party	$5,013	$14,038	$19,051

	Nine Months Ended September 30, 2017
	U.S.	Canada	Total
	(in thousands)
Third party	$29,824	$39,456	$69,280
Related party	$3,571	$9,091	$12,662

Terminalling Services Revenues
We derive a majority of our revenues from contracts to provide terminalling services, which include pipeline transportation, storage, loading and unloading of crude oil and related products from and into railcars and trucks, as well as the transloading of biofuels from railcars into trucks. Our terminalling services agreements for crude oil and related products are generally established under multi-year, take-or-pay provisions that require monthly payments from our customers for their minimum monthly volume commitments in exchange for our performance of the terminalling services enumerated above. Our terminalling services for biofuels typically require monthly payments for actual volumes handled. Variable consideration, such as volume-based pricing, included in our agreements is typically resolved within the applicable accounting period.

We recognize revenue for the terminalling services we provide based upon the contractual rates set forth in our agreements related to throughput volumes. We recognize revenue over time as we render services based on the throughput delivered as this best represents the value we provide to customers for our services. Substantially all of the contracted capacity at our Casper, Hardisty and Stroud terminals is contracted under multi-year agreements that contain “take-or-pay” provisions where we are entitled to the payment of minimum monthly commitment fees from our customers, regardless of whether the specified throughput to which the customer committed is achieved.

Our terminalling services agreements generally grant our customers make-up rights that allow them to load volumes in excess of their minimum monthly commitment in future periods, without additional charge, to the extent capacity is available for the excess volume. With respect to the Casper terminal, the make-up rights generally expire within the three-month period, representing a calendar quarter, for which the volumes were originally committed. With respect to the Hardisty and Stroud terminals, the make-up rights typically expire, if unused, in subsequent periods up to six months following the period for which the volumes were originally committed. We currently recognize substantially all of the amounts we receive for minimum commitment fees as revenue when collected, since breakage associated with these make-up rights options approximates 100% based on our experience and expectations around usage of these options. Breakage rates are regularly evaluated and modified as necessary to reflect our current expectations and experience. If we do not expect to be entitled to a breakage amount, we defer the recognition of revenue associated with volumes that are below the minimum monthly commitment until we determine that the likelihood that the customer will be able to make up the minimum volume is remote. If we expect to be entitled to a breakage amount, we estimate the expected breakage and recognize the expected breakage amount as revenue in proportion to the trend of rights exercised by the customer.

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

Railroad Incentives
In December 2013, USD Terminals Canada ULC, or USDTC, entered into a binding agreement with Canadian Pacific Railway Limited, which we refer to as CP, effective with the commencement of the Hardisty terminal operations in June 2014, whereby in consideration for CP being the sole rail freight transportation service provider at the Hardisty terminal for certain customers, CP agreed to pay USDTC an average incentive payment amount of C$100 per railcar shipped up to a maximum of C$12.5 million through mid-2017. We recognized the amounts we received in “Other income, net” in our consolidated statements of income, as we utilized the services of CP pursuant to the terms of the agreement. Such amounts were not material for any period presented herein and the agreement terminated in June 2017.

Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our terminalling and fleet services agreements as of September 30, 2018 are as follows for the periods indicated:

	For the three months ended December 31, 2018	2019	2020	Thereafter	Total
	(in thousands)
Terminalling Services (1) (2)	$24,513	$91,692	$57,458	$80,668	$254,331
Fleet Services	257	1,030	1,030	2,324	4,641
Total	$24,770	$92,722	$58,488	$82,992	$258,972

(1) The majority of our terminalling services agreements are denominated in Canadian dollars. We have converted the remaining performance obligations provided herein using the year-to-date average exchange rate of 0.7769 U.S. dollars per one Canadian dollar at September 30, 2018.
(2) Includes fixed monthly minimum commitment fees per contracts and excludes constrained variable consideration for rate-escalation associated with an index, such as the consumer price index, as well as any incremental revenue associated with volume activity above the minimum volumes set forth within the contracts.

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

Contract Assets
Our contract assets represent cumulative revenue that has been recognized in advance of billing the customer due to tiered billing provisions. In such arrangements, revenue is recognized using a blended rate based on the billing tiers of the agreement, as the services are consistently provided throughout the duration of the contractual arrangement. We have included contract assets of $188 thousand and $34 thousand as of September 30, 2018 and December 31, 2017, respectively, in “Other non-current assets” on our consolidated balance sheets.

Contract Liabilities
Our contract liabilities consist of amounts collected in advance from customers associated with their terminalling and fleet services agreements, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We have included contract liabilities with third-party customers of $3.1 million and $3.3 million as of September 30, 2018 and December 31, 2017, respectively, in “Deferred revenue.” We have included contract liabilities with related party customers of $1.6 million as of September 30, 2018 and December 31, 2017, in “Deferred revenue — related party” on our consolidated balance sheets.

The following table presents the changes associated with the balance of our contract liabilities for the nine months ended September 30, 2018:

	December 31, 2017	Cash Additions for Customer Prepayments	Revenue Recognized	September 30, 2018
	(in thousands)
Customer prepayments	$3,291	$3,071	$(3,291)	$3,071
Customer prepayments — related party (1)	$1,576	$1,558	$(1,576)	$1,558

(1)
Includes contract liabilities associated with customer prepayments from related parties. Refer to Note 11. Transactions with Related Parties for additional discussion of deferred revenues associated with related parties.

Deferred Revenue — Fleet Leases
Our deferred revenue also includes advance lease payments from customers of our Fleet services business, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We have likewise prepaid the rent on railcar leases that are associated with the fleet services deferred revenues, which we will recognize as expense concurrently with our recognition of the associated revenue. We have included $0.4 million at September 30, 2018 and December 31, 2017 in “Deferred revenue — related party” on our consolidated balance sheets associated with customer prepayments for our fleet lease agreements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amounts shown in our consolidated statements of cash flows for the specified periods:

	September 30,
	2018	2017
	(in thousands)
Cash and cash equivalents	$7,361	$7,831
Restricted Cash	5,834	5,138
Total cash, cash equivalents and restricted cash	$13,195	$12,969

6. PROPERTY AND EQUIPMENT
Our property and equipment consist of the following as of the dates indicated:

	September 30, 2018	December 31, 2017	Estimated Depreciable Lives (Years)
	(in thousands)
Land	$10,162	$10,245	N/A
Trackage and facilities	126,561	128,568	10-30
Pipeline	16,336	16,336	20-25
Equipment	16,522	12,926	3-20
Furniture	66	67	5-10
Total property and equipment	169,647	168,142
Accumulated depreciation	(28,207)	(22,369)
Construction in progress (1)	677	800
Property and equipment, net	$142,117	$146,573

(1)
The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that is not yet ready to be placed into productive service as of the respective consolidated balance sheet date.

Depreciation expense associated with Property and equipment totaled $2.1 million for the three months ended September 30, 2018 and 2017, and $6.4 million and $5.7 million for the nine months ended September 30, 2018 and 2017, respectively.

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. Our goodwill originated from our acquisition of the Casper terminal, which is included in our Terminalling services segment. As of September 30, 2018, the carrying amount of our goodwill was $33.6 million.

We test goodwill for impairment annually based on the carrying values of our reporting units on the first day of the third quarter of each year or more frequently if events or changes in circumstances suggest that the fair value of a reporting unit is less than its carrying value. During the third quarter of 2018, we completed our annual goodwill impairment analysis and determined that the fair value of the Casper terminal reporting unit exceeded its carrying value at July 1, 2018. An impairment charge would have resulted if our estimate of the fair value of the Casper terminal reporting unit was approximately 20% less than the amount determined. The critical assumptions used in our analysis include the following:

(1)	A weighted average cost of capital of 11%;

(2)	A capital structure consisting of approximately 40% debt and 60% equity;

(3)	A range of EBITDA multiples derived from equity prices of public companies with similar operating and investment characteristics, from 8.25x to 9.25x; and

(4)	A range of EBITDA multiples for transactions based on actual sales and purchases of comparable businesses, from 9.0x to 10.0x.

We measured the fair value of our Casper terminal reporting unit by using an income analysis, market analysis and transaction analysis with weightings of 50%, 25% and 25%, respectively. Our estimate of fair value required us to use significant unobservable inputs representative of a Level 3 fair value measurement, including assumptions related to the future performance of our Casper terminal. We have not observed any events or circumstances subsequent to our analysis that would suggest the fair value of our Casper terminal is below its carrying amount as of September 30, 2018.

Intangible Assets
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in thousands)
Carrying amount:
Customer service agreements	$125,960	$125,960
Other	106	106
Total carrying amount	126,066	126,066
Accumulated amortization:
Customer service agreements	(36,178)	(26,731)
Other	(31)	(23)
Total accumulated amortization	(36,209)	(26,754)
Total intangible assets, net	$89,857	$99,312

Amortization expense associated with intangible assets totaled $3.2 million for each of the three months ended September 30, 2018 and 2017 and $9.5 million for each of the nine months ended September 30, 2018 and 2017.

8. DEBT
We have a senior secured credit agreement, the Credit Agreement that consists of a $400 million revolving credit facility (subject to the limits set forth therein), the Revolving Credit Facility, with Citibank, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement is a five year committed facility that matures on October 15, 2019. On November 2, 2018, we amended and restated our Credit Agreement as discussed in more detail in Note 19. Subsequent Events.

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

Our long-term debt balances included the following components as of the specified dates:

	September 30, 2018	December 31, 2017
	(in thousands)
Revolving Credit Facility	201,000	202,000
Less: Deferred financing costs, net	(753)	(1,373)
Total long-term debt, net	$200,247	$200,627

We determined the capacity available to us under the terms of our Credit Agreement was as follows as of the specified dates:

	September 30, 2018	December 31, 2017
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$400.0	$400.0
Less: Revolving Credit Facility amounts outstanding	201.0	202.0
Letters of credit outstanding	—	—
Available under Credit Agreement (1)	$199.0	$198.0

(1)	Pursuant to the terms of our Credit Agreement, our borrowing capacity, currently, is limited to 4.5 times our trailing 12-month consolidated EBITDA.

The average interest rate on our outstanding indebtedness was 4.72% and 4.00% at September 30, 2018 and December 31, 2017, respectively. In addition to the interest we incur on our outstanding indebtedness, we pay commitment fees of 0.50% on unused commitments, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. At September 30, 2018, we were in compliance with the covenants set forth in our Credit Agreement.

Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Interest expense on the Credit Agreement	$2,611	$2,172	$7,379	$6,862
Amortization of deferred financing costs	216	216	646	646
Total interest expense	$2,827	$2,388	$8,025	$7,508

9. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred $5.3 million and $6.0 million of expenses for the three months ended September 30, 2018 and 2017, respectively, and $16.1 million and $16.8 million for the nine months ended September 30, 2018 and 2017, respectively which are presented as “Pipeline fees” in our consolidated statements of income.

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

The following table summarizes the total assets and liabilities between us and the VIEs as reflected in our consolidated balance sheets at September 30, 2018 and December 31, 2017, as well as our maximum exposure to losses from entities in which we have a variable interest, but are not the primary beneficiary. Generally, our maximum exposure to losses is limited to amounts receivable for services we provided, reduced by any deferred revenue.

	September 30, 2018
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable	$27	$—	$7
Deferred revenue	—	20	—
	$27	$20	$7

	December 31, 2017
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable	$30	$—	$—
Deferred revenue	—	284	—
	$30	$284	$—

We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 1,983 railcars to the VIEs, but we have retained certain rights and obligations with respect to the servicing of these railcars.

During the quarter ended September 30, 2018, we provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

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

The total amounts charged to us under the omnibus agreement for the three months ended September 30, 2018 and 2017, were $1.9 million and $1.5 million, respectively, and for the nine months ended September 30, 2018 and 2017 were $5.6 million and $4.3 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of income. At September 30, 2018 and December 31, 2017, we had balances payable related to these costs of $0.4 million and $0.2 million respectively, recorded as “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.

Marketing Services Agreement
In connection with our purchase of the Stroud terminal, we entered into a Marketing Services Agreement with USDM effective as of May 31, 2017, whereby we granted USDM the right to market the capacity at the Stroud terminal in excess of the original capacity of our initial customer in exchange for a nominal per barrel fee. USDM is obligated to fund any related capital costs associated with increasing the throughput or efficiency of the terminal to handle additional throughput. Upon expiration of our contract with the initial Stroud terminal customer in June 2020, the same marketing rights will apply to all throughput at the Stroud terminal in excess of the throughput necessary for the Stroud terminal to generate Adjusted EBITDA that is at least equal to the average monthly Adjusted EBITDA derived from the initial Stroud terminal customer during the 12 months prior to expiration. We also granted USDG the right to develop other projects at the Stroud terminal in exchange for the payment to us of market-based compensation for the use of our property for such development projects. Any such development projects would be wholly-owned by USDG and would be subject to our existing right of first offer with respect to midstream projects developed by USDG. Payments made under the Marketing Services Agreement during the periods presented in this report are discussed below under the heading “Related Party Revenue and Deferred Revenue.”

Contribution of Capital at the Stroud Terminal
Pursuant to the Marketing Services Agreement discussed above, USDM provided a temporary steaming solution and constructed a permanent steaming solution at the Stroud terminal to alleviate operational railcar unloading issues that resulted from cold weather at the terminal. The construction of the steaming equipment was completed in July 2018 and contributed to us. The non-cash capital contribution that was valued at the original cost of constructing the asset, resulting in a $3.4 million increase in “Property and equipment” and the capital account of our general partner included in “General Partner units” on our September 30, 2018 consolidated balance sheet. We did not issue additional General Partner units in connection with this contribution.

Related Party Revenue and Deferred Revenue
We have agreements to provide terminalling and fleet services for USDM with respect to our Hardisty terminal and terminalling services with respect to our Stroud terminal, which also include reimbursement to us for certain out-of-pocket expenses we incur.

In connection with our acquisition of the Stroud terminal, USDM assumed the rights and obligations for additional terminalling capacity at our Hardisty terminal from another customer, effective as of June 1, 2017, to facilitate the origination of crude oil barrels by the Stroud terminal customer from our Hardisty terminal for delivery to the Stroud terminal. As a result of the assumption of these rights and obligations by USDM, and in order to accommodate the needs of the Stroud terminal customer, the contracted term for the capacity held by USDM has been extended to June 30, 2020. USDM controls approximately 25% of the available monthly capacity of the Hardisty terminal at September 30, 2018. The terms and conditions of these agreements are similar to the terms and conditions of agreements we have with other parties at the Hardisty terminal that are not related to us.

We also entered into a Marketing Services Agreement with USDM effective as of May 31, 2017, as discussed above, in connection with our acquisition of the Stroud terminal. Pursuant to the terms of the agreement, we receive a fixed amount per barrel from USDM in exchange for marketing the additional capacity available at the Stroud terminal. We also received revenue from spot terminalling services provided by our Hardisty terminal on behalf of USDM pursuant to the terms of its existing agreements with us. We include amounts received pursuant to these arrangements as revenue in the table below under “Terminalling services — related party.”

Our related party revenues from USD and affiliates are presented in the following table for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Terminalling services — related party	$5,715	$4,737	$15,414	$9,091
Fleet leases — related party	984	1,013	2,951	2,794
Fleet services — related party	227	218	682	776
Freight and other reimbursables — related party	—	—	4	1
	$6,926	$5,968	$19,051	$12,662

We had the following amounts outstanding with USD and affiliates on our consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Accounts receivable — related party (1)	$903	$410
Accounts payable — related party (2)	$439	$—
Other current and non-current assets — related party (3)	$193	$253
Deferred revenue— related party (4)	$1,968	$1,986

(1)	Represents the amounts of receivables outstanding from USD and affiliates for the periods indicated.

(2)	Represents the amounts of payables outstanding to USD and affiliates for the periods indicated

(3)	Represents a contract asset associated with our lease agreement with USDM.

(4)
Represents deferred revenues associated with our terminalling and fleet services agreements with USD and affiliates for amounts we have collected from them for their prepaid leases and prepaid minimum volume commitment fees.

Cash Distributions
During the nine months ended September 30, 2018, we paid the following aggregate cash distributions to USDG as a holder of our common units and the sole owner of our subordinated units and to USD Partners GP LLC for their general partner interest and as the holder of our IDRs.

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
February 1, 2018	February 12, 2018	February 16, 2018	$4,045	$238
April 26, 2018	May 7, 2018	May 11, 2018	$4,074	$249
July 27, 2018	August 7, 2018	August 14, 2018	$4,103	$261

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

The following tables summarize our reportable segment data:

	Three Months Ended September 30, 2018
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$21,728	$—	$—	$21,728
Terminalling services — related party	5,715	—	—	5,715
Fleet leases	—	—	—	—
Fleet leases — related party	—	984	—	984
Fleet services	—	80	—	80
Fleet services — related party	—	227	—	227
Freight and other reimbursables	644	208	—	852
Freight and other reimbursables — related party	—	—	—	—
Total revenues	28,087	1,499	—	29,586
Operating costs
Subcontracted rail services	3,674	—	—	3,674
Pipeline fees	5,267	—	—	5,267
Fleet leases	—	984	—	984
Freight and other reimbursables	644	208	—	852
Operating and maintenance	1,292	68	—	1,360
Selling, general and administrative	1,346	401	2,609	4,356
Depreciation and amortization	5,271	—	—	5,271
Total operating costs	17,494	1,661	2,609	21,764
Operating income (loss)	10,593	(162)	(2,609)	7,822
Interest expense	—	—	2,827	2,827
Gain associated with derivative instruments	—	—	(413)	(413)
Foreign currency transaction loss (gain)	(30)	3	(62)	(89)
Other income, net	(1)	—	—	(1)
Provision for (benefit from) income taxes	(431)	5	(4)	(430)
Net income (loss)	$11,055	$(170)	$(4,957)	$5,928

	Three Months Ended September 30, 2017
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$19,805	$—	$—	$19,805
Terminalling services — related party	4,737	—	—	4,737
Fleet leases	—	643	—	643
Fleet leases — related party	—	1,013	—	1,013
Fleet services	—	470	—	470
Fleet services — related party	—	218	—	218
Freight and other reimbursables	—	118	—	118
Freight and other reimbursables — related party	—	—	—	—
Total revenues	24,542	2,462	—	27,004
Operating costs
Subcontracted rail services	2,340	—	—	2,340
Pipeline fees	5,973	—	—	5,973
Fleet leases	—	1,656	—	1,656
Freight and other reimbursables	—	118	—	118
Operating and maintenance	654	95	—	749
Selling, general and administrative	1,395	210	2,093	3,698
Depreciation and amortization	5,254	—	—	5,254
Total operating costs	15,616	2,079	2,093	19,788
Operating income (loss)	8,926	383	(2,093)	7,216
Interest expense	—	—	2,388	2,388
Loss associated with derivative instruments	667	—	—	667
Foreign currency transaction loss (gain)	(20)	4	(441)	(457)
Other income, net	(52)	—	—	(52)
Provision for (benefit from) income taxes	(770)	196	(31)	(605)
Net income (loss)	$9,101	$183	$(4,009)	$5,275

	Nine Months Ended September 30, 2018
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$65,560	$—	$—	$65,560
Terminalling services — related party	15,414	—	—	15,414
Fleet leases	—	—	—	—
Fleet leases — related party	—	2,951	—	2,951
Fleet services	—	505	—	505
Fleet services — related party	—	682	—	682
Freight and other reimbursables	2,088	1,692	—	3,780
Freight and other reimbursables — related party	3	1	—	4
Total revenues	83,065	5,831	—	88,896
Operating costs
Subcontracted rail services	10,047	—	—	10,047
Pipeline fees	16,109	—	—	16,109
Fleet leases	—	2,961	—	2,961
Freight and other reimbursables	2,091	1,693	—	3,784
Operating and maintenance	3,336	217	—	3,553
Selling, general and administrative	4,133	961	8,458	13,552
Depreciation and amortization	15,807	—	—	15,807
Total operating costs	51,523	5,832	8,458	65,813
Operating income (loss)	31,542	(1)	(8,458)	23,083
Interest expense	—	—	8,025	8,025
Gain associated with derivative instruments	—	—	(1,823)	(1,823)
Foreign currency transaction loss (gain)	32	(4)	(211)	(183)
Other expense, net	71	—	—	71
Provision for (benefit from) income taxes	(2,265)	21	(3)	(2,247)
Net income (loss)	$33,704	$(18)	$(14,446)	$19,240

	Nine Months Ended September 30, 2017
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$65,463	$—	$—	65,463
Terminalling services — related party	$9,091	$—	$—	9,091
Fleet leases	—	1,929	—	1,929
Fleet leases — related party	—	2,794	—	2,794
Fleet services	—	1,405	—	1,405
Fleet services — related party	—	776	—	776
Freight and other reimbursables	110	373	—	483
Freight and other reimbursables — related party	—	1	—	1
Total revenues	74,664	7,278	—	81,942
Operating costs
Subcontracted rail services	6,148	—	—	6,148
Pipeline fees	16,802	—	—	16,802
Fleet leases	—	4,723	—	4,723
Freight and other reimbursables	110	374	—	484
Operating and maintenance	1,765	285	—	2,050
Selling, general and administrative	3,795	694	6,714	11,203
Depreciation and amortization	15,164	—	—	15,164
Total operating costs	43,784	6,076	6,714	56,574
Operating income (loss)	30,880	1,202	(6,714)	25,368
Interest expense	170	—	7,338	7,508
Loss associated with derivative instruments	1,279	—	—	1,279
Foreign currency transaction loss (gain)	(33)	6	(500)	(527)
Other income, net	(65)	—	—	(65)
Provision for (benefit from) income taxes	(2,140)	511	(177)	(1,806)
Net income (loss)	$31,669	$685	$(13,375)	$18,979

Segment Adjusted EBITDA
The following table provides a reconciliation of Segment Adjusted EBITDA to “Net cash provided by operating activities:”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Segment Adjusted EBITDA
Terminalling services	$15,814	$14,076	$47,197	$46,336
Fleet services	(162)	383	(1)	1,202
Corporate activities (1)	(1,171)	(1,147)	(4,163)	(3,752)
Total Adjusted EBITDA	14,481	13,312	43,033	43,786
Add (deduct):
Amortization of deferred financing costs	216	216	646	646
Deferred income taxes	(731)	(647)	(3,269)	(293)
Changes in accounts receivable and other assets	5,836	2,822	(578)	1,512
Changes in accounts payable and accrued expenses	(4,767)	2,033	(1,789)	947
Changes in deferred revenue and other liabilities	(150)	(1,176)	(386)	(3,913)
Interest expense, net	(2,827)	(2,384)	(8,025)	(7,500)
Benefit from income taxes	430	605	2,247	1,806
Foreign currency transaction gain (2)	89	457	183	527
Other income	—	4	—	25
Non-cash contract asset (3)	51	—	154	—
Net cash provided by operating activities	$12,628	$15,242	$32,216	$37,543

(1)	Corporate activities represent shared service and financing transactions that are not allocated to our established reporting segments.

(2)	Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

(3)
Represents the change in non-cash contract assets associated with revenue recognized in advance at blended rates based on the escalation clauses in certain of our agreements. Refer to Note 4. Revenues — Contract Assets for more information.

14. INCOME TAXES
U.S. Federal and State Income Taxes
We are treated as a partnership for U.S. federal and most state income tax purposes, with each partner being separately taxed on their share of our taxable income. One of our subsidiaries, USD Rail LP, has elected to be classified as an entity taxable as a corporation for U.S. federal income tax purposes. We are also subject to state franchise tax in the state of Texas, which is treated as an income tax under the applicable accounting guidance. Our U.S. federal income tax expense is based on the statutory federal income tax rate of 21%, as applied to USD Rail LP’s taxable loss of $0.3 million and $0.7 million for the three and nine months ended September 30, 2018, respectively, and 34% as applied to its taxable income of $0.9 million and $1.9 million for the three and nine months ended September 30, 2017, respectively.

Foreign Income Taxes
Our Canadian operations are conducted through entities that are subject to Canadian federal and provincial income taxes which are determined using the combined federal and provincial income tax rate of 27% applied to the taxable income of our Canadian operations for the three and nine months ended September 30, 2018 and 2017.

Tax Effects of ASC 606 Adoption
In conjunction with our adoption of ASC 606, we recognized revenues with respect to each prior period for amounts that were previously deferred, as well as the associated previously deferred pipeline fees. Refer to Note 2. Recent Accounting Pronouncements for a comprehensive discussion regarding our adoption of ASC 606. We also recognized a deferred tax liability associated with the previously deferred revenues net of previously deferred pipeline fees. We recovered a portion of that deferred tax liability during the three and nine months ended September 30, 2018. For Canadian tax purposes, the previously deferred revenue, net of previously deferred expenses associated with our adoption of ASC 606 will be fully recognized ratably during 2018. The deferred tax recovery of $0.9 million (representing C$1.2 million) for the three months ended September 30, 2018 and $2.7 million (representing C$3.6 million) for the nine months ended September 30, 2018 contributed to “Benefit from income taxes” for the three and nine months ended September 30, 2018.
Estimated Annual Effective Income Tax Rate
The reconciliation between income tax based on the U.S. federal statutory income tax rate and our effective income tax is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	(in thousands)
Income tax expense at the U.S. federal statutory rate	$1,154	21%	$1,588	34%	$3,568	21%	$5,839	34%
Amount attributable to partnership not subject to income tax	(1,582)	(29)%	(2,418)	(52)%	(5,483)	(32)%	(8,132)	(47)%
Foreign income tax rate differential	(108)	(2)%	199	4%	(494)	(3)%	553	3%
Other	56	1%	28	1%	12	—%	39	—%
State income tax expense (benefit) (1)	2	—%	(21)	—%	(4)	—%	(139)	(1)%
Change in valuation allowance	48	1%	19	—%	154	1%	34	—%
Benefit from income taxes	$(430)	(8)%	$(605)	(13)%	$(2,247)	(13)%	$(1,806)	(11)%

(1)	Net of the federal income tax expense or benefit for the deduction associated with state income taxes.

We determined our year-to-date 2018 income tax using an estimated annual effective income tax rate on a consolidated basis for fiscal year 2018. This rate incorporates the applicable rates of the various domestic and foreign tax jurisdictions to which we are subject.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Current income tax expense (benefit):
U.S. federal income tax	$—	$289	$4	$662
U.S. federal operating loss carryforward	—	56	—	(200)
State income tax expense (benefit)	2	(17)	(4)	(126)
Canadian federal and provincial income taxes expense (benefit)	299	(286)	1,022	(1,849)
Total current income tax expense (benefit)	301	42	1,022	(1,513)
Deferred income tax expense (benefit):
U.S. federal income tax expense (benefit)	—	(164)	16	10
Canadian federal and provincial income taxes benefit	(731)	(483)	(3,285)	(303)
Total change in deferred income tax benefit	(731)	(647)	(3,269)	(293)
Benefit from income taxes	$(430)	$(605)	$(2,247)	$(1,806)

Our deferred income tax assets and liabilities reflect the income tax effect of differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Major components of deferred income tax assets and liabilities associated with our operations were as follows as of the dates indicated:

	September 30, 2018
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Other assets	$16	$—	$16
Prepaid expenses	—	—	—
Capital loss carryforwards	—	469	469
Operating loss carryforwards	138	—	138
Deferred income tax liabilities
Unbilled revenue	—	(276)	(276)
Deferred revenues	—	(816)	(816)
Property and equipment	—	(15)	(15)
Valuation allowance	(154)	(469)	(623)
Deferred income tax liability, net	$—	$(1,107)	$(1,107)

	December 31, 2017
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Other assets	$16	$—	$16
Prepaid expenses	—	1,731	1,731
Capital loss carryforwards	—	469	469
Deferred income tax liabilities
Unbilled revenue	—	(284)	(284)
Deferred revenues	—	(5,607)	(5,607)
Property and equipment	—	(346)	(346)
Valuation allowance	—	(469)	(469)
Deferred income tax asset (liability), net	$16	$(4,506)	$(4,490)

We had a $0.7 million U.S. federal loss carryforward remaining as of September 30, 2018, and none as of December 31, 2017. Our U.S. federal loss carryforward was generated in 2018 and does not expire under currently enacted tax law. Our Canadian loss carryforward was $4.5 million and $4.6 million as of September 30, 2018 and December 31, 2017, respectively. A portion of our Canadian loss carryforward is for capital items that do not expire under currently enacted Canadian tax law, the remaining Canadian operating loss of $1.1 million will expire in 2034.

We are subject to examination by the taxing authorities for the years ended December 31, 2017, 2016 and 2015. We did not have any unrecognized income tax benefits or any income tax reserves for uncertain tax positions as of September 30, 2018 and December 31, 2017.

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

Interest Rate Derivatives
We use interest rate derivative financial instruments to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. Under our Credit Agreement, one-month LIBOR is used as the index rate for the interest we are charged on amounts borrowed under our Revolving Credit Facility. Effective November 2017, we entered into a five-year interest rate collar contract with a $100 million notional amount. The collar establishes a range where we will pay the counterparty if one-month LIBOR falls below the established floor rate of 1.7%, and the counterparty will pay us if the one-month LIBOR exceeds the ceiling rate of 2.5%. The collar settles monthly through the termination date in October 2022. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rates.

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

Commodity Derivatives
In June 2017, as a part of our purchase of the Stroud terminal and related facilities, we acquired crude oil used by the prior owner for line fill in the crude oil pipeline and tank bottoms for the storage tanks at the Stroud terminal. We agreed to sell the approximately 18,000 barrels, or bbl, of crude oil used for tank bottoms in July 2017, and the approximately 13,000 bbl of crude oil used for line fill in October 2017, to an unrelated party at a price which varies with the price of crude oil during the months of July and October of 2017. In June 2017, we entered into two separate fixed-for-floating swap contracts with an aggregate notional amount of 31,778 bbl, to manage our exposure to fluctuating crude oil prices. Each swap contract effectively fixed the price that we received upon our delivery of the crude oil. The first contract for approximately 18,000 bbl settled in July 2017 at $47.20 per barrel and the second for approximately 13,000 bbl settled in October 2017 at $47.70 per barrel.

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

	September 30, 2018	December 31, 2017
	(in thousands)
Other non-current assets	$2,044	$183

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Loss (gain) associated with derivative instruments	$(413)	$667	$(1,823)	$1,279

We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.

The following table presents summarized information about the fair values of our outstanding interest rate contract for the periods indicated:

	At September 30, 2018			At December 31, 2017
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Collar Agreements Maturing in 2022
Ceiling	$100,000,000	2.5%	$2,328	$938
Floor	$100,000,000	1.7%	(284)	(755)
Total			$2,044	$183

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

	September 30, 2018
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$—	$2,328	$—	$—	$2,328
Effects of netting arrangements	—	—	—	(284)	$(284)
Fair value of derivatives — net presentation	$—	$2,328	$—	$(284)	$2,044

	December 31, 2017
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$—	$938	$—	$—	$938
Effects of netting arrangements	—	—	—	(755)	$(755)
Fair value of derivatives — net presentation	$—	$938	$—	$(755)	$183

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

Pursuant to the terms of the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, which we refer to as the A/R LTIP, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 363,070 vested during the first nine months of 2018, of which 245,929 were converted into our common units after 117,141 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 17. Unit Based Compensation.

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

17. UNIT BASED COMPENSATION
Class A units
Our Class A units vest over a four year period if established distribution growth target thresholds are met each year of the four year vesting period. In February 2018, pursuant to the terms set forth in our partnership agreement, the third vesting tranche of 38,750 Class A units vested based upon our distributions paid for the four preceding quarters and were converted on a basis of one common unit for each Class A unit. As a result, we converted 38,750 Class A units into 38,750 common units. The grant date average fair value of all Class A units was $25.71 per unit at September 30, 2018 and 2017.

The following table presents the activity associated with our Class A units for the specified periods:

	Nine Months Ended September 30,
	2018	2017
Class A units outstanding at beginning of period	82,500	138,750
Vested	(38,750)	(46,250)
Forfeited	(5,000)	(10,000)
Class A units outstanding at end of period	38,750	82,500

We recognized compensation expense in “Selling, general and administrative” with regard to our Class A units for the following amounts during the periods presented:

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Selling, general and administrative	$42	$(124)	$216	$108

For the nine months ended September 30, 2018, we had forfeitures of 5,000 Class A units and no forfeitures for the three months ended September 30, 2018. We had forfeitures of 10,000 Class A units during the three and nine months ended September 30, 2017. We have elected to account for actual forfeitures as they occur rather than applying an estimated forfeiture rate when determining compensation expense.

Each holder of a Class A unit is entitled to nonforfeitable cash distributions equal to the product of the number of Class A units outstanding for the participant and the cash distribution per unit paid to our common unitholders. These distributions are included in “Distributions” as presented in our consolidated statements of cash flows and our consolidated statement of partners’ capital. However, any distributions paid on Class A units that are forfeited are reclassified to unit based compensation expense when we determine that the Class A units are not expected to vest. We recognized compensation expense of $15 thousand for the nine months ended September 30, 2018, for distributions paid on Class A units that were forfeited. We did not recognize any compensation expense for distributions paid on Class A units that were not expected to vest during the three months ended September 30, 2018. For the three and nine months ended September 30, 2017, we recognized compensation expense of $30 thousand for distributions paid on forfeited Class A units.

Long-term Incentive Plan
In 2018 and 2017, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 553,940 and 695,099 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our A/R LTIP. At September 30, 2018, we had 1,819,665 Phantom Units remaining available for grant pursuant to the terms of our A/R LTIP. The Phantom Units are subject to all of the terms and conditions of the A/R LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount based on an allocation formula which included a percentage multiplier of the grantee’s base salary, among other factors, converted to a number of units based on a closing price of one of our common units preceding the grant date, as determined by the board of directors of our general partner and quoted on the NYSE.

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

The following tables present the award activity for our Equity-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2017	24,999	1,111,849	$10.90
Granted	34,611	487,839	$11.54
Vested	(24,999)	(338,071)	$10.86
Forfeited	—	(56,740)	$11.07
Phantom Unit awards at September 30, 2018	34,611	1,204,877	$11.18

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2016	64,830	730,808	$8.51
Granted	24,999	639,955	$12.79
Vested	(64,830)	(204,456)	$8.47
Forfeited	—	(56,083)	$10.94
Phantom Unit awards at September 30, 2017	24,999	1,110,224	$10.91

The following tables present the award activity for our Liability-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2017	8,333	27,794	$11.29
Granted	11,348	20,142	$11.55
Vested	(8,333)	—	$12.80
Phantom Unit awards at September 30, 2018	11,348	47,936	$12.13

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2016	21,610	21,615	$7.70
Granted	8,333	19,812	$12.80
Vested	(21,610)	—	$6.39
Phantom Unit awards at September 30, 2017	8,333	41,427	$11.15

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

For the three months ended September 30, 2018 and 2017, we recognized $1.4 million and $1.1 million, respectively, and $4.1 million and $2.9 million for the nine months ended September 30, 2018 and 2017, respectively, of compensation expense associated with outstanding Phantom Units. As of September 30, 2018, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $10.9 million, which we expect to recognize over a weighted average period of 2.62 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.

We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Equity-classified Phantom Units (1)	$440	$388	$1,269	$1,048
Liability-classified Phantom Units	21	17	55	48
Total	$461	$405	$1,324	$1,096

(1)
We had no reclassifications to unit based compensation expense for the three months ended September 30, 2018 and reclassifications of $61 thousand to unit based compensation expense for the three months ended September 30, 2017 for DERs paid in relation to Phantom Units that have been forfeited. For the nine months ended September 30, 2018 and 2017, we reclassified $84 thousand and $64 thousand, respectively, to unit based compensation expense for Phantom Unit forfeitures.

18. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash paid (received) for income taxes	$626	$(1,250)
Cash paid for interest	$7,499	$7,102

The following table provides supplemental information for the item labeled “Other” in the “Net cash provided by operating activities” section of our consolidated statements of cash flows:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Loss associated with disposal of assets	$73	$18
Amortization of deferred financing costs	646	646
Total	$719	$664

Non-cash Capital Contribution
In July 2018, USDG made a $3.4 million non-cash capital contribution of tangible property to us, representing a non-cash investing activity for cash flow purposes. Refer to Note 11. Transactions with Related Parties for additional discussion of the non-cash capital contribution.

19. SUBSEQUENT EVENTS
Distribution to Partners
On October 25, 2018, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.3575 per unit, or $1.43 per unit on an annualized basis, for the three months ended September 30, 2018. The distribution represents an increase of $0.0025 per unit, or 0.7% over the prior quarter distribution per unit, and is 24.3% over our minimum quarterly distribution per unit. The distribution will be paid on November 14, 2018, to unitholders of record at the close of business on November 6, 2018. The distribution will include payment of $5.2 million to our public common unitholders, $14 thousand to the Class A unitholders, an aggregate of $4.1 million to USDG as a holder of our common units and the sole owner of our subordinated units and $272 thousand to USD Partners GP LLC for its general partner interest and as holder of the IDR.

Amended and Restated Credit Agreement
On November 2, 2018, we entered into an Amended and Restated Credit Agreement (the “A/R Credit Agreement”) with a syndicate of lenders. The A/R Credit Agreement replaces the existing Credit Agreement and is a four year committed facility that matures on November 2, 2022, with a borrowing capacity of $385 million subject to the limits set forth therein. The A/R Credit Agreement includes the ability to request two one-year maturity date extensions, subject to the satisfaction of certain conditions, and allows us the option to increase the maximum amount of credit available under the A/R Credit Agreement to a total facility size of $500 million, subject to receiving increased commitments from lenders and satisfaction of certain conditions. Additionally, under the A/R Credit Agreement the applicable margin we are charged on LIBOR-based borrowings has been reduced by 25 basis points to a range from 2.00% to 3.00% which is dependent on our consolidated net leverage ratio. Further, the A/R Credit Agreement eliminates the ability to borrow in Canadian dollars, but keeps the financial covenants, substantially consistent with the existing Credit Agreement. The A/R Credit Agreement contains customary representations, warranties, covenants and events of default for facilities of this type.

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

USDG, a wholly-owned subsidiary of USD and the sole owner of our general partner, is engaged in designing, developing, owning, and managing large-scale multi-modal logistics centers and energy-related infrastructure across North America. USDG’s solutions create flexible market access for customers in significant growth areas and key demand centers, including Western Canada, the U.S. Gulf Coast and Mexico. Among other projects, USDG is currently pursuing the development of a premier energy logistics terminal on the Houston Ship Channel with capacity for substantial tank storage, multiple docks (including barge and deepwater), inbound and outbound pipeline connectivity, as well as a rail terminal with unit train capabilities. USDG is also developing an expansion project at the Partnership's Hardisty terminal, also referred to as Hardisty South, which when completed will add one 120-railcar unit train of transloading capacity per day, or approximately 75,000 barrels per day, or bpd.

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

According to Natural Resources Canada, effectively all of Canada’s crude oil exports are transported to the United States. During 2016 and 2017, multiple supply outages at major oil sands production facilities reduced the volume of production seeking transportation from Western Canada into the United States. As such, widely-expected pipeline transportation constraints did not materialize during that time.

This year as oil sands production facilities have returned to normal operating levels and new production capacity has been brought online, Western Canadian crude oil supplies have continued to exceed available pipeline takeaway capacity. As a result, WCS spreads in relation to key benchmarks have discounted to levels that are near double the 2017 average. To date in 2018, apportionment levels on the primary heavy crude oil pipelines of the largest export pipeline system from Western Canada to the U.S. have averaged above 40%, and apportionment on the light crude oil pipelines on the system have averaged approximately 40% in recent months (representing the percentage of barrels nominated that were not shipped due to pipeline capacity constraints). As a result, inventory levels have grown and remained at historic highs, as barrels not shipped were placed in storage. Furthermore, customer activity at our Hardisty origination terminal has increased substantially as strategically-located rail capacity has provided an export outlet for growing oil sands production.

During the fourth quarter of 2018 to date, the WCS to West Texas Intermediate, or WTI, crude oil spread has widened to $40-$50 per barrel from $16-$36 per barrel during the third quarter of 2018, resulting from increased Western Canadian crude oil supply, the lack of sufficient pipeline takeaway capacity from the region and seasonal turnaround maintenance at Midwest refineries. We expect the WCS to WTI spread to tighten from current levels in the remainder of the fourth quarter, as refineries in the Midwest complete seasonal maintenance and ramp back up to full capacity and Canadian railroads continue to facilitate increased shipments of crude oil unit trains, which has alleviated some of the congestion out of Western Canada. However, we expect the WCS to WTI spread to remain at levels that will require increasing takeaway capacity from crude by rail as Western Canadian production continues to grow and pipeline takeaway capacity out of the region remains constrained. Current WCS versus WTI spreads published by Bloomberg through 2023 average $25-$27 per barrel and are indicative of the continued imbalance between supply and takeaway capacity. Despite the growing demand for railroad capacity, we anticipate that the railroads will be able to service the capacity at our Hardisty terminal by the end of the fourth quarter 2018.
Western Canadian crude oil production is projected to continue to increase throughout the next decade, driven primarily by developments in Alberta’s oil sands region. In June 2018, the Canadian Association of Petroleum Producers, or CAPP, projected that the supply of crude oil from Western Canada will grow by approximately 750,000 bpd by 2020 and 1.1 million bpd by 2025 relative to 2017 levels. The forecasted supply of crude oil from Western Canada remains well in excess of existing pipeline takeaway capacity out of the region.

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

As a result, we expect demand for rail capacity at our terminals to increase over the next several years and potentially longer if proposed pipeline developments do not meet currently planned timelines due to regulatory or other headwinds. Our Hardisty and Casper terminals, with established capacity and scalable designs, are well-positioned as strategic outlets to meet growing takeaway needs as Western Canadian crude oil supplies continue to exceed available pipeline takeaway capacity. Additionally, we believe our Stroud terminal provides an advantaged rail destination for Western Canadian crude oil given the optionality provided by its connectivity to the Cushing hub and multiple refining centers across the United States. Rail also generally provides a greater ability to preserve the specific quality of a customer’s product relative to pipelines, providing value to a producer or refiner. We expect these advantages, including our recently established origin-to-destination capabilities, to continue to result in long-term contract extensions and expansion opportunities across our terminal network.

Commercial Developments
In November 2018, we entered into a four year extension with a Canadian based oil infrastructure focused company at our Hardisty terminal. The customer has significantly increased its position by more than doubling its contracted capacity at the terminal. The extension contains consistent take-or-pay terms with minimum monthly payments and rates that exceed those of the original terminalling services agreement with this customer.

In September 2018, we entered into a four year extension agreement with Cenovus Energy Inc., significantly increasing their previous position from 7% to 25% of our Hardisty terminal’s capacity. In June 2018, we also entered into a multi-year renewal and extension of approximately 25% of the capacity at our Hardisty rail terminal with one of our existing investment grade customers. The renewals contain consistent take-or-pay terms with minimum monthly payments and rates that exceed those of the original terminalling services agreements.

To date, we have renewed and extended approximately 65% of the capacity at our Hardisty terminal through mid-2022, with approximately 42% extended through mid-2023. These contract renewals will generate meaningful increases in revenue for us and are estimated to replace approximately 80% of our Hardisty terminal’s current cash flows, on an annualized basis, over the next three years starting in July 2019.

Additionally, in June 2018, USD Group LLC, or USDG, announced that it executed a five-year, take-or-pay terminalling services agreement with a high quality refiner customer. The agreement is for trans-loading capacity at the Hardisty rail terminal with an expected start date in late 2018. This new agreement provides commercial support for the construction of additional capacity at the Hardisty terminal pursuant to USDG’s existing development rights. The Hardisty South project will add one 120-railcar unit train of transloading capacity per day and is expected to be substantially complete by the end of 2018. Once it is in service and fully contracted, we believe the Hardisty South expansion could present an attractive acquisition opportunity for us pursuant to our existing right of first offer with respect to midstream projects developed by USDG.

During March and April 2018, the initial customer of the Stroud terminal (“Stroud customer”), an investment grade multi-national energy company, secured the remaining available capacity at the Stroud terminal from USD Marketing LLC, an affiliate of USDG, for periods beginning in the second quarter of 2018 and ending in June 2019 and January 2020, pursuant to the Marketing Services Agreement established with the Partnership at the time of the Stroud acquisition.

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

Fleet Services
We provide our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail on multi-year, take-or-pay terms under master fleet services agreements for initial periods ranging from five to nine years. We do not own any railcars. As of September 30, 2018, our railcar fleet consisted of 2,183 railcars, which we leased from various railcar manufacturers and financial entities, including 1,808 coiled and insulated, or C&I, railcars. We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 1,983 of the railcars to other parties, but we have retained certain rights and obligations with respect to the servicing of these railcars. The weighted average remaining contract life on our railcar fleet is 3 years as of September 30, 2018. At our customer’s request, we facilitated the early termination of the lease and associated master fleet services agreement with respect to 300 C&I railcars in July 2018.  These agreements otherwise would have expired in 2022 and we were made whole in connection with this termination.

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

The following table sets forth a reconciliation of Net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by operating activities	$12,628	$15,242	$32,216	$37,543
Add (deduct):
Amortization of deferred financing costs	(216)	(216)	(646)	(646)
Deferred income taxes	731	647	3,269	293
Changes in accounts receivable and other assets	(5,836)	(2,822)	578	(1,512)
Changes in accounts payable and accrued expenses	4,767	(2,033)	1,789	(947)
Changes in deferred revenue and other liabilities	150	1,176	386	3,913
Interest expense, net	2,827	2,384	8,025	7,500
Benefit from income taxes	(430)	(605)	(2,247)	(1,806)
Foreign currency transaction gain (1)	(89)	(457)	(183)	(527)
Other income	—	(4)	—	(25)
Non-cash contract asset (2)	(51)	—	(154)	—
Adjusted EBITDA	14,481	13,312	43,033	43,786
Add (deduct):
Cash received (paid) for income taxes (3)	(177)	2,664	(626)	1,250
Cash paid for interest	(2,678)	(2,165)	(7,499)	(7,102)
Maintenance capital expenditures	(18)	(274)	(98)	(472)
Distributable cash flow	$11,608	$13,537	$34,810	$37,462

(1)	Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

(2)
Represents the change in non-cash contract assets associated with revenue recognized in advance at blended rates based on the escalation clauses in certain of our agreements. Refer to Note 4. Revenues — Contract Assets of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report for more information.

(3)
Includes a partial refund of $2.6 million (representing C$3.4 million) received in the three and nine months ended September 30, 2017, for our 2016 foreign income taxes. Also includes a partial refund of $0.7 million (representing C$0.9 million) received in the nine months ended September 30, 2017, for our 2015 foreign income taxes.

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

General Trends and Outlook
We expect our business to continue to be affected by the key trends discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition— Factors that May Impact Future Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Customer Contract Expirations and Renewals
A customer of our Casper terminal, whose existing terminalling services agreement with us expires in October 2018, did not exercise its option to extend the agreement for an additional one-year term. We executed a two-month extension of the agreement at reduced volumes and continue to actively negotiate a longer term agreement. We recently executed a three-year agreement with a new customer and have several other new customers utilizing capacity at the terminal with whom we are actively pursuing term agreements. Although we cannot make any assurances regarding the outcome of these negotiations, we continue to expect growth in Western Canada crude oil production to exceed near-term pipeline takeaway capacity, which provides us with unique opportunities to meet the needs of producers and refiners with this strategically-positioned and scalable asset, particularly given current political and economic challenges facing new and proposed infrastructure projects.

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

Stroud Terminal Asset Purchase
Our operating results include costs in the third quarter of 2017 and revenue and costs for the three and nine month periods ended September 30, 2018, associated with the operations of the Stroud terminal that we purchased in June 2017.

Conclusion of Customer Agreements
Our historical operations include a unit train-capable ethanol destination terminal in San Antonio, Texas, that we ceased operating in May of 2017, upon the conclusion of our customer’s agreement with us. Additionally, one of our terminalling services agreements at our Casper terminal concluded in August 2017.

Income Tax Expense
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers, or ASC 606, which provides a single comprehensive model for revenue recognition. We adopted the requirements of ASC 606 effective January 1, 2018, using the full retrospective method. As a result, we recognized revenues with respect to each prior period for amounts that were previously deferred, as well as the associated previously deferred pipeline fees. Refer to Note 2. Recent Accounting Pronouncements of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report for a comprehensive discussion regarding our adoption of ASC 606.

In conjunction with our adoption of ASC 606, we also recognized a deferred tax liability associated with the previously deferred revenues net of previously deferred pipeline fees. We recovered a portion of that deferred tax liability during the three and nine months ended September 30, 2018. For Canadian tax purposes, the previously deferred revenue, net of previously deferred expenses associated with our adoption of ASC 606 will be fully recognized ratably during 2018. The deferred tax recovery of $0.9 million (representing C$1.2 million) for the three months ended September 30, 2018 and $2.7 million (representing C$3.6 million) for the nine months ended September 30, 2018, contributed to the Benefit from income taxes for the three and nine months ended September 30, 2018.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to aid in resource allocation decisions and to assess operational performance.

The following table summarizes our operating results by business segment and corporate charges for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Operating income (loss)
Terminalling services	$10,593	$8,926	$31,542	$30,880
Fleet services	(162)	383	(1)	1,202
Corporate and other	(2,609)	(2,093)	(8,458)	(6,714)
Total operating income	7,822	7,216	23,083	25,368
Interest expense, net	2,827	2,388	8,025	7,508
Loss (gain) associated with derivative instruments	(413)	667	(1,823)	1,279
Foreign currency transaction gain	(89)	(457)	(183)	(527)
Other expense (income), net	(1)	(52)	71	(65)
Benefit from income taxes	(430)	(605)	(2,247)	(1,806)
Net income	$5,928	$5,275	$19,240	$18,979

Summary Analysis of Operating Results
Changes in our operating results for the three and nine months ended September 30, 2018, as compared with our operating results for the three and nine months ended September 30, 2017, were primarily driven by:

•
our average daily terminal throughput increased to 98,936 bpd for the nine months ended September 30, 2018, from 31,100 bpd for the same period in 2017, due primarily to increased activity by customers of our Hardisty terminal resulting from increased Western Canadian crude oil production and constrained pipeline takeaway capacity out of the region, coupled with the commencement of operations at our Stroud terminal in the fourth quarter of 2017;

•
the positive impact to operating income of our terminalling services business associated with the commencement of operations of our Stroud terminal in October 2017, which contributed $8.2 million of incremental operating income during the current year. The increase was partially offset by the impact of the customer agreements at our Casper and San Antonio terminals that concluded in August 2017 and May 2017, respectively;

•	a decrease in the operating income of our fleet services business associated with the conclusion of contracts for approximately 600 railcars;

•	an increase in corporate and other operating costs primarily due to higher unit based compensation expenses and consulting costs associated with accounting projects;

•	an increase in interest expense due to a rising interest rate environment;

•	a derivative instrument gain associated with our interest rate derivative financial instruments; and

•	a benefit from income taxes associated with the partial recovery of a deferred tax liability due to our adoption of ASC 606.

A comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS — BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenues
Terminalling services	$27,443	$24,542	$80,974	$74,554
Freight and other reimbursables	644	—	2,091	110
Total revenues	28,087	24,542	83,065	74,664
Operating costs
Subcontracted rail services	3,674	2,340	10,047	6,148
Pipeline fees	5,267	5,973	16,109	16,802
Freight and other reimbursables	644	—	2,091	110
Operating and maintenance	1,292	654	3,336	1,765
Selling, general and administrative	1,346	1,395	4,133	3,795
Depreciation and amortization	5,271	5,254	15,807	15,164
Total operating costs	17,494	15,616	51,523	43,784
Operating income	10,593	8,926	31,542	30,880
Interest expense	—	—	—	170
Loss associated with derivative instruments	—	667	—	1,279
Foreign currency transaction loss (gain)	(30)	(20)	32	(33)
Other expense (income), net	(1)	(52)	71	(65)
Benefit from income taxes	(431)	(770)	(2,265)	(2,140)
Net income	$11,055	$9,101	$33,704	$31,669
Average daily terminal throughput (bpd)	121,983	37,883	98,936	31,100

Three months ended September 30, 2018 compared with three months ended September 30, 2017
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $3.5 million to $28.1 million for the three months ended September 30, 2018, as compared with the three months ended September 30, 2017. This increase was primarily due to the commencement of operations at our Stroud terminal in October 2017, which contributed an additional $5.7 million of revenue to our Terminalling services business in the three months ended September 30, 2018. This increase to revenue was partially offset by declines in revenue at our Casper terminal resulting from the conclusion of a customer agreement in August 2017.

Our average daily terminal throughput increased to 121,983 bpd for the three months ended September 30, 2018 from 37,883 bpd for the same period in 2017, due primarily to increased activity by customers of our Hardisty terminal coupled with the commencement of operations at our Stroud terminal in the fourth quarter of 2017. The increased activity associated with our Hardisty terminal resulted from increased Western Canadian crude oil production and constrained pipeline takeaway capacity out of the region. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that primarily contain “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services. Increases in the average daily terminal throughput activity only affects revenue to the extent such amounts are in excess of the minimum monthly committed volumes. However, increases in throughput activity do increase the variable operating costs associated with our Hardisty terminal, as discussed below.

Our terminalling service revenue for the three months ended September 30, 2018, would have been $0.7 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended September 30, 2018, was the same as the average exchange rate for the three months ended September 30, 2017.

Operating Costs
The operating costs of our Terminalling services segment increased $1.9 million to $17.5 million for the three months ended September 30, 2018, compared with $15.6 million for the three months ended September 30, 2017. The increase is attributable to the commencement of our Stroud terminal operations in October 2017, which added $1.8 million of incremental operating costs during the three months ended September 30, 2018, and an increase in variable operating costs at our Hardisty terminal associated with the increase in throughput activity.

Our terminalling services operating costs for the three months ended September 30, 2018, would have been $0.4 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended September 30, 2018, was the same as the average exchange rate for the three months ended September 30, 2017.

Subcontracted rail services. Our subcontracted rail services costs increased $1.3 million to $3.7 million for the three months ended September 30, 2018. This increase is directly correlated with the increased throughput activity at our Hardisty terminal. Additionally, the commencement of operations at our Stroud terminal in October 2017 added $0.6 million of incremental costs during the three months ended September 30, 2018.

Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty terminal less direct operating costs. Our pipeline fees decreased $0.7 million to $5.3 million for the three months ended September 30, 2018, primarily due to additional direct operating costs associated with the higher volumes at our Hardisty terminal, which reduces the amounts we pay to Gibson. These pipeline fees were also lower due to a decrease in revenues recognized at the Hardisty terminal resulting from lower average exchange rates for the period.

Operating and maintenance. Operating and maintenance expense increased $0.6 million to $1.3 million for the three months ended September 30, 2018, as compared with $0.7 million for three months ended September 30, 2017. The increased operating and maintenance expense are attributable to our Stroud terminal which commenced operations in October 2017, and added $0.6 million of incremental operating costs during the three months ended September 30, 2018. Operating and maintenance expense also increased as a result of increased throughput activity at our Hardisty terminal.

Other Expenses
Loss associated with derivative instruments. We had no loss associated with our derivative instruments for the three months ended September 30, 2018, as compared with a loss of $0.7 million for the three months ended September 30, 2017. We entered into derivatives in 2016 for the purpose of mitigating our exposure to fluctuations in foreign currency exchange rates, all of which were settled in 2017. In addition, we entered into commodity swap contracts to fix the price we received from our sale of the crude oil we acquired with our purchase of Stroud in June 2017.

Benefit from income taxes. A significant amount of our operating income is generated by our Hardisty terminal located in the Canadian province of Alberta. As a Canadian business, operating income derived from our Hardisty terminal is subject to corporate income taxes assessed by the Canadian federal and provincial governments at enacted rates which currently total 27% on a combined basis.

Our benefit from income taxes for the Terminalling services segment decreased $0.3 million to $0.4 million for the three months ended September 30, 2018, as compared with the three months ended September 30, 2017. In connection with our adoption of ASC 606, we recovered a deferred tax liability associated with previously deferred revenues net of previously deferred pipeline fees. During the three months ended September 30, 2018, we recovered $0.9 million (C$1.2 million), representing a portion of that deferred tax liability, which produced a benefit from income taxes. We expect to recover the remaining deferred tax liability associated with our adoption of ASC 606 ratably during 2018. The recovery of a portion of the deferred tax liability was partially offset by current and deferred income tax expense we recognized for the three months ended September 30, 2018. For the same period in 2017, we had a benefit from taxes due to a revision of our estimates for the three months ended September 30, 2017, based on refunds that we received after filing our 2016 tax return in 2017.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $8.4 million to $83.1 million for the nine months ended September 30, 2018, as compared with $74.7 million for the nine months ended September 30, 2017. This increase was primarily due to the commencement of operations at our Stroud terminal in October 2017, which contributed an additional $15.1 million of revenue to our Terminalling services business during the nine months ended September 30, 2018. This increase to revenue was partially offset by declines in revenue resulting from the conclusion of customer agreements at our San Antonio facility in May 2017 and our Casper terminal in August 2017.

Our average daily terminal throughput increased to 98,936 bpd for the nine months ended September 30, 2018, from 31,100 bpd for the same period in 2017, due primarily to increased activity by customers at our Hardisty terminal and the fourth quarter of 2017 commencement of operations at our Stroud terminal. The increased activity associated with our Hardisty terminal resulted from increased Western Canadian crude oil production and constrained pipeline takeaway capacity out of the region. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services. Increases in the average daily terminal throughput activity only affects revenue to the extent such amounts are in excess of the minimum monthly committed volumes. However, increases in throughput activity do increase the variable operating costs associated with our Hardisty terminal, as discussed below.

Our terminalling services revenue for the nine months ended September 30, 2018, would have been $0.7 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the nine months ended September 30, 2018, was the same as the average exchange rate for the nine months ended September 30, 2017.

Operating Costs
The operating costs of our Terminalling services segment increased $7.7 million to $51.5 million for the nine months ended September 30, 2018, as compared with the nine months ended September 30, 2017. The increase is attributable to the commencement of operations at our Stroud terminal in October 2017, which added $5.8 million of incremental operating costs during the nine months ended September 30, 2018, and an increase in variable operating costs at our Hardisty terminal associated with the increase in throughput activity.

Our terminalling services operating costs for the nine months ended September 30, 2018, would have been $0.3 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the nine months ended September 30, 2018, was the same as the average exchange rate for the nine months ended September 30, 2017.

Subcontracted rail services. Our subcontracted rail services costs increased $3.9 million to $10.0 million for the nine months ended September 30, 2018. This increase is directly correlated with the increased throughput activity at our Hardisty terminal. Additionally, the commencement of operations at our Stroud terminal in October 2017 added $1.8 million of incremental costs during the nine months ended September 30, 2018. These increases were partially offset by reduced costs associated with the conclusion of operations at our San Antonio facility in May 2017 and the conclusion of a customer agreement at our Casper terminal in August 2017.

Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty terminal less direct operating costs. Our pipeline fees decreased $0.7 million to $16.1 million for the nine months ended September 30, 2018 due primarily to additional direct operating costs associated with higher throughput volumes at our Hardisty terminal, which reduce the amounts we pay to Gibson.

Operating and maintenance. Operating and maintenance expense increased $1.6 million to $3.3 million for the nine months ended September 30, 2018, as compared with $1.8 million for the nine months ended September 30, 2017. The increased operating and maintenance expense are attributable to our Stroud terminal which commenced operations in October 2017 and added $1.2 million of incremental operating costs during the nine months ended September 30, 2018. Operating and maintenance expense also increased as a result of increased throughput at our Hardisty terminal. These increases were partially offset by the conclusion of operations at our San Antonio terminal.

Selling, general and administrative. Selling, general and administrative expense increased $0.3 million to $4.1 million for the nine months ended September 30, 2018, primarily due to the addition of the Stroud terminal, partially offset by lower costs resulting from the conclusion of operations at our San Antonio terminal.

Depreciation and amortization. Depreciation and amortization expense increased $0.6 million to $15.8 million for the nine months ended September 30, 2018, primarily due to the additional assets of our Stroud terminal, which we acquired in June 2017 and began depreciating at that time.

Other Expenses
Interest expense. We had no interest expense for our Terminalling services segment for the nine months ended September 30, 2018, as compared with $0.2 million for the nine months ended September 30, 2017. We repaid all amounts outstanding on the Term Loan Facility in March 2017, which eliminated the interest expense of our Terminalling Services business directly attributable to the Term Loan Facility.

Loss associated with derivative instruments. We had no loss associated with derivative instruments for the nine months ended September 30, 2018, as compared with a loss of $1.3 million for the nine months ended September 30, 2017. We entered into derivatives in 2016 for the purpose of mitigating our exposure to fluctuations in foreign currency exchange rates, all of which were settled in 2017. In addition, we entered into commodity swap contracts to fix the price we received from our sale of the crude oil we acquired with our purchase of the Stroud terminal in June 2017.

Benefit from income taxes. A significant amount of our operating income is generated by our Hardisty terminal located in the Canadian province of Alberta. As a Canadian business, operating income derived from our Hardisty terminal is subject to corporate income taxes assessed by the Canadian federal and provincial governments at enacted rates which currently total 27% on a combined basis.

Our benefit from income taxes for the Terminalling services segment increased $0.1 million to $2.3 million for the nine months ended September 30, 2018, as compared with the nine months ended September 30, 2017. In connection with our adoption of ASC 606, we recovered a deferred tax liability associated with previously deferred revenues net of previously deferred pipeline fees. During the nine months ended September 30, 2018, we recovered $2.7 million (C$3.6 million), representing a portion of that deferred tax liability, which produced a benefit from income taxes. We expect to recover the remaining deferred tax liability associated with our adoption of ASC 606 ratably during 2018. The recovery of a portion of the deferred tax liability was partially offset by current and deferred income tax expense we recognized for the nine months ended September 30, 2018. For the same period in 2017, we had a benefit from taxes due to a revision of our estimates based on refunds that we received after filing our 2016 tax return in 2017.

FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenues
Fleet leases	$984	$1,656	$2,951	$4,723
Fleet services	307	688	1,187	2,181
Freight and other reimbursables	208	118	1,693	374
Total revenues	1,499	2,462	5,831	7,278
Operating costs
Fleet leases	984	1,656	2,961	4,723
Freight and other reimbursables	208	118	1,693	374
Operating and maintenance	68	95	217	285
Selling, general and administrative	401	210	961	694
Total operating costs	1,661	2,079	5,832	6,076
Operating income (loss)	(162)	383	(1)	1,202
Foreign currency transaction loss (gain)	3	4	(4)	6
Provision for (benefit from) income taxes	5	196	21	511
Net income	$(170)	$183	$(18)	$685

Three months ended September 30, 2018 compared with three months ended September 30, 2017
Revenues from our Fleet services segment decreased $1.0 million to $1.5 million for the three months ended September 30, 2018 from $2.5 million for the three months ended September 30, 2017. The decrease was primarily attributable to approximately 600 fewer railcars for the current quarter as compared with the same period in 2017, resulting from the conclusion of railcar leases, 300 of which concluded in July 2018. There was an accompanying decrease in Fleet lease expense of $0.7 million associated with this reduction in railcars. This decrease in revenue was offset by an increase in Freight and other reimbursables revenue, which represents customer reimbursements to us for freight and other charges that we have incurred on behalf of our customers and were exactly offset by a corresponding increase in Freight and other reimbursables operating cost. This increase in Freight and other reimbursables revenues is associated with increased customer storage costs.

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

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
Revenues from our Fleet services segment decreased $1.4 million to $5.8 million for the nine months ended September 30, 2018, as compared with the same period in 2017. The decrease was primarily attributable to the reduction in fleet leases and fleet services revenues associated with approximately 600 fewer railcars leased during the nine months ended September 30, 2018, as compared with the same period of 2017, due to the conclusion of leases on these railcars. There was an accompanying decrease in Fleet lease expense of $1.8 million associated with this reduction in railcars. The decrease to fleet lease and services revenue was partially offset by an increase in Freight and other reimbursables revenue, which represents customer reimbursements to us for freight and other charges that we have incurred on their behalf and were exactly offset by a corresponding increase in Freight and other reimbursables operating cost. This increase in Freight and other reimbursables revenues and the associated operating costs is primarily due to railcar repairs related to returns and to increased customer storage costs.

CORPORATE ACTIVITIES
The following table sets forth our corporate activities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Operating costs
Selling, general and administrative	$2,609	$2,093	$8,458	$6,714
Operating loss	(2,609)	(2,093)	(8,458)	(6,714)
Interest expense	2,827	2,388	8,025	7,338
Gain associated with derivative instruments	(413)	—	(1,823)	—
Foreign currency transaction loss (gain)	(62)	(441)	(211)	(500)
Provision for (benefit from) income taxes	(4)	(31)	(3)	(177)
Net loss	$(4,957)	$(4,009)	$(14,446)	$(13,375)

Three months ended September 30, 2018 compared with three months ended September 30, 2017
Costs associated with our corporate activities increased by $0.9 million to $5.0 million for the three months ended September 30, 2018. Our “Selling, general and administrative” expenses increased $0.5 million, primarily due to additional unit based compensation expense associated with the Phantom Units granted in February 2018 to directors and employees of our general partner and its affiliates. Our “Interest expense” increased $0.4 million primarily due to an increase in the interest rates we were charged under our Credit Agreement during the three months ended September 30, 2018, as compared with the same period of 2017. Partially offsetting these increases was a gain of $0.4 million resulting from the five-year interest rate derivative financial instruments we entered in November 2017 discussed below.

Effective November 2017, we entered into a five-year interest rate collar contract with a notional amount of $100 million. The interest rate collar establishes a range where we will pay the counterparty if the one-month LIBOR falls below the established floor rate of 1.70%, and the counterparty will pay us if the one-month LIBOR exceeds the established ceiling rate of 2.50%. The interest rate collar settles monthly through the termination date in October 2022. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the predetermined ceiling or floor rates.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
Costs associated with our corporate activities increased by $1.1 million to $14.4 million for the nine months ended September 30, 2018. Our “Selling, general and administrative” expenses increased $1.7 million, primarily due to additional unit based compensation expense associated with the Phantom Units granted in February 2018 to directors and employees of our general partner and its affiliates. Also contributing to the increase were consulting costs associated with accounting projects to upgrade systems and implement new accounting standards. Our “Interest expense” increased $0.7 million due to an increase in the interest rates we were charged under our Credit Agreement during the nine months ended September 30, 2018, as compared with the same period of 2017. In addition, we had a decrease in benefit from income taxes of $0.2 million due to a change in our estimate for Texas Franchise tax expense in 2017. Partially offsetting the increase in costs associated with our corporate activities was a gain of $1.8 million resulting from the five-year interest rate derivative financial instruments we entered in November 2017 discussed below.

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

Liquidity Sources
We expect our ongoing sources of liquidity to include borrowings under our senior secured credit agreement, issuances of debt securities and additional partnership interests, either privately or pursuant to our effective shelf registration statement, as well as cash generated from our operating activities. We believe that cash generated from these sources will be sufficient to meet our ongoing working capital and capital expenditure requirements and to make quarterly cash distributions.

Credit Agreement
During the quarter ended September 30, 2018, we had a senior secured credit agreement, the Credit Agreement, comprised of a $400 million revolving credit facility (subject to the limits set forth therein), or the Revolving Credit Facility, with Citibank, N.A., as administrative agent, and a syndicate of lenders.

Our Revolving Credit Facility and issuances of letters of credit are available for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions. We have the ability to increase the maximum amount of credit available under the Credit Agreement, as amended, to a total facility size of $500 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes an aggregate $20 million sublimit for standby letters of credit and a $20 million sublimit for swingline loans. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries (as such term is defined in our Credit Agreement) and are secured by a first priority lien on our assets and those of our restricted subsidiaries, other than certain excluded assets.

The average interest rate on our outstanding indebtedness, excluding the effects of any derivatives, was 4.72% and 4.00% at September 30, 2018 and December 31, 2017, respectively. In addition to the interest we incur on our outstanding indebtedness, we pay commitment fees of 0.50% on unused commitments, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. At September 30, 2018, we were in compliance with the covenants set forth in our Credit Agreement.

The following table presents our available liquidity as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents (1)	$7.4	$7.9
Aggregate borrowing capacity under Credit Agreement	400.0	400.0
Revolving Credit Facility amounts outstanding	201.0	202.0
Letters of credit outstanding	—	—
Total available liquidity (2)	$206.4	$205.9

(1)	Excludes amounts that are restricted pursuant to our collaborative agreement with Gibson.

(2)	Pursuant to the terms of our Credit Agreement, our borrowing capacity currently is limited to 4.5 times our trailing 12-month consolidated EBITDA.

On November 2, 2018, we entered into an Amended and Restated Credit Agreement (the “A/R Credit Agreement”) with a syndicate of lenders. The A/R Credit Agreement replaces the existing Credit Agreement and is a four year committed facility that matures on November 2, 2022, with a borrowing capacity of $385 million subject to the limits set forth therein. The A/R Credit Agreement includes the ability to request two one-year maturity date extensions, subject to the satisfaction of certain conditions, and allows us the option to increase the maximum amount of credit available under the A/R Credit Agreement to a total facility size of $500 million, subject to receiving increased commitments from lenders and satisfaction of certain conditions. Additionally, under the A/R Credit Agreement the applicable margin we are charged on LIBOR-based borrowings has been reduced by 25 basis points to a range from 2.00% to 3.00% which is dependent on our consolidated net leverage ratio. Further, the A/R Credit Agreement eliminates the ability to borrow in Canadian dollars, but keeps the financial covenants, substantially consistent with the existing Credit Agreement. The A/R Credit Agreement contains customary representations, warranties, covenants and events of default for facilities of this type.

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

Cash Flows
The following table and discussion presents a summary of cash flows associated with our operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$32,216	$37,543
Investing activities	(207)	(26,708)
Financing activities	(31,923)	(15,246)
Effect of exchange rates on cash	(679)	242
Net change in cash, cash equivalents and restricted cash	$(593)	$(4,169)

Operating Activities
Net cash provided by operating activities decreased by $5.3 million to $32.2 million for the nine months ended September 30, 2018, from $37.5 million for the nine months ended September 30, 2017. The decrease in Net cash provided by operating activities is primarily attributable to the changes in cash flows derived from our operating results as discussed above in Results of Operations. While net income for the nine month periods ended September 30, 2018 and 2017 is relatively consistent, the net income for the 2018 period includes a significant amount of non-cash items that increase net income, but do not increase cash flow, such as gains associated with derivative instruments, reductions to deferred income taxes, and other similar items. The lower operating cash flow for the nine months ended September 30, 2018 as compared with the same period of 2017, is primarily due to the increase in variable operating costs at our Hardisty terminal associated with the increased throughput activity of our customers that do not have a corresponding increase in revenues. Substantially all of the revenues at our Hardisty terminal are derived under take-or-pay arrangements with minimum monthly commitments collected from our customers regardless of throughput activity. In 2017, when throughput activity was substantially less, variable operating costs were lower than in 2018 when throughput activity increased. Also contributing to the decrease in Net cash provided by operating activities is the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.

Investing Activities
Net cash used in investing activities decreased to $0.2 million for the nine months ended September 30, 2018 compared to $26.7 million for the nine months ended September 30, 2017. The use in 2017 was primarily attributable to our purchase of the Stroud terminal assets.

Financing Activities
Net cash used in financing activities increased to $31.9 million for the nine months ended September 30, 2018, from $15.2 million for the nine months ended September 30, 2017. We had net repayments on our long-term debt of $1.0 million for the nine months ended September 30, 2018, compared with net repayments of $22.3 million for the nine months ended September 30, 2017. The repayments of indebtedness in 2017 were attributable to the $33.7 million of net proceeds we received from the issuance of common units in May 2017. During the nine months ended September 30, 2018, we paid cash distributions of $29.6 million and participant withholding taxes associated with vested Phantom Units of $1.4 million, both of which exceeded amounts paid during the nine months ended September 30, 2017, for similar items.

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

The following table provides a reconciliation of Segment Adjusted EBITDA to “Net cash provided by operating activities”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Segment Adjusted EBITDA
Terminalling services	$15,814	$14,076	$47,197	$46,336
Fleet services	(162)	383	(1)	1,202
Corporate activities (1)	(1,171)	(1,147)	(4,163)	(3,752)
Total Adjusted EBITDA	14,481	13,312	43,033	43,786
Add (deduct):
Amortization of deferred financing costs	216	216	646	646
Deferred income taxes	(731)	(647)	(3,269)	(293)
Changes in accounts receivable and other assets	5,836	2,822	(578)	1,512
Changes in accounts payable and accrued expenses	(4,767)	2,033	(1,789)	947
Changes in deferred revenue and other liabilities	(150)	(1,176)	(386)	(3,913)
Interest expense, net	(2,827)	(2,384)	(8,025)	(7,500)
Benefit from income taxes	430	605	2,247	1,806
Foreign currency transaction gain (2)	89	457	183	527
Other income	—	4	—	25
Non-cash contract asset (3)	51	—	154	—
Net cash provided by operating activities	$12,628	$15,242	$32,216	$37,543

(1)	Corporate activities represent corporate and financing transactions that are not allocated to our established reporting segments.

(2)	Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

(3)
Represents the change in non-cash contract assets associated with revenue recognized in advance at blended rates based on the escalation clauses in certain of our agreements. Refer to Note 4. Revenues — Contract Assets of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report for more information.

Terminalling Services Segment
Adjusted EBITDA from our Terminalling services segment increased $1.7 million to $15.8 million for the three months ended September 30, 2018, from $14.1 million for the three months ended September 30, 2017, and increased $0.9 million to $47.2 million for the nine months ended September 30, 2018 from $46.3 million for the nine months ended September 30, 2017. Refer to Results of Operations — By Segment — Terminalling Services for a discussion of the changes in terminalling services revenues and operating costs for the three and nine month periods ended September 30, 2018 compared with the three and nine month periods ended September 30, 2017 that contributed to the changes in Adjusted EBITDA for the respective periods. Additionally, for an analysis of the changes in working capital items, refer to the Operating activities analysis provided in the Cash Flow section above.

Fleet Services Segment
Adjusted EBITDA from our Fleet services business decreased $0.5 million to a negative $0.2 million for the three months ended September 30, 2018, compared with the three months ended September 30, 2017 and decreased $1.2 million to a loss of $1 thousand for the nine months ended September 30, 2018 from the nine months ended September 30, 2017. The decrease is primarily a result of the conclusion of railcar leases on approximately 600 railcars, which reduces the adjusted EBITDA we derive from this segment. Refer to Results of Operations — By Segment — Fleet Services for additional discussion of the changes in fleet services revenues and operating costs for the three and nine month periods ended September 30, 2018 compared with the three and nine month periods ended September 30, 2017 that contributed to the changes in Adjusted EBITDA for the respective periods.

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

Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital expenditures, or investment capital expenditures. A majority of our assets have been in operation for fewer than five years. As a result, we do not expect to incur significant maintenance capital expenditures in the near-term to maintain the operating capacity of these assets. However, as the age of our assets increase, we expect to incur costs to maintain our assets in compliance with sound business practice, our contractual relationships and applicable regulatory requirements, some of which will be characterized as maintenance capital expenditures. We incurred $98 thousand of maintenance capital expenditures during the nine months ended September 30, 2018, primarily for replacement of technological equipment for our terminalling facilities. We record routine maintenance expenses we incur in connection with the operation of our assets in “Operating and maintenance” costs in our consolidated statements of income.

We had $0.3 million of expansion capital expenditures for the nine months ended September 30, 2018. We expect to fund future capital expenditures from cash on our balance sheet, cash flow generated by our operations, borrowings under our A/R Credit Agreement and the issuance of additional partnership interests or long-term debt.

Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating and investing needs. During the nine months ended September 30, 2018, we received proceeds from borrowings of $20.0 million on our Revolving Credit Facility which we used for general partnership purposes and made repayments of $21.0 million from cash flow in excess of our operating and investing needs.

Distributions
We intend to pay a minimum quarterly distribution of at least $0.2875 per unit per quarter. The distribution of $0.3575 per unit that we expect to pay with respect to the three months ended September 30, 2018, equates to $9.6 million per quarter, or $38.5 million per year, based on the number of common, Class A, subordinated, and general partner units outstanding as of November 6, 2018. We do not have a legal obligation to distribute any particular amount per common unit. Additionally, members of our general partner’s board of directors appointed by Energy Capital Partners, if any, must approve any distributions made by us.

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

RECENT ACCOUNTING PRONOUNCEMENTS — NOT YET ADOPTED
Refer to Note 2. Recent Accounting Pronouncements of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this report for a discussion regarding recent accounting pronouncements that we have not yet adopted.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2017, that have had a material impact on our consolidated financial statements and related notes, other than as discussed below.

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

Terminalling Services Revenues
We derive a majority of our revenues from contracts to provide terminalling services, which include pipeline transportation, storage, loading and unloading of crude oil and related products from and into railcars and trucks, as well as the transloading of biofuels from railcars into trucks. Our terminalling services agreements for crude oil and related products are generally established under multi-year, take-or-pay provisions that require monthly payments from our customers for their minimum monthly volume commitments in exchange for our performance of the terminalling services enumerated above. Our terminalling services for biofuels typically require monthly payments for actual volumes handled. Variable consideration, such as volume-based pricing, included in our agreements is typically resolved within the applicable accounting period.

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

Our terminalling services agreements grant our customers make-up rights that allow them to load volumes in excess of their minimum monthly commitment in future periods, without additional charge, to the extent capacity is available for the excess volume. With respect to the Casper terminal, the make-up rights generally expire within the three-month period, representing a calendar quarter, for which the volumes were originally committed. With respect to the Hardisty and Stroud terminals, the make-up rights typically expire, if unused, in subsequent periods up to six months following the period for which the volumes were originally committed. We currently recognize substantially all of the amounts we receive for minimum commitment fees as revenue when collected, since breakage associated with these make-up rights options approximates 100% based on our experience and expectations around usage of these options. Breakage rates are regularly evaluated and modified as necessary to reflect our current expectations and experience. If we do not expect to be entitled to a breakage amount, we defer the recognition of revenue associated with volumes that are below the minimum monthly commitment until we determine that the likelihood that the customer will be able to make up the minimum volume is remote. If we expect to be entitled to a breakage amount, we estimate expected breakage and recognize the expected breakage amount as revenue in proportion to the trend of rights exercised by the customer.

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

We recognize revenue for fleet leases and related party administrative services ratably over the contract period as services are consistently provided throughout the period. Revenue for reimbursable costs is recognized on a gross basis on our consolidated statements of operations as “Freight and other reimbursables,” as the costs are incurred. We have deferred revenues for amounts collected in advance from customers in our Fleet services segment, which we will recognize as revenue as the underlying services are performed pursuant to the terms of our contracts. We have prepaid rent associated with these deferred revenues on our railcar leases, which we will recognize as expense as these railcars are used.

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

The $33.6 million balance of our goodwill originated from our acquisition of the Casper terminal in November 2015 and is wholly attributed to this reporting unit. We measured the fair value of our Casper terminal reporting unit using customary business valuation techniques including an income analysis, market analysis and transaction analysis, which we weighted at 50%, 25% and 25%, respectively. Our weighting of the measurement methods is consistent with weightings used to value organizations that are similar to the Casper terminal reporting unit. The critical assumptions used in our analysis include the following:

(1)	Capital expenditures for additional terminalling connectivity and unloading racks;

(2)	Expanding existing business and attracting new customers to produce approximately $15 to $20 million of incremental annual revenue;

(3)	A weighted average cost of capital of 11%;

(4)	A capital structure consisting of approximately 40% debt and 60% equity;

(5)	A range of EBITDA multiples derived from stock prices of public companies with similar operating and investment characteristics, from 8.25x to 9.25x; and

(6)	A range of EBITDA multiples for transactions based on actual sales and purchases of comparable businesses, from 9.0x to 10.0x.

The key assumptions listed above were based upon economic and other operational conditions existing at or prior to the July 1, 2018, valuation date. Our weighted average cost of capital is subject to variability and is dependent upon such factors as changes in benchmark rates of interest established by the Federal Open Market Committee of the Federal Reserve Board, the British Bankers Association and other central banking regulatory authorities, as well as perceptions of risk and market uncertainty regarding our business, industry and those of our peers and our underlying capital structure. We expect our long-term underlying capital structure to approximate a weighting of 50% debt and 50% equity. Each of the above assumptions are likely to change due to economic uncertainty surrounding global and North American energy markets that are highly correlated with crude oil, natural gas and other energy-related commodity prices and other market factors.

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

The EBITDA multiples we used to estimate the fair value of the Casper terminal reporting unit are subject to uncertainty associated with market conditions in the energy sector. We derived our assumptions based upon the EBITDA multiples from several comparable businesses that operate in the midstream energy sector, generally providing services associated with the transportation of energy-related products. The EBITDA multiples of each of these entities is affected by changes in the supply of and demand for energy-related products, which affects the demand for the services they provide. Declines in the production of energy-related products as well as lower demand for these products can reduce the operating results of these organizations and, accordingly, the multiples that market participants are willing to pay. Changes in the EBITDA multiples of these comparable businesses we use to estimate fair value could significantly affect the fair value of the Casper terminal reporting unit we derived using this approach.

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

As indicated above, our estimate of fair value for the Casper terminal reporting unit required us to use significant unobservable inputs representative of Level 3 fair value measurements, including assumptions related to the future performance of our Casper terminal. During the third quarter of 2018, we completed our annual goodwill impairment analysis and determined that the fair value of the Casper terminal reporting unit exceeded its carrying value at July 1, 2018. An impairment charge would have resulted if our estimate of the fair value of the Casper terminal reporting unit was approximately 20% less than the amount determined. We have not observed any events or circumstances subsequent to our analysis that would suggest the fair value of our Casper terminal is below its carrying amount as of September 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We have not had any material changes in our market risk exposure that would affect the quantitative and qualitative disclosures presented in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

	At September 30, 2018			At December 31, 2017
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Collar Agreements Maturing in 2022
Ceiling	$100,000,000	2.5%	$2,328	$938
Floor	$100,000,000	1.7%	(284)	(755)
Total			$2,044	$183

Item 4.	Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We did not make any changes in our internal control over financial reporting during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
We are subject to various risks and uncertainties in the ordinary course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. No material changes to such risk factors have occurred during the three and nine months ended September 30, 2018.

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

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	November 6, 2018	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	November 6, 2018	By:	/s/ Adam Altsuler
Adam Altsuler Senior Vice President and Chief Financial Officer (Principal Financial Officer)