Form 10-K
period 2018-12-31
USD Partners LP
filed 2019-03-07
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Units held by non-affiliates was $148,121,567 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity.
As of March 4, 2019, the registrant has outstanding 24,408,073 common units; 2,092,709 subordinated units; and 461,136 general partner units.
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
This Annual Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Annual Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in general economic conditions; (2) the effects of competition, in particular, by pipelines and other terminalling facilities; (3) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (4) the supply of, and demand for, terminalling services for crude oil and biofuels; (5) our limited history as a separate public partnership; (6) the price and availability of debt and equity financing; (7) hazards and operating risks that may not be covered fully by insurance; (8) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (9) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (10) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs; and (11) our ability to successfully identify and finance acquisitions and other growth opportunities. For additional factors that may affect results, see Item 1A. Risk Factors included elsewhere in this Annual Report and our subsequently filed Quarterly Reports on Form 10-Q, which are available to the public over the internet at the website of the U.S. Securities and Exchange Commission, or SEC, (www.sec.gov) and at our website (www.usdpartners.com).

ii

Glossary
The following abbreviations, acronyms and terms used in this Form 10-K are defined below:

API Gravity	American Petroleum Institute Gravity
Bitumen	A dense, highly viscous, petroleum-based hydrocarbon that is found in deposits such as oil sands
Diluent	Refers to lighter hydrocarbon products such as natural gasoline or condensate that are blended with heavy crude oil to allow for pipeline transportation of heavy crude oil
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

Crude-by-rail	The transportation of hydrocarbons, such as crude oil and ethanol, by rail, particularly through the use of unit trains
Legacy railcar
A Department of Transportation, or DOT, Specification 111 railcar that does not comply with the Association of American Railroads (AAR) Casualty Prevention Circular (CPC) letter known as CPC-1232 which specifies requirements for railcars built for the transportation of certain hazardous materials, including crude oil and ethanol

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
USD Group LLC, or USDG, a wholly-owned subsidiary of USD and the sole owner of our general partner, is engaged in designing, developing, owning, and managing large-scale multi-modal logistics centers and energy-related infrastructure across North America. USDG’s solutions create flexible market access for customers in significant growth areas and key demand centers, including Western Canada, the U.S. Gulf Coast and Mexico. Among other projects, USDG is currently pursuing the development of a premier energy logistics terminal on the Houston Ship Channel with capacity for substantial tank storage, multiple docks (including barge and deepwater), inbound and outbound pipeline connectivity, as well as a rail terminal with unit train capabilities. USDG has also recently completed an expansion project at the Partnership’s Hardisty terminal, also referred to as Hardisty South, which adds one 120-railcar unit train of transloading capacity per day, or approximately 75,000 barrels per day, or bpd, and is subject to our existing right of first offer.
The following table summarizes information about our current terminalling facility assets:

Terminal Name	Location	Designed Capacity (Bpd)	Commodity Handled	Primary Customers	Terminal Type
Hardisty terminal	Alberta, Canada	~150,000 (1)	Crude Oil	Producers/Refiners /Marketers	Origination
Casper terminal	Wyoming, U.S.	~105,000 (2)	Crude Oil	Refiners	Origination
Stroud terminal	Oklahoma, U.S.	~50,000 (3)	Crude Oil	Producers	Destination
West Colton terminal	California, U.S.	13,000	Ethanol	Refiners/Blenders	Destination

(1)
Based on two 120-railcar unit trains comprised of 28,371 gallon (approximately 675.5 barrels, or bbls) railcars being loaded at 92% of volumetric capacity per day. Actual amount of crude oil loading capacity may vary based on factors including the size of the unit trains, the size, type and volumetric capacity of the railcars utilized and the type and specifications of crude oil loaded, among other factors.

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
We offer our terminalling services pursuant to multi-year, take-or-pay agreements with high quality, investment grade customers, which provides us with a steady and reliable stream of cash flows. Our agreements typically range in term between three and five years and include renewal options. During 2018, we successfully renewed and extended multiple agreements on a long-term basis at our Hardisty Terminal. Additionally, we executed a multi-year terminal services agreement as well as other short-term agreements in furtherance of our hub strategy at our Casper terminal. As of December 31, 2018, the volume-weighted average remaining contract life of our take-or-pay terminal service agreements was approximately 3.0 years. Refer to the Business Segments section below for further information regarding our customer contracts for each of our rail terminals.
In addition to terminalling services, we currently provide customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail on a multi-year, take-or-pay basis for periods ranging from five to nine years. In the aggregate, our master fleet services agreements have a weighted-average remaining contract life of 3.3 years as of December 31, 2018.
One of our key strengths is our relationship with our sponsor, USDG, the sole direct subsidiary of USD. USD was among the first companies to successfully develop the hydrocarbon-by-rail concept and has built or operated unit train-capable terminals with an aggregate capacity of over 960,000 bpd. Ten of these terminals were subsequently sold in multiple transactions for an aggregate sales price in excess of $740 million. From January 2006 through December 2018, USD has loaded or handled through its terminal network a total of approximately 243 million barrels, or MMbbls, of liquid hydrocarbons and biofuels. USD also has a nationally recognized safety record with no reportable spills at any of its terminals since its inception, as defined by the U.S. Department of Transportation, or DOT, Pipeline and Hazardous Materials Safety Administration, or PHMSA. USD is currently owned by Energy Capital Partners, Goldman Sachs and certain of USD’s management team members.
In September 2014, Energy Capital Partners made a significant investment in USD and indicated an intention to invest an additional $1.0 billion of equity capital in USD, subject to market and other conditions, to support future growth and expansion plans. Energy Capital Partners, together with its affiliates and affiliated funds, is a private equity firm with over $19.0 billion in capital commitments that primarily invests in North America’s energy infrastructure. Energy Capital Partners has significant energy infrastructure, midstream, master limited partnership and financial expertise to complement its investment in USD. To date, Energy Capital Partners and its affiliated funds have 45 investment platforms with investments in the power generation, electric transmission, midstream and renewable sectors of the energy industry.
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
The following chart depicts a simplified organization and ownership structure as of December 31, 2018. The ownership percentages referred to below illustrate the relationships among us, our general partner, USDG, USD, Energy Capital Partners and Goldman Sachs, and excludes 1,205,909 Phantom Units outstanding under our Long-Term Incentive Plan at December 31, 2018.

Energy Capital Partners
Management
Goldman Sachs
US Development Group LLC (USD) and Management
100% ownership interest
USD Group LLC
7,371,672 Common Units
4,185,418 Subordinated Units
100% ownership interest
43.4% limited partner interest
USD Partners GP LLC
(our general partner)
Incentive Distribution Rights
461,136 General Partner Units
1.7 % general partner interest
Public Unitholders
14,544,352 Common Units
54.8% limited partner interest
USD Partners LP
(the Partnership)
NYSE: USDP
0.1% limited partner interest
Management
38,750 Class A Units
100% ownership interest
Hardisty Rail Terminal
Casper Terminal
Stroud Terminal
West Colton Rail Terminal
Railcar Fleet Services

BUSINESS STRATEGY
Our primary business objective is to continue increasing the quarterly cash distributions we make to our unitholders over time. We intend to accomplish this objective by executing the following business strategies:

•
Generate stable and predictable fee-based cash flows.    A substantial amount of the operating cash flow we expect to generate is attributable to multi-year, take-or-pay agreements. We intend to continue to seek stable and predictable cash flows by extending the term of our agreements with existing customers, as well as executing additional multi-year, take-or-pay agreements with existing and new customers across our terminal network.

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
These segments have unique business activities that require different operating strategies. For information relating to revenues from external customers, operating income and total assets for each segment, refer to Note 14. Segment Reporting of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report. For information relating to revenues from material customers, refer to Note 16. Major Customers and Concentration of Credit Risk of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report.
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

Our Terminalling services business consists of the following operations:
Hardisty Terminal
Our Hardisty terminal, which commenced operations in June 2014, is an origination terminal where we load various grades of Canadian crude oil onto railcars for transportation to end markets. Hardisty is one of the major crude oil hubs in North America and is an origination point for approximately 90% of the export pipeline capacity to the United States. At the Partnership level, the Hardisty terminal can load up to two 120-railcar unit trains per day and consists of a fixed loading rack with approximately 30 railcar loading positions, a unit train staging area and loop tracks capable of holding five unit trains simultaneously. The terminal is also equipped with an onsite vapor management system that allows our customers to minimize hydrocarbon loss while improving safety during the loading process. Our Hardisty terminal receives inbound deliveries of crude oil through a direct pipeline connection from Gibson Energy Inc.’s, or Gibson’s, Hardisty storage terminal. Gibson is one of the largest independent midstream companies in Canada with 10 MMbbls of crude oil storage facilities at Hardisty and another 2.5 MMbbls under construction, plus the greatest number of connections to inbound and outbound pipelines in the Hardisty hub. Our Hardisty terminal’s strategic location and direct pipeline connection to substantial storage capacity provides efficient access to the major producers in the region. Our Hardisty terminal is also connected to the Canadian Pacific Railway’s North Main Line, a high capacity line with the ability to service key refining markets across North America.
We have a facilities connection agreement with Gibson under which Gibson operates and maintains a 24-inch diameter pipeline and related facilities connecting Gibson’s storage terminal with our Hardisty terminal, which we operate and maintain. Gibson is responsible for transporting product through the pipeline to our Hardisty terminal. This pipeline from Gibson’s storage terminal is the exclusive means by which our Hardisty terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty terminal is also the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to the Hardisty terminal based on a predetermined formula. The facilities connection agreement also gives Gibson a right of first refusal in the event of a sale of our Hardisty terminal to a third party. The agreement will expire in 2034 unless renewed. Our and Gibson’s obligations under this facilities connection agreement may be suspended in the case of a force majeure event. Additionally, the agreement may be terminated by the non-defaulting party in case of specified events of default.
Substantially all of the capacity at our Hardisty terminal is contracted under multi-year, take-or-pay terminal services agreements with six customers, including major integrated oil companies, refiners and marketers. Our contracts with customers are subject to renewal provisions as follows:

Number of Contracts	Year of Renewal
Two	2019
Two	2020
One	2022
Two	2023
We are currently in discussions to extend the agreements that expire in 2019 and 2020.
Our terminal services agreements generally include automatic renewal provisions for periods up to one-year following the conclusion of the initial term and will only terminate if written notice is given by either party within a specified time period before the end of the initial term or a renewal term. One of our agreements will renew for a one-year term upon written election by the customer at least two years prior to the end of the initial term, while another agreement contains no automatic renewal provisions. Each of our terminal services agreements contain annual inflation-based rate escalators based upon the consumer price index of either Canada or Alberta. If a force majeure event occurs, a customer’s obligation to pay us may be suspended, in which case the length of the contract term will be extended by the same duration as the force majeure event. We will not be liable for any losses of crude oil handled at our Hardisty terminal unless due to our negligence.

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
Sponsor Initiatives at Hardisty
Hardisty South Expansion
Current market demand for the services provided at our Hardisty terminal exceeds our available capacity as substantially all of the terminal’s capacity was previously contracted for by customers under multi-year agreements through mid-2019 and mid-2020.
In June 2018, USD Group LLC, or USDG, announced that it executed a five-year, take-or-pay terminalling services agreement with a high quality refiner customer. The agreement is for trans-loading capacity at the Hardisty rail terminal. This new agreement provided commercial support for the construction of additional capacity at the Hardisty terminal pursuant to USDG’s existing development rights.
Pursuant to the increased market demand for terminalling services at Hardisty, USDG initiated and completed the Hardisty South expansion (“Hardisty South”). The existing Hardisty terminal, which is owned by us, has designed capacity for two unit trains per day, or approximately 150,000 barrels per day. Hardisty South, which is owned by USDG, added one unit train per day, or approximately 75,000 barrels per day, of takeaway capacity to the terminal by modifying the existing loading rack and building additional infrastructure and trackage. The project was placed into service during January 2019. We believe the Hardisty South Expansion could present an attractive acquisition opportunity for us pursuant to our existing right of first offer with respect to midstream projects developed by USDG.
Our sponsor is also pursuing long-term solutions to transport heavier grades of crude oil produced in Western Canada, which our sponsor believes will maximize benefits to producers, refiners and railroads. Any such development project would be wholly-owned by USDG and would be subject to our existing right of first offer with respect to midstream projects developed by USDG.
Stroud Terminal
Our Stroud terminal, which we purchased in June 2017, is a crude oil destination terminal in Stroud, Oklahoma. We use the terminal to facilitate rail-to-pipeline shipments of crude oil from our Hardisty terminal in Western Canada to the crude oil storage hub located in Cushing, Oklahoma. The Stroud terminal includes 76-acres with current unit train unloading capacity of approximately 50,000 bpd, two onsite tanks with 140,000 barrels of capacity, one truck bay and a 12-inch diameter, 17-mile pipeline with a direct connection to the crude oil storage hub in Cushing, Oklahoma. We have also secured 300,000 bbls of crude oil tank storage at the Cushing hub to facilitate outbound shipments of crude oil from the Stroud terminal. Inbound product is delivered by the Stillwater Central Rail, which handles deliveries from both the BNSF Railway, or BNSF, and the Union Pacific Railroad, or UP.
Concurrent with the Stroud acquisition, we entered into a multi-year, take-or-pay terminalling services agreement with an investment grade multi-national energy company for the use of approximately 50% of the available capacity at the Stroud terminal. The term of this agreement is scheduled to conclude on June 30, 2020, unless otherwise renewed or extended. Our customer is obligated to pay a minimum monthly commitment fee and can load an allotted number of barrels per month. If our customer loads fewer barrels than its allotted amount in any given month, the customer will receive a credit for up to six months. This credit may be used to offset fees on throughput volumes in excess of our customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. We will receive a per-barrel fee on any volumes handled in excess of our customer’s allowed amount, to the extent the additional volume is not subject to the credit discussed above.
In addition, we entered into a Marketing Services Agreement, or MSA, effective as of May 31, 2017, with USD Marketing LLC, or USDM, an affiliate of USDG, whereby we granted USDM the right to market the capacity at the

Stroud terminal in excess of the capacity of our initial customer in exchange for a nominal per barrel fee. USDM is obligated to fund any related capital costs associated with increasing the throughput or efficiency of the terminal to handle additional throughput. As such, a permanent steaming solution at the Stroud terminal to alleviate operational railcar unloading issues that resulted from cold weather at the terminal was constructed by USDM. The construction of the steaming equipment was completed in July 2018 and contributed to us. In the event that our contract with the initial Stroud customer is not renewed and expires in June 2020, the same marketing rights will apply to all throughput at the Stroud terminal in excess of the throughput necessary for the Stroud terminal to generate Adjusted Earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, that is at least equal to the average monthly Adjusted EBITDA derived from the initial Stroud terminal customer during the 12 months prior to expiration. We also granted USDG the right to develop other projects at the Stroud terminal in exchange for the payment to us of market-based compensation for the use of our property for such development projects.
Pursuant to the MSA, during March and April 2018, the Stroud customer secured the remaining available capacity at the Stroud terminal from USDM, for periods beginning in the second quarter of 2018 and ending in June 2019 and January 2020.
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
Casper Terminal
The Casper terminal, which we acquired in November 2015, is a crude oil storage, blending and railcar loading terminal located in Casper, Wyoming, where the Express Pipeline from Western Canada (~280,000 bpd of capacity) interconnects with the Platte Pipeline to Wood River, Illinois (~145,000 bpd of capacity). The Casper terminal currently offers six storage tanks with 900,000 bbls of total capacity, unit train-capable railcar loading capacity of approximately 100,000 bpd, as well as truck transloading capacity. The terminal’s approximately 300-acre footprint and modular design allow for the addition of a second loading station and an additional 1.1 MMbbls of storage capacity with minimal disruption to existing operations and relatively low incremental capital costs.
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
Effective September 2018, we entered into a three-year agreement at our Casper Terminal with a multi-national, investment grade customer, discussed in further detail below. The agreement supports the construction of an outbound pipeline connection from the Casper Terminal to complement the terminal’s current inbound pipeline connection to the Express Pipeline, and an additional storage tank to facilitate blending and staging operations for the customer. The customer will utilize an existing tank at the Casper Terminal for a three-year term and a second tank, once constructed or available, for another three-year term. The construction of the second tank, if needed, is expected to be completed in the second half of 2019.
We provide service at the Casper terminal under two terminal services agreements with a high quality, investment grade refiner and a new multi-national investment grade customer. Under the terminal services agreement with the refiner customer, our customer is obligated to pay the greater of a minimum monthly commitment fee or a throughput fee based on the actual volume of crude oil loaded. If a customer loads fewer unit trains or barrels than its allotted amount in any given month, that customer will receive a credit which may be used to offset future throughput fees in excess of the minimum monthly commitment fees, to the extent capacity is available for the excess volume. Unused credits generally expire if not used by the end of each calendar quarter. The multi-year agreement with the multi-national customer contains take-or-pay terms for terminalling and storage services and variable fees associated with actual throughput volumes and other services. We have also entered in to a one-year terminalling services agreement at our Casper terminal, effective January 1, 2019, which contains take-or-pay terms for storage services and variable fees associated with actual throughput volumes and other services. Additionally, we may on occasion utilize our available storage and throughput capacity to support our customers’ spot activity through buy-sell agreements that generate cash flows in addition to those provided by our multi-year agreements and have also entered into a short-term agreement to facilitate spot transactions on behalf of USDM.
Following the expiration of customer contracts with us in August 2017 and December 2018, we have available capacity to accommodate spot activity and new customer agreements, both of which we are actively pursuing.
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
Due to corrosion concerns unique to biofuels such as ethanol, the long-haul transportation of biofuels by multi-product pipelines is less efficient and less economical than transportation by rail. We believe these corrosion concerns, combined with the proximity of our terminals to local demand markets, strategically position our terminal to benefit from anticipated changes in environmental and gasoline blending regulations that are expected to increase the use of ethanol in the market for transportation fuel.
We receive fixed fees per gallon of ethanol transloaded at our terminal pursuant to a terminal services agreement with a subsidiary of an investment grade company. Our West Colton terminal operates under a minimum monthly commitment fee agreement that has been in place since July 2009 and is terminable at any time by either party upon 150 days’ notice.
Fleet Services
We provide our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail on a multi-year, take-or-pay basis under master fleet services agreements for initial terms ranging from five to nine years. We do not own any railcars. As of December 31, 2018, our fleet consisted of 1,683 railcars, which we leased from various railcar manufacturers and financial entities, including 1,308 coiled and insulated, or C&I, railcars. We have assigned certain payment and performance obligations under the leases and master fleet services agreements for 1,483 of the railcars to other parties, but we have retained certain rights and obligations with respect to the provision of fleet services regarding these railcars. Substantially all of our current railcar fleet is dedicated to customers of our Hardisty terminal, including an affiliate of USDG. In the aggregate, our master fleet services agreements have a weighted-average remaining contract life of 3.3 years as of December 31, 2018.
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

All of our railcars currently in service were constructed in 2013 or later. The average age of our fleet currently in service is approximately five years, as compared with the estimated 50-year life associated with these types of railcars. We have partnered with leaders in the railcar supply industry, such as CIT Rail, Union Tank Car Company and others. We believe that our relationships with these industry leaders enable us to obtain railcar market insight and to procure railcars for our terminalling customers on beneficial terms, with shorter lead times than some of our competitors. Our current railcars are designed at a minimum to be compliant with all regulatory railcar standards currently in effect.
As of December 31, 2018, our railcar fleet consisted of a mix of 1,308 C&I railcars and 375 non-coiled, non-insulated railcars. Our C&I railcars can reheat heavy viscous grades of crude oil, reducing the need to blend these heavier grades with diluents.
Through the end of 2018, the leases on approximately 1,130 railcars expired or were terminated. The return of these leased railcars reduced the operating income or cash flows we have historically derived from this business. This decrease has occurred as our customers have become more accustomed to shipping crude oil by rail and have obtained their railcars directly from manufacturers. Should market conditions change, we would potentially assist with the procurement and management of railcars on behalf of our customers again in the future.
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

RIGHT OF FIRST OFFER
In connection with our initial public offering, or IPO, we entered into an omnibus agreement with USD and USDG, pursuant to which we were granted a right of first offer on any midstream infrastructure assets that they may develop, construct, or acquire for a period of seven years after the October 15, 2014, closing of our IPO. Additional information about the omnibus agreement and the right of first offer are included in Note 12. Transactions with Related Parties of our consolidated financial statements at Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
We cannot assure you that USD will be able to develop or construct, or that we or USD will be able to acquire, any additional midstream infrastructure projects. Among other things, the ability of USD to further develop the Hardisty and Stroud terminal, or any other project, and our ability to acquire such projects, will depend upon USD’s and our ability to raise additional equity and debt financing. We are under no obligation to make any offer, and USD and USDG are under no obligation to accept any offer we make, with respect to any asset subject to our right of first offer. Additionally, the approval of Energy Capital Partners is required for the sale of any assets by USD or its subsidiaries, including us (other than sales in the ordinary course of business), acquisitions of securities of other entities that exceed specified materiality thresholds and any material unbudgeted expenditures or deviations from our approved budgets. Energy Capital Partners may make these decisions free of any duty to us and our unitholders. This approval would be required for the potential acquisition by us of any project to expand the Hardisty and Stroud terminal, as well as any other projects or assets that USD may develop or acquire in the future or any third-party acquisition we may pursue independently or jointly with USD. Energy Capital Partners is under no obligation to approve any such transaction. Please refer to the discussion under Item 10. Directors, Executive Officers and Corporate Governance—Special Approval Rights of Energy Capital Partners regarding the rights of Energy Capital Partners. If we are unable to acquire any projects to expand the Hardisty and Stroud terminals from USD, such expansions may compete directly with our existing business for future throughput volumes, which may impact our ability to enter into new terminal services agreements, including with our existing customers, following the expiration of our existing agreements, or the terms thereof, and our ability to compete for future spot volumes. Furthermore, cyclical changes in the demand for crude oil and other liquid hydrocarbons may cause USD, or us, to further re-evaluate any future expansion projects, including expansion of the Hardisty and Stroud terminals.
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
Violations of environmental or safety laws or regulations can result in the imposition of significant administrative, civil and criminal fines and penalties, permit modifications or revocations, and in some instances, operational interruptions or injunctions banning or delaying certain activities. We believe our facilities are in substantial compliance with applicable environmental and safety laws and regulations. However, these laws and regulations are subject to frequent change at the federal, state, provincial and local levels, and the legislative and regulatory trend has been to place increasingly stringent limitations on activities that may affect the environment.
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
Our customers are also subject to, and similarly affected by, environmental regulations restricting air emissions. These include U.S. and Canadian federal and state or provincial actions to develop programs for the reduction of greenhouse gas, or GHG, emissions such as proposals to create a cap-and-trade system that would require companies to purchase carbon dioxide emission allowances for emissions at manufacturing facilities and emissions caused by the use of the fuels sold. In addition, the U.S. Environmental Protection Agency, or EPA, and the federal Bureau of Land

Management, or BLM, has begun to regulate emissions of carbon dioxide and other GHGs. As a result of these regulations, our customers could be required to undertake significant capital expenditures, operate at reduced levels, and/or pay significant penalties. These regulations’ impact on our oil and natural gas exploration and production customers could result in a decreased demand for the services that we provide. We are uncertain what our customers’ responses to these emerging issues will be. Those responses could reduce throughput at our terminals, as well as impact our cash flows and our ability to make distributions or satisfy debt obligations.
Climate Change
Following its December 2009 “endangerment finding” that GHG emissions pose a threat to public health and welfare, the Environmental Protection Agency, or EPA, has begun to regulate GHG emissions under the authority granted to it by the federal CAA. Based on these findings, the EPA has adopted regulations under existing provisions of the federal CAA that require Prevention of Significant Deterioration, or PSD, pre-construction permits and Title V operating permits for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Under these regulations, facilities required to obtain PSD permits must meet “best available control technology” standards for their GHG emissions established by the states or, in some cases, by the EPA on a case-by-case basis. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities and, starting in October 2015, onshore petroleum and natural gas gathering and boosting activities as well as natural gas transmission pipelines. We believe we are in substantial compliance with all GHG emissions permitting and reporting requirements applicable to our operations.
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
We currently own or lease properties where hydrocarbons are currently handled or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us, or on or under other locations where these wastes have been taken for disposal. These properties and wastes disposed thereon may be subject to CERCLA, the federal Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state and Canadian federal and provincial laws and regulations. Under these laws and regulations, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater), or to perform remedial operations to prevent future contamination. We have not been identified by any state or federal agency as a Potentially Responsible Party under CERCLA in connection with the transport and/or disposal of any waste products to third-party disposal sites. We maintain insurance of various types with varying levels of coverage that we consider adequate under the circumstances to cover our operations and properties. Our insurance policies are subject to deductibles and retention levels that we consider reasonable and not excessive. Consistent with insurance coverage generally available in the industry, in certain circumstances our insurance policies provide limited coverage for losses or liabilities relating to certain pollution events, including gradual pollution or sudden and accidental occurrences.
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
Water
The Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, or CWA, and analogous state and Canadian federal and provincial laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters of the United States or into any type of water body in Canada, as well as state and provincial waters. Federal, state and provincial regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with discharge permits or other requirements of the CWA and comparable laws, in addition to requiring remedial action to clean up such water body and surrounding land. The EPA and the U.S. Army Corps of Engineers released a rule to revise the definition of “waters of the United States,” or WOTUS, for all Clean Water Act programs, which went into effect in August 2015 and defines the jurisdiction reach of the Clean Water Act programs. The EPA has instituted rulemakings to both delay the effective date of this rule and repeal the rule. Federal district court decisions have preserved the stay in a majority of states, which remain subject to pre-2015 regulated waters regulations, whereas the stay has been enjoined in a minority of states. Litigation surrounding this rule is ongoing. More recently, on December 11, 2018, the EPA and the Corps released a proposal to revise the 2015 Clean Water Rule so as to narrow the regulatory definition of waters of the United States; the revised rule has not yet been finalized.
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
In February 2014, as amended and restated in March 2014, the DOT issued another order, immediately requiring all carriers who transport crude oil from the Bakken region by rail to ensure that the product is properly tested and classified in accordance with federal safety regulations, and further requiring that all crude oil shipments be designated in the two highest risk categories, effectively mandating that crude oil be transported in more robust railcars. Any person failing to comply with the order is subject to potential civil penalties up to $175,000 for each violation or for each day they are found to be in violation, as well as potential criminal prosecution. Similarly, in February 2014, the Canadian Department of Transport, which we refer to as Transport Canada, finalized new regulations requiring shippers and carriers of crude oil by rail to properly sample, classify, certify and disclose certain characteristics of the crude oil being shipped, and gave shippers and carriers six months to comply with these new regulatory procedures. In April 2014, the Canadian Minister of Transport, who oversees Transport Canada, announced a series of directives and other actions to address the Transportation Safety Board of Canada’s initial recommendations on rail safety. Effective immediately, Transport Canada prohibited the least crash-resistant and non-upgraded or retrofitted DOT-111 railcars from carrying dangerous goods. Additionally, Transport Canada ordered DOT-111 railcars used to transport crude oil and ethanol that are not compliant with required safety standards be phased out or retrofitted by May 2017. Retrofitted DOT-111 railcars are now permitted to be used only with respect to certain packing groups until May 2025. We currently provide railcar services for 1,683 railcars, all of which are compliant with this Canadian safety standard.
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
In February 2019, PHMSA, in cooperation with the FRA, issued a Final Rule that requires railroads to develop and submit Comprehensive Oil Spill Response Plans for route segments traveled by High Hazard Flammable Trains, or HHFTs. This new rule applies to HHFTs that are transporting crude oil in a block of 20 or more loaded tank cars and trains that have a total of 35 loaded crude oil tank cars. It will require railroads to establish geographic response zones with personnel and equipment ready to respond in the event of an accident. It will also require railroads to identify the qualified individual responsible for each response zone, as well as the organization, personnel, and equipment capable of handling a worst-case discharge scenario. Lastly, it will require rail carriers to provide information about HHFTs to state and tribal emergency response commissions in accordance with the FAST Act of 2015, Fixing America’s Surface Transportation. Currently this Final Rule has been transmitted to the Federal Register for publication and will take effect 180 days after the publication date in the Federal Register.
All of our fleet was manufactured in 2013 or later and has been constructed or retrofitted to comply with the DOT 117, the jacketed CPC-1232 standard, or the unjacketed CPC-1232 standard. As of December 31, 2018, we had 375 railcars which will require retrofitting to comply with the jacketed CPC-1232 rules. The remaining cars already meet the requirements of the directive. We believe that the current retrofit timelines that have been released to date should provide us with sufficient time to make any changes to our railcar fleet that is required due to these new regulations. Were DOT to adopt more strict specifications for tank cars, it would likely result in increased difficulty and costs to obtain compliant cars after the applicable phase-out dates. While we might be able to pass some of these costs on to our customers, there might be additional costs that we cannot pass on to our customers. We are continuously monitoring the railcar regulatory landscape and remain in close contact with railcar suppliers and other industry stakeholders to stay informed of railcar regulation rulemaking developments. Given the current railcar design compliance requirements and timelines outlined in the most recent Transport Canada and DOT rules, we do not anticipate a material impact to our ability to transport crude oil under our existing contracts. If future rulemakings result in more stringent design requirements and compressed compliance timelines, then our ability to transport these volumes could be affected by a delay in the railcar industry’s ability to provide adequate railcar modification repair services. We may not have access to a sufficient number of compliant cars to transport the required volumes under our existing contracts. This may lead to a decrease in revenues and other consequences.
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
PHMSA administers compliance with these statutes and has promulgated comprehensive safety standards and regulations for the transportation of hazardous liquids by pipeline, including regulations for the design and construction of new pipeline systems or those that have been relocated, replaced or otherwise changed; pressure testing of new pipelines; operation and maintenance of pipeline systems, establishing programs for public awareness and damage prevention, and managing the operation of pipeline control rooms; protection of steel pipelines from the adverse effects of internal and external corrosion; and integrity management requirements for pipelines in HCAs. On January 13, 2017, PHMSA issued a final rule amending federal safety standards for hazardous liquid pipelines. The final rule is the latest step in a lengthy rulemaking process that began in 2010 with a request for comments and continued with publication of a rulemaking proposal in October 2015. The general effective date of this final rule was to be six months from publication in the Federal Register, but it was never sent to the Office of the Federal Register by the new Presidential administration, and was therefore effectively withdrawn. The final rule addressed several areas including reporting requirements for gravity and unregulated gathering lines, inspections after weather or climatic events, leak detection system requirements, revisions to repair criteria and other integrity management revisions. In addition, PHMSA issued new regulations on January 23, 2017, on operator qualification, cost recovery, accident and incident notification and other pipeline safety changes. These new regulations were to become effective March 24, 2017. These regulations were also subject, however, to further review in connection with the transition of Presidential administrations. PHMSA is expected to release its final safety standards for hazardous liquid pipelines in 2019. Although we cannot predict the final form those standards will take, we do not anticipate that we would be impacted by either of these regulatory initiatives to any greater degree than other similarly situated competitors upon their going into effect.
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
In July 2016, the United States Court of Appeals for the District of Columbia Circuit issued its opinion in United Airlines, Inc., et al. v. FERC, finding that FERC had acted arbitrarily and capriciously when it failed to demonstrate that permitting an interstate petroleum products pipeline organized as a master limited partnership, or MLP, to include an income tax allowance in the cost of service underlying its rates, in addition to the discounted cash flow return on equity, would not result in the pipeline partnership owners double-recovering their income taxes. The court vacated FERC’s order and remanded to FERC to consider mechanisms for demonstrating that there is no double recovery as a result of the income tax allowance. On December 23, 2016, FERC issued an Inquiry Regarding the Commission’s Policy for Recovery of Income Tax Credits. On March 15, 2018, FERC issued a Revised Policy Statement on Treatment of Income Taxes in which FERC found that an impermissible double recovery results from granting an MLP pipeline both an income tax allowance and a return on equity pursuant to FERC’s discounted cash flow methodology. FERC revised its previous policy, stating that it would no longer permit an MLP pipeline to recover an income tax allowance in its cost of service. FERC stated it will address the application of the United Airlines decision to non-MLP partnership forms as those issues arise in subsequent proceedings. Further, FERC stated that it will incorporate the effects of the post-United Airlines policy changes and the Tax Cuts and Jobs Act of 2017 on industry-wide crude oil pipeline costs in the 2020 five-year review of the crude oil pipeline index level. FERC will also apply the revised Policy Statement and the Tax Cuts and Jobs Act of 2017 to initial crude oil pipeline cost-of-service rates and cost-of-service rate changes on a going-forward basis under FERC’s existing ratemaking policies, including cost-of-service rate proceedings resulting from shipper-initiated complaints. On July 18, 2018, FERC dismissed requests for rehearing and clarification of the March 15, 2018 Revised Policy Statement, but provided further guidance, clarifying that a pass-through entity will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double recovery of investors’ income tax costs.
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

EMPLOYEES
We are managed and operated by the board of directors and executive officers of USD Partners GP LLC, our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner. Our general partner and its affiliates have approximately 85 employees performing services for our operations. We believe that our general partner and its affiliates have a satisfactory relationship with those employees.

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

AVAILABLE INFORMATION
We make available free of charge on or through our Internet website at www.usdpartners.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information statements, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with the SEC. We intend to post information for public disclosure, in accordance with Regulation FD, on our website. Information contained on our website is not part of this report.

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
In order to pay the minimum quarterly distribution of $0.2875 per unit per quarter, or $1.15 per unit on an annualized basis, we require available cash of approximately $7.6 million per quarter, or $30.6 million per year, based on the number of common, Class A, subordinated and general partner units outstanding at December 31, 2018. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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
We provide terminalling services for liquid hydrocarbons and biofuels under contracts with terms of various durations and renewal. Of the seven terminal services agreements with customers of our Hardisty terminal, two agreements expire in mid-2019, two agreements expire in 2020, one agreement expires in 2022 and two agreements expire in 2023. Our sole customer contract for our West Colton terminal is terminable at any time by either party on 150 days’ notice. The two terminal services agreements with our Casper terminal customers extend through August 2019 and September 2021. Our sole third-party customer contract for our Stroud terminal expires in 2020.
As these contracts expire, we will have to negotiate extensions or renewals with existing customers or enter into new contracts with other customers. We may not be able to obtain new contracts on favorable commercial terms, if at all. We also may be unable to maintain the economic structure of a particular contract with an existing customer or maintain the overall mix of our contract portfolio if, for example, prevailing crude oil prices and the associated spreads between different grades of crude oil remain at levels, or decline below levels, where transportation of crude oil by rail is economic. Depending on prevailing market conditions at the time of a contract renewal, customers with fee-based contracts may desire to enter into contracts under different fee or term arrangements or may seek to purchase such capacity on an uncommitted basis. To the extent we are unable to renew our existing contracts on terms that are favorable to us or successfully manage our overall contract mix over time, our revenue and cash flows could decline and both our ability to make cash distributions to our unitholders and our ability to remain in compliance with the covenants under our credit facility could be materially and adversely affected.
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
Additionally, the sole contract at our West Colton terminal is terminable at any time upon 150 days’ notice. If we were unable to renew our contract with one or more of these customers, including customers at our Hardisty, Stroud or Casper terminals, on favorable terms, we may not be able to replace any of these customers in a timely fashion, on favorable terms or at all.
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
We generate the vast majority of our operating cash flow in connection with providing terminalling services at our crude oil terminals. A substantial amount of the capacity at our crude oil terminals is contracted under multi-year, take-or-pay terminal services agreements, which, in the case of our Hardisty terminal, are subject to inflation-based rate escalators. The terminal services agreements at our Casper terminal are not subject to inflation-based rate escalators. Any inflation-based escalators in our terminal services agreements may be insufficient to compensate for increases in our costs. Additionally, some customers’ obligations under their agreements with us may be temporarily suspended upon the occurrence of certain events, some of which are beyond our control, or may be terminated in the case of uninterrupted force majeure events of over one year wherein the supply of crude oil is curtailed or cut off. Force majeure events may include (but are not limited to) revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of our equipment or facilities of our customers, or any cause or causes of any kind or character (except financial) reasonably beyond the control of the party failing to perform. If either the escalation of fees under the terminal services agreements at our Hardisty terminal is insufficient to cover increased costs, we experience increased costs at our Casper terminal, or if any customer suspends or terminates its contracts with us, our profitability and ability to make quarterly distributions to our unitholders could be materially and adversely affected.
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
 The dangers inherent in our operations could cause disruptions and expose us to potentially significant losses, costs or liabilities and reduce our liquidity. We are particularly vulnerable to disruptions in our operations because most of our terminalling operations are concentrated at the Hardisty, Stroud and Casper terminals.
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
Changes in the provincial royalty rates and drilling incentive programs in Canada could decrease the oil and gas exploration and production activities in Canada, which could adversely affect the demand for our terminalling services.
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
Government regulation of oil production could have an adverse effect on our throughput volumes and distributable cash flow.
On December 3, 2018, the Alberta Government announced a temporary 8.7% cut (or a decrease of 325,000 barrels per day) in the production of raw crude oil and bitumen at facilities subject to its jurisdiction, starting on January 1, 2019. The immediate impact of these production curtailments was a significant decline in the price differential between the Western Canadian Select and West Texas Intermediate crude oil price indices, which caused the transportation of Canadian crude oil by rail to become temporarily uneconomic for producers. These production restrictions may continue beyond the amount or time period currently stated. This and similar future actual or anticipated governmental restrictions on the production of crude oil in the producing regions served by our terminals may cause our customers to reduce their production activities and delay or cancel new projects, which could in turn reduce the demand for our terminalling services. Except to the extent of our take-or-pay type arrangements, reductions in demand for our terminalling services resulting from governmentally imposed production cuts could reduce our cash flows and results of operations, and limit our ability to execute new terminalling services contracts, or extend existing terminalling services contracts.
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
A significant strengthening of the U.S. dollar relative to other currencies could result in an increase in our financing expenses and could materially affect our financial results under generally accepted accounting policies, or GAAP. In addition, because we report our operating results in U.S. dollars, changes in the value of the U.S. dollar also result in fluctuations in our reported revenues and earnings. In addition, under GAAP, all foreign currency-denominated monetary assets and liabilities such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable and capital lease obligations are revalued and reported based on the prevailing exchange rate at the end of the reporting period. This revaluation may cause us to report significant non-monetary foreign currency exchange gains and losses in certain periods.
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
The DOT and Transport Canada released a series of directives and other actions to address rail safety concerns. Among the directives is a final rule requiring that CPC-1232 railcars used to transport crude oil and ethanol that are not compliant with required safety standards be phased out or retrofitted as early as April 1, 2020, with none in use after May 1, 2025. We currently provide railcar services for 1,683 railcars, 375 of which will still be under contract and require retrofitting pursuant to this directive.  Although these leases may expire before the regulatory deadline, certain of our lease agreements may permit for early retrofit of the railcars. The remaining railcars either have leases that will expire before they are required to be retrofitted, or already meet the requirements of the directive. We do not own any of the railcars in our railcar fleet and are not directly responsible for costs associated with the retrofitting of CPC-1232 railcars. However, costs associated with the retrofitting of railcars would increase the incremental monthly cost of the applicable railcar lease, which cost we may not always be able to pass through to our customers and could affect demand for our services. The timing of retrofits to the rail cars we manage could disrupt our operations particularly if we are unable; however, to work with our railcar suppliers on modification scheduling that avoids major disruptions.
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
We lease an aggregate of 1,683 railcars from various railcar manufacturers and financial entities and we provide these railcars to our customers pursuant to master fleet services agreements. We have assigned certain payment and performance obligations under the leases and master fleet services agreements for 1,483 of these railcars to other parties, but have retained certain rights and obligations with respect to the servicing of these railcars. Although our customers are generally responsible for the use, maintenance and condition of the railcars subject to their master fleet services agreements with us, we, and not our customers, are directly responsible to our lessors. In the event that our lessors seek to recover any costs at lease expiration resulting from the condition of the railcars, they will primarily look to us to recoup these amounts. Although our customers have generally agreed to be responsible for any costs we incur as a result of their use of our railcars, our customers may deny culpability for any specific costs. In the event that we are unable to resolve disputes related to return costs with our lessors and our customers, we may be obligated to pay the associated costs ourselves or the disputes may result in legal proceedings. Any such legal proceedings may be costly and we may not be able to recover our costs of participation in such proceedings from either the lessors or our customers. In addition, in the event that any such legal proceeding results in a judgment against us that is not reimbursable by our customer, such judgment could result in material costs for us. Finally, as the lessee of our railcars, we may be named in any legal proceedings related to any damage to third parties or the environment caused by the use of our railcars by our customers. In the event that we are unable to obtain indemnification from our customers as a result of such potential claims, we may incur material costs and liabilities. Any costs or liabilities resulting from our customers’ use of our railcars could have a material adverse effect on our business, financial condition, results of operations and cash flows and, as a result, our ability to make distributions.
Changes in, or challenges to, our pipeline rates and other terms and conditions of service could have a material adverse effect on our financial condition and results of operations.
Our dedicated crude oil pipelines, CCR Pipeline and SCT Pipeline, are subject to regulation by various federal, state and local agencies. FERC regulates the interstate transportation services provided on these pipelines under the ICA, the EPAct 1992 and the rules and regulations promulgated under those laws. FERC regulations require that rates for interstate service on pipelines that transport crude oil and refined petroleum products (collectively referred to as “petroleum pipelines”) and certain other liquids be just and reasonable, not be unduly discriminatory and not confer any undue preference upon any shipper. FERC regulations also require interstate common carrier petroleum pipelines to file with FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service. Under the ICA, FERC or interested persons may challenge existing or changed rates or services. FERC is authorized to investigate such changes and may suspend the effectiveness of a new rate upon its filing for up to seven months. A successful rate challenge could result in a common carrier paying refunds together with interest for the period during which the challenged rate was in effect. FERC may also order a pipeline to change its rates, and may require a common carrier to pay shippers reparations for damages sustained for a period up to two years prior to the filing of a complaint.
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
FERC and state regulatory commissions generally have not investigated petroleum pipeline rates unless the rates are the subject of a shipper protest or a complaint. However, FERC or the Wyoming Public Service Commission could investigate our rates on their own initiative or at the urging of a third party. If FERC or the Wyoming Public Service Commission were to direct us to lower our tariff rates or decline to permit any proposed rate increase or other material changes to the types, or terms and conditions, of service we might propose, the profitability of our CCR Pipeline and terminal located in Casper, Wyoming, or of our SCT Pipeline and terminal located in Stroud, Oklahoma, could suffer.  In addition, if we were permitted to raise our tariff rates for services provided through the CCR Pipeline or SCT Pipeline but the rate increase were suspended for the maximum statutory period, there might be a significant delay between the time the tariff rate increase is approved and the time that the rate increase actually goes into effect, which could adversely affect our cash flow.  Furthermore, competition from other pipelines and terminals may prevent us from raising our tariff rates even if FERC or the Wyoming Public Service Commission permits us to do so.
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

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations, including our Revolving Credit Facility.
Regulators and law enforcement agencies in the United Kingdom and elsewhere are conducting civil and criminal investigations into whether the banks that contributed to the British Bankers’ Association (the “BBA”) in connection with the calculation of daily London Interbank Offered Rate, or LIBOR, may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA or any other administrator of LIBOR, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined, the phasing out of LIBOR or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR may be discontinued by 2021. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates that could replace LIBOR include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. At this time, it is not possible to predict whether any such changes will occur, whether LIBOR will be phased out or any such alternative reference rates or other reforms to LIBOR will be enacted in the United Kingdom, the United States or elsewhere or the effect that any such changes, phase out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on, or the market value of, our current or future debt obligations, including our Revolving Credit Facility. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may materially adversely affect the trading market for LIBOR-based securities, including the terms of our Revolving Credit Facility and any interest rate swaps or other derivative agreements to which we are a party. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the market value of, the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including our Revolving Credit Facility. In addition, even if we have entered into interest rate swaps or other derivative instruments for purposes of managing our interest rate exposure, our strategies may not be effective as a result of the replacement or phasing out of LIBOR and other “benchmarks,” and we may incur substantial losses as a result.
The credit and risk profile of our general partner and its owner, USD Group LLC, could adversely affect our credit ratings and risk profile, which could increase our borrowing costs or hinder our ability to raise capital and additionally have a direct impact on our ability to pay our minimum quarterly distribution.
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
As of December 31, 2018, we had approximately $209.0 million of outstanding borrowings under our senior secured credit agreement. We have the ability to incur additional debt, including under our existing senior secured credit agreement. Our level of indebtedness could have important consequences for us, including the following:

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
From time to time, we evaluate and expect to acquire assets and businesses that we believe complement our existing assets and businesses, such as our acquisition of the Stroud terminal. These acquisitions may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of future acquisitions. Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas and the diversion of management’s attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions. Our inability to successfully integrate any future acquisitions into our existing operations and asset platform could have a material adverse effect on our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.
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
Independent of Congress, the EPA is beginning to adopt regulations to address GHG emissions under its existing CAA authority. For example, in 2009, the EPA adopted rules regarding regulation of GHG emissions from motor vehicles. In addition, in September 2009, the EPA issued a final rule requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the United States. In November 2010, EPA expanded this existing GHG emissions reporting rule to petroleum facilities, requiring reporting of GHG emissions by regulated petroleum facilities to the EPA beginning in 2012 and annually thereafter. In October 2015, EPA further expanded its GHG emissions reporting program to include onshore petroleum and natural gas gathering and boosting activities, as well as natural gas transmission pipelines. We monitor and report our GHG emissions. However, operational or regulatory changes could require additional monitoring and reporting at some or all of our other facilities at a future date. In 2010, the EPA also issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for GHG emissions under the CAA. In October 2015, the EPA finalized the Clean Power Plan, which imposes additional obligations on the power generation sector to reduce GHG emissions and which generally promoted a reduction in the demand for fossil fuels. However, on February 9, 2016, the U.S. Supreme Court stayed implementation of the Clean Power Plan pending resolution of legal challenges to the rule, and in October 2017 the EPA proposed to repeal the rule before proposing a replacement rule, the Affordable Clean Energy Rule, which would scale back the obligations of the Clean Power Plan. Several of the EPA’s GHG rules are being challenged in pending court proceedings and, depending on the outcome of these proceedings, such rules may be modified or rescinded or the EPA could develop new rules.
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
It should be noted that some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their GHG emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors.
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

We rely on information technology in all aspects of our business. A cyber-attack involving our information systems and related infrastructure could negatively impact our operations in a variety of ways, including, but not limited to, the following:

•	data corruption, communication interruption, or other operational disruption during transporting crude oil;

•	a cyber-attack on a communications network or power grid could cause operational disruption resulting in loss of revenues;

•	a cyber-attack on our automated and surveillance systems could cause a loss in crude oil and potential environmental hazards;

•	a deliberate corruption of our financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties; and

•
a cyber-attack resulting in the loss or disclosure of, or damage to, our or any of our customer’s or supplier’s data or confidential information could harm our business by damaging our reputation, subjecting us to potential financial or legal liability, and requiring us to incur significant costs, including costs to repair or restore our systems and data or to take other remedial steps.

Additionally, we do not maintain specialized insurance for possible liability resulting from a cyber-attack on our assets that may shut down all or part of our business. There can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition, results of operations or cash flows. Furthermore, the growth of cyber-attacks has resulted in evolving legal and compliance matters which impose significant costs that are likely to increase over time.
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
For as long as we are a smaller reporting company or an emerging growth company, we will not be required to comply with certain disclosure requirements that apply to other public companies.
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
Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, the disclosures we will be required to provide in our SEC filings will increase, but will still be less than if we were not considered either an “emerging growth company” or a “smaller reporting company.” Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; and have certain other scaled disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports. The scaled disclosures we provide in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.
Risks Inherent in an Investment in Us
Our general partner and its affiliates, including USD, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to our detriment and that of our unitholders.
USD indirectly owns a 43.4% limited partner interest and indirectly owns and controls our general partner, which owns a 1.7% general partner interest in us. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is not adverse to the best interests of its owner, USD. Conflicts of interest may arise between USD and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including USD, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•
neither our Second Amended and Restated Agreement of Limited Partnership of USD Partners LP, or our partnership agreement, nor any other agreement requires USD to pursue a business strategy that favors us, and the directors and officers of USD have a fiduciary duty to make these decisions in the best interests of the members of USD. USD may choose to shift the focus of its investment and growth to areas not served by our assets;

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
Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement, our general partner determines the amount of these expenses. Under the terms of the omnibus agreement we are required to reimburse USD for providing certain general and administrative services to us. Our general partner and its affiliates also may provide us other services for which we will be charged fees. Payments to our general partner and its affiliates are substantial and reduce the amount of distributable cash flow to unitholders. For the twelve months ending December 31, 2019, we estimate that these expenses will be approximately $3.6 million, which includes, among other items, compensation expense for all employees required to manage and operate our business. For a description of the cost reimbursements to our general partner, please read the discussion under Part II, Item 8. Financial Statements and Supplementary Data, Note 12. Transactions with Related Parties regarding reimbursements to our general partner under the omnibus agreement.
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
The unitholders are unable initially to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner. At December 31, 2018, our general partner and its affiliates own 43.4% of the limited partnership interests entitled to vote in this matter (excluding general partner units and without consideration of any common units held by our officers, directors, employees and certain other persons affiliated with us). Also, if our general partner is removed without cause during the time any subordinated units are outstanding and the subordinated units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units, and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.
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
USD Group LLC may sell or transfer our units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.
USD Group LLC held 7,371,672 common units and 4,185,418 subordinated units at December 31, 2018. All of the subordinated units will convert into common units on a one-for-one basis in separate, sequential tranches, with each tranche comprising 20.0% of the subordinated units outstanding at the closing of our IPO on October 15, 2014. A separate tranche will convert on each business day occurring no earlier than January 1, 2015 (but not more than once in any twelve-month period), assuming the conditions for conversion are satisfied. Additionally, we have agreed to provide USD Group LLC with certain registration rights. USD Group LLC and its affiliates may sell, transfer or pledge as security all or some of the units held by them without any duty to us. Such sale of units in the public or private markets, or pledging or transfer of units, could have an adverse impact on the price of the common units.
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
If at any time our general partner and its affiliates own more than 80.0% of the then issued and outstanding common units, our general partner has the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. Our general partner and its affiliates own approximately 27.7% of our common units (excluding any common units held by our officers, directors, employees and certain other persons affiliated with us) and 43.4% of our common units assuming the conversion of all subordinated units into common units.
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
Interest rates may continue to increase in the future. As a result, interest rates on our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is affected by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect our interest expense and distributable cash flow, the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.
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
The New York Stock Exchange, or NYSE, does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.
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

For example, members of Congress and the Department of Treasury have periodically considered substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including the elimination of the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.
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
A unitholder’s share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control, and certain transactions in which we might engage. For example, we may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt. A unitholder’s ratio of its share of taxable income to the cash received by it may also be affected by changes in law. For instance, under the tax reform law commonly known as the Tax Cuts and Jobs Act, the net interest expense deductions of certain business entities, including us, are limited to 30% of such entity’s “adjusted taxable income,” which is generally taxable income with certain modifications. If the limit applies, a unitholder’s taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.
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

Item 1B. Unresolved Staff Comments

Not Applicable.

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
Obligations under our senior secured credit facility, as amended and restated on November 2, 2018, are secured by a first priority lien on our assets and those of our restricted subsidiaries (as such term is defined in our senior secured credit facility), other than certain excluded assets. Title to the real property necessary for us to operate our business may also be subject to encumbrances in some cases, such as customary interests generally retained in connection with the acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of lease or acquisition by our Predecessor or us. However, we do not believe that any of these burdens would materially detract from the value of these properties or from our interest in these properties or would materially interfere with their use in the operation of our business.

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
On February 28, 2019, the last reported sales price of our common units on the NYSE was $10.92 per common unit. On February 28, 2019, there were approximately 4,900 common unitholders, nine of which were registered common unitholders of record. An established public trading market does not exist for our Class A units, subordinated units, or our general partner units. Our Class A units are held by senior management of USD. All of our subordinated units are held by USD Group LLC, while all of our general partner units are held by USD Partners GP LLC.
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
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Please see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans for information regarding our equity compensation plans as of December 31, 2018.
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

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per unit amounts and Bpd)
Income Statements Data (1)(2)(3)(4)
Operating revenues	$119,226	$108,805	$113,167	$81,763	$36,098
Operating costs	89,777	79,327	78,705	59,309	35,451
Operating income	29,449	29,478	34,462	22,454	647
Interest expense	11,358	9,925	9,847	4,432	4,855
Loss (gain) associated with derivative instruments	(374)	937	140	(5,161)	(1,536)
Foreign currency transaction loss (gain)	(14)	(456)	(750)	(201)	4,850
Other expense (income), net	16	(330)	(85)	(64)	(30)
Provision for (benefit from) income taxes	(2,669)	(1,929)	(247)	5,755	186
Net income (loss)	$21,132	$21,331	$25,557	$17,693	$(7,678)
Less: Predecessor loss prior to the IPO (from January 1, 2014 through October 14, 2014)					(7,206)
Net loss attributable to general and limited partner interests in USD Partners LP subsequent to the IPO (from October 15, 2014 through December 31, 2014)					$(472)
Net income (loss) attributable to limited partner interest	$20,356	$20,750	$25,048	$17,339	$(7,524)
Net income (loss) per common unit (basic and diluted) (5)	$0.77	$0.84	$1.12	$0.83	$(0.29)
Net income (loss) per subordinated unit (basic and diluted) (5)	$0.78	$0.85	$1.08	$0.82	$(0.63)
Distributions declared per limited partner interest	$1.425	$1.370	$1.275	$1.170	$0.240

Cash Flow Data (1)(2)(6)
Net cash provided by operating activities	$45,129	$47,819	$53,730	$35,334	$3,405
Net cash used in investing activities	(8,580)	(27,580)	(93)	(213,283)	(34,204)
Net cash provided by (used in) financing activities	(36,890)	(23,790)	(51,298)	147,957	45,705
Net cash provided by discontinued operations	—	—	—	—	24,241

Balance Sheet Data (at period end) (1)(2)(4)
Property and equipment, net	$145,308	$146,573	$125,702	$133,010	$84,059
Total assets	287,295	301,012	299,115	328,398	148,280
Long-term debt, net	205,581	200,627	220,894	239,444	78,458
Total liabilities	217,831	216,122	240,589	278,638	110,085
Partners’ Capital
Common units	107,903	136,645	128,903	141,374	127,865
Class A units	1,018	1,468	1,929	1,749	550
Subordinated units	(39,723)	(55,237)	(70,936)	(93,445)	(90,214)
General partner	3,275	180	356	220	12
Accumulated other comprehensive income (loss)	(3,009)	1,834	(1,726)	(138)	(18)
Total Partners’ Capital	$69,464	$84,890	$58,526	$49,760	$38,195

Operating Information
Average daily terminal throughput (Bpd) (7)	112,289	41,328	31,727	27,430	39,125

Non-GAAP Measures (1)(4)(8)
Adjusted EBITDA	$56,722	$56,458	$64,026	$42,752	$15,266
Distributable cash flow	$45,669	$47,408	$54,221	$35,062	$11,577

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

(4)
Amounts prior to 2016 do not reflect the impact of our adoption of Accounting Standards Codification 606 Revenue from Contracts with Customers, or ASC 606. For more information refer to Note 2. Summary of Significant Accounting Policies of our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

(5)
Net income per unit for periods prior to October 15, 2014, are computed on a retrospective basis assuming the minimum quarterly distribution amount of $0.2875 per unit, or $1.15 per unit on an annualized basis, was distributed on the units issued to our general partner and USDG as if they were outstanding the entire period.

(6)
All amounts have been adjusted to reflect our adoption of Accounting Standards Update 2016-18 Statement of Cash Flows: Restricted Cash, or ASU 2016-18. For more information refer to Note 2. Summary of Significant Accounting Policies of our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

(7)
Includes the average daily throughput of the Stroud terminal which commenced operations in October 2017, the Casper terminal from our acquisition in November 2015 and the Hardisty terminal, which was placed into service in late June 2014.

(8)
A reconciliation of our non-GAAP financial measures is included in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate Our Operations—Adjusted EBITDA and Distributable Cash Flow of this Report.

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Unless the context otherwise requires, references in this discussion to USD Partners, USDP, the Partnership, we, our, us or like terms refer to USD partners and the following subsidiaries, collectively: Casper Crude to Rail LLC, CCR Pipeline LLC, Stroud Crude Terminal LLC, SCT Pipeline LLC, San Antonio Rail Terminal LLC, USD Logistics Operations GP LLC, USD Logistics Operations LP, USD Rail LP, USD Rail Canada ULC, USD Rail International S.A.R.L., USD Terminals Canada ULC, USD Terminals International S.A.R.L. and West Colton Rail Terminal LLC. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. Risk Factors included elsewhere in this report.
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
We generally do not take ownership of the products that we handle nor do we receive any payments from our customers based on the value of such products. We may on occasion enter into buy-sell arrangements in which we take temporary title to commodities while in our terminals. We expect any such arrangements to be at fixed prices where we do not take any exposure to changes in commodity prices.
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
USDG, a wholly-owned subsidiary of USD, and the sole owner of our general partner, is engaged in designing, developing, owning, and managing large-scale multi-modal logistics centers and energy-related infrastructure across North America. USDG’s solutions create flexible market access for customers in significant growth areas and key demand centers, including Western Canada, the U.S. Gulf Coast and Mexico. Among other projects, USDG is currently pursuing the development of a premier energy logistics terminal on the Houston Ship Channel with capacity for substantial tank storage, multiple docks (including barge and deepwater), inbound and outbound pipeline connectivity, as well as a rail terminal with unit train capabilities. USDG has completed an expansion project at the Partnership’s Hardisty terminal, which we refer to as Hardisty South, which added one 120-railcar unit train of transloading capacity per day, or approximately 75,000 barrels per day, or bpd.
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
During 2018, oil sands production facilities returned to normal operating levels and new production capacity was and continues to be brought online. Pipeline export capacity from Western Canada continues to remain constrained and projects to increase the capacity have experienced significant regulatory delays. For example, the anticipated in-service date of the Line 3 Replacement project has been recently changed from late 2019 to the second half of 2020, due to a revised construction schedule. In 2018, apportionment levels on the primary heavy crude oil pipelines of the largest export pipeline system from Western Canada to the U.S. averaged above 40%, and apportionment on the light crude oil pipelines on the system have averaged approximately 40% in recent months (representing the percentage of barrels nominated that were not shipped due to pipeline capacity constraints). As a result, inventory levels grew to historic highs, as barrels not shipped were placed in storage. As such, Western Canadian crude oil supplies exceeded available pipeline takeaway capacity. As a result, WCS pricing spreads in 2018 in relation to key benchmarks widened to levels that were more than double the 2017 average. Furthermore, customer activity at our Hardisty origination terminal has increased substantially in 2018, as strategically-located rail capacity has provided an export outlet for growing oil sands production.
During the first quarter of 2019 to date, the WCS to West Texas Intermediate, or WTI, crude oil spread has narrowed to between $7-$14 per barrel from $11-$50 per barrel during the fourth quarter of 2018. The narrowing in the pricing spread is the result of the Alberta Government’s announcement in December 2018 to curtail crude oil and bitumen production by 325,000 bpd beginning January 1, 2019. The Alberta Government’s objective is to reduce storage levels to a targeted level to ensure more economical prices for WCS. Once the targeted storage and netback levels are achieved, the curtailment is expected to be reduced to approximately 95,000 bpd by the Alberta Government. On January 31, 2019, the Alberta Government announced that the crude oil and bitumen production curtailment would be reduced to 250,000 bpd.
To address the current pipeline capacity constraints from Western Canada and to increase Alberta’s overall export capacity, the Alberta Government announced that it plans to invest $3.7 billion to increase rail capacity in order to export WCS to markets with a more economical netback. This initiative includes leasing approximately 4,400 new rail cars to move up to 120,000 bpd of crude oil by 2020, with shipments expected to start as early as mid-2019.
We expect the WCS to WTI spread to widen to levels that will require increasing takeaway capacity from crude by rail as Western Canadian production continues to grow and pipeline takeaway capacity out of the region remains constrained. Future WCS versus WTI spreads published by Bloomberg through 2023 average approximately $21 per barrel and are indicative of the continued expected imbalance between supply and takeaway capacity. The latest data available as published by the U.S. Energy Information Administration, or EIA, indicates Canadian Crude by Rail imports into the United States increased to approximately 321,000 bpd in November 2018 and averaged approximately 221,000 bpd through November 2018 on a year to date basis. This represents an approximate 54% increase in crude by rail imports from Canada into the United States over the 2017 period average.
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
Over the last two years, the industry has experienced a consolidation of Western Canadian oil sands producing assets among active Canadian producers. We expect this will continue to drive further expansions of crude oil production capacity, particularly at existing projects, as cost savings and technological advancements made during the recent commodity price downturn are incorporated into future development plans.

As a result, we expect demand for rail capacity at our terminals to increase over the next several years and potentially longer if proposed pipeline developments do not meet currently planned timelines due to regulatory or other challenges. Our Hardisty and Casper terminals, with established capacity and scalable designs, are well-positioned as strategic outlets to meet growing takeaway needs as Western Canadian crude oil supplies continue to exceed available pipeline takeaway capacity. Additionally, we believe our Stroud terminal provides an advantageous rail destination for Western Canadian crude oil given the optionality provided by its connectivity to the Cushing hub and multiple refining centers across the United States. Rail also generally provides a greater ability to preserve the specific quality of a customer’s product relative to pipelines, providing value to a producer or refiner. We expect these advantages, including our recently established origin-to-destination capabilities, to continue to result in long-term contract extensions and expansion opportunities across our terminal network.

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
Hardisty Terminal
Current market demand for the services provided at our Hardisty terminal exceeds our available capacity. To date, we have renewed and extended approximately 65% of the capacity at our Hardisty terminal through mid-2022, with approximately 42% extended through mid-2023 with customers under multi-year take-or-pay agreements. We are currently in discussions with the remaining customer at our Hardisty terminal to extend its agreements currently expiring in mid-2019 through mid-2020.
Additionally, USDG, pursuant to its development rights at the Hardisty terminal, has completed the Hardisty South expansion (“Hardisty South”). The existing Hardisty terminal, which is owned by us, has designed capacity for two unit trains per day, or approximately 150,000 barrels per day. Hardisty South, which is owned by USDG, adds one unit train per day, or approximately 75,000 barrels per day, of takeaway capacity to the terminal by modifying the existing loading rack and building additional infrastructure and trackage. The project was placed into service during January 2019. Once fully contracted, we believe the Hardisty South Expansion could present an attractive acquisition opportunity for us pursuant to our existing right of first offer with respect to midstream projects developed by USDG.
Our sponsor is also pursuing long-term solutions to transport heavier grades of crude oil produced in Western Canada, which our sponsor believes will maximize benefits to producers, refiners and railroads. Any such development project would be wholly-owned by USDG and would be subject to our existing right of first offer with respect to midstream projects developed by USDG.

Stroud Terminal
We are also undergoing efforts to extend the terms of our agreements with existing customers, including offering an origin-to-destination solution from Hardisty to our Stroud terminal near the Cushing, Oklahoma storage hub.
Approximately 50% of the Stroud terminal’s current capacity is contracted with us under a multi-year, take-or-pay terminal services agreement with an investment grade, multi-national energy company, also referred to as the Stroud customer, through mid-2020. This customer is also a customer at our Hardisty terminal through capacity USDM secured in conjunction with our Stroud terminal acquisition.
During March and April 2018, the Stroud customer secured the remaining available capacity at the Stroud terminal from USDM for periods beginning in the second quarter of 2018 and ending in June 2019 and January 2020, pursuant to the Marketing Services Agreement established between us and USDM at the time of the Stroud acquisition.
Similarly, we obtained origination capacity from customers of the Hardisty terminal and immediately contracted with the Stroud customer for this capacity at the same economic terms as the initial customer agreements. Consistent with the new agreements for destination capacity at the Stroud terminal, the Hardisty origination capacity was contracted for corresponding periods beginning in the second quarter of 2018 and ending in June 2019 and January 2020 (the later representing a seven month extension over the original Hardisty contract term). As a result, the Stroud customer increased its contracted position from approximately 25% to nearly half of the existing capacity at the Hardisty terminal.
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
Casper Terminal
Our Casper terminal currently includes approximately100,000 bpd of loading capacity and 900,000 barrels of tank storage capacity. Effective September 2018, we entered into a new three-year agreement at our Casper Terminal with a multi-national, investment grade customer. The agreement contains take-or-pay terms for terminalling and storage services, as well as fees associated with actual throughput volumes and other services.
The new agreement supports the construction of an outbound pipeline connection from the Casper Terminal to complement the terminal’s current inbound pipeline connection to the Express Pipeline and potentially an additional storage tank to facilitate blending and staging operations for the customer. The customer will utilize an existing tank at the Casper Terminal for a three-year term and a second tank, once constructed or available, for another three-year term. The construction of the second tank, if needed, and the outbound pipeline connection are expected to be completed in the second half of 2019. If the outbound pipeline and second tank, if needed, are not completed in the second half of 2019, as expected, the customer may gain the right to terminate all or portions of this agreement.
Opportunities Related to Our Sponsor’s Texas Deepwater Development on U.S. Gulf Coast
In October 2015, our sponsor entered into a joint venture to develop a premier U.S. Gulf Coast logistics terminal on a 988-acre parcel of property on the Houston Ship Channel. Its strategic location is uniquely positioned to provide customers with flexible market access to key demand centers, both domestic and abroad. Preliminary master planning efforts suggest that the property footprint is capable of supporting up to twelve million barrels of storage capacity, multiple docks (including barge and deep water), inbound and outbound pipeline connectivity, and a rail terminal with capacity to unload multiple unit trains per day. The property is in proximity to substantially all major inbound and outbound pipelines and can be directly accessed by multiple Class 1 railroads.
According to the latest data available as published by the EIA, worldwide fuel consumption is estimated to have increased by over one million bpd in 2018 and is projected to increase by another three million bpd by 2020. Recent industry developments highlight the Gulf Coast’s strategic importance within global energy markets and its ability to meet growing demand. Since the ban on exports of crude oil was lifted in December 2015, exports of crude oil from PADD III have grown from less than 300,000 bpd to approximately 2.1 million bpd in recent months. Additionally, PADD III exports of petroleum products have increased approximately 7% year-over-year and more than 20% over the last two years. Finally, given expected growth in Permian Basin crude oil production, industry participants have placed into service 575,000 bpd of pipeline capacity in 2018 and have plans to place an additional 2.1 million bpd of pipeline capacity into service in 2019 and 2021 to transport crude oil from West Texas to the Houston refining and distribution hub for domestic consumption or export to other markets.
Our sponsor expects that these industry dynamics will contribute to growing demand for storage, staging, blending, export and other logistics services along the Gulf Coast, including at its Houston Ship Channel property. Accordingly, our sponsor is actively engaged in commercial negotiations with potential customers to provide export solutions for crude oil, refined products, and natural gas liquids. Any such development project would be wholly-owned by USDG and would be subject to our existing right of first offer with respect to midstream projects developed by USDG. If successful, the Texas Deepwater development represents a meaningful opportunity to add complementary logistics assets that diversify our current network and have the potential to add additional high-quality take-or-pay agreements with terms beyond those related to our existing network.
Right of First Offer
In connection with our IPO, we entered into an omnibus agreement with USD and USDG, pursuant to which we were granted a right of first offer on any midstream infrastructure assets that they may develop, construct, or acquire for a period of seven years after the October 15, 2014, closing of our IPO. Additional information about the omnibus agreement and the right of first offer are included in Note 12. Transactions with Related Parties of our consolidated financial statements at Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
We cannot assure you that USD will be able to develop or construct, or that we or USD will be able to acquire, any additional midstream infrastructure projects. Among other things, the ability of USD to further develop the Hardisty and Stroud terminals, or any other project, and our ability to acquire such projects, will depend upon USD’s and our ability to raise additional equity and debt financing. We are under no obligation to make any offer, and USD and USDG are under no obligation to accept any offer we make, with respect to any asset subject to our right of first offer. Additionally, the approval of Energy Capital Partners is required for the sale of any assets by USD or its subsidiaries, including us (other than sales in the ordinary course of business), acquisitions of securities of other entities that exceed specified materiality thresholds and any material unbudgeted expenditures or deviations from our approved budgets. Energy Capital Partners may make these decisions free of any duty to us and our unitholders. This approval would be required for the potential acquisition by us of any projects to expand the Hardisty and Stroud terminals, as well as any other projects or assets that USD may develop or acquire in the future or any third-party acquisition we may pursue independently or jointly with USD. Energy Capital Partners is under no obligation to approve any such transaction. Please refer to the discussion under Item 10. Directors, Executive Officers and Corporate Governance—Special Approval Rights of Energy Capital Partners regarding the rights of Energy Capital Partners. If we are unable to acquire any projects to expand the Hardisty and Stroud terminals from USD, these expansion projects, once completed, may compete directly with our existing business for future throughput volumes, which may impact our ability to enter into new terminal services agreements, including with our existing customers, following the termination of our existing agreements, or the terms thereof, and our ability to compete for future spot volumes. Furthermore, cyclical changes in the demand for crude oil and other liquid hydrocarbons may cause USD, or us, to further re-evaluate any future expansion projects, including expansion of the Hardisty and Stroud terminals.

How We Generate Revenue
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to assist in resource allocation decisions and to assess operational performance.

Terminalling Services
The Terminalling services segment includes a network of strategically-located terminals that provide customers with railcar loading and/or unloading capacity, as well as related logistics services, for crude oil and biofuels. Substantially all of our cash flows are generated under multi-year, take-or-pay terminal services agreements that include minimum monthly commitment fees. We generally have no direct commodity price exposure, although fluctuating commodity prices could indirectly influence our activities and results of operations over the long term. We may on occasion enter into buy-sell arrangements in which we take temporary title to commodities while in our terminals. We expect any such agreements to be at fixed prices where we do not take commodity price exposure.

Hardisty Terminal Services Agreements.    We have terminal services agreements with six high-quality, primarily investment grade counterparties or their subsidiaries: Cenovus Energy, Gibson, Suncor Energy, Total, ConocoPhillips, and USDM. USDM’s agreement is supported by commitments from an investment grade rated multi-national energy company, who is also a customer of our Stroud terminal. Substantially all of the terminalling capacity at our Hardisty terminal is contracted under multi-year, take-or-pay terminal services agreements subject to inflation-based escalators with a volume-weighted average remaining contract life of approximately 3.3 years as of December 31, 2018. All of our counterparties are obligated to pay a minimum monthly commitment fee for the capacity to load an allotted number of unit trains or barrels per month. If a customer loads fewer unit trains or barrels than its allotted amount in any given month, that customer will receive a credit for up to six months. This credit may be used to offset fees on throughput volumes in excess of the customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. We will receive a per-barrel fee on any volumes handled in excess of the customers’ allowed amount, to the extent the additional volume is not subject to the credit discussed above. If a force majeure event occurs, a customer’s obligation to pay us may be suspended, in which case the length of the contract term will be extended by the same duration as the force majeure event.

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

We also entered into a Marketing Services Agreement, or MSA, effective as of May 31, 2017, with USDM, whereby we granted USDM the right to market the capacity at the Stroud terminal in excess of the capacity of our initial customer in exchange for a nominal per barrel fee. Upon expiration of our contract with the initial Stroud customer in June 2020, the same marketing rights will apply to all throughput at the Stroud terminal in excess of the throughput necessary for the Stroud terminal to generate Adjusted EBITDA that is at least equal to the average monthly Adjusted EBITDA derived from the initial Stroud terminal customer during the 12 months prior to expiration.

Pursuant to the MSA, during March and April 2018, the Stroud customer secured the remaining available capacity at the Stroud terminal from USDM, for periods beginning in the second quarter of 2018 and ending in June 2019 and January 2020.

Casper Terminal Services Agreements.    Our Casper terminal includes two terminal services agreements with a high quality, investment grade refiner and a multi-national investment grade customer. Under the terminal services agreement with the refiner customer, our customer is obligated to pay the greater of a minimum monthly commitment fee or a throughput fee based on the actual volume of crude oil loaded. If a customer loads fewer unit trains or barrels than its allotted amount in any given month, that customer will receive a credit which may be used to offset future throughput fees in excess of the minimum monthly commitment fees, to the extent capacity is available for the excess volume. Unused credits generally expire if not used by the end of each calendar quarter. The multi-year agreement with the multi-national customer contains take-or-pay terms for terminalling and storage services and variable fees associated with actual throughput volumes and other services. We have also entered in to a one-year terminalling services agreement at our Casper terminal, effective January 1, 2019, which contains take-or-pay terms for storage services and variable fees associated with actual throughput volumes and other services.

Additionally, we may on occasion utilize our available storage and throughput capacity to support our customers’ spot activity through buy-sell agreements that generate cash flows in addition to those provided by our multi-year agreements, and have also entered into a short-term agreement to facilitate spot transactions on behalf of USDM. We are actively pursuing term agreements with these spot customers.

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

Fleet Services
We provide our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail on multi-year, take-or-pay terms under master fleet services agreements for initial periods ranging from five to nine years. We do not own any railcars. As of December 31, 2018, our railcar fleet consisted of 1,683 railcars, which we leased from various railcar manufacturers and financial entities, including 1,308 C&I railcars. We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 1,483 of the railcars to other parties, but we have retained certain rights and obligations with respect to the servicing of these railcars. Substantially all of our current railcar fleet is dedicated to customers of our Hardisty terminal. Our master fleet services agreements have a weighted-average remaining contract life of 3.3 years as of December 31, 2018.

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
The following table sets forth a reconciliation of Net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by operating activities	$45,129	$47,819	$53,730
Add (deduct):
Amortization of deferred financing costs	(866)	(861)	(861)
Deferred income taxes	3,971	987	(558)
Changes in accounts receivable and other assets	(815)	(3,503)	(2,079)
Changes in accounts payable and accrued expenses	639	(397)	1,917
Changes in deferred revenue and other liabilities	196	4,562	3,113
Interest expense, net	11,356	9,917	9,837
Benefit from income taxes	(2,669)	(1,929)	(247)
Foreign currency transaction gain (1)	(14)	(456)	(750)
Other income	—	(22)	(76)
Non-cash lease items (2)	—	341	—
Non-cash contract asset (3)	(205)	—	—
Adjusted EBITDA	56,722	56,458	64,026
Add (deduct):
Cash received (paid) for income taxes (4)	(814)	1,250	(845)
Cash paid for interest	(10,038)	(9,754)	(8,722)
Maintenance capital expenditures	(201)	(546)	(238)
Distributable cash flow	$45,669	$47,408	$54,221

(1)	Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

(2)	Represents non-cash lease revenues and expenses associated with our lease contracts.

(3)
Represents the non-cash change in contract assets for revenue recognized in advance at blended rates based on the escalation clauses in certain of our customer contracts. Refer to Note 4. Revenues—Contract Assets for more information.

(4)
Includes refunds of approximately $2.6 million (representing C$3.4 million) received in 2017 for our 2016 foreign income taxes and $3.7 million (representing C$4.9 million) received in 2016 and $0.7 million (representing C$0.9 million) received in 2017 for our 2015 foreign income taxes.

Operating Costs
Our operating costs are comprised primarily of subcontracted rail services, pipeline fees, repairs and maintenance expenses, materials and supplies, utility costs, insurance premiums and rent for facilities and equipment. In addition, our operating expenses include the cost of leasing railcars from third-party railcar suppliers and the shipping fees charged by railroads, which costs are generally passed through to our customers. We expect our expenses to remain relatively stable, but they may fluctuate from period to period depending on the mix of activities performed during a period and the timing of these expenditures. With additional throughput volumes handled at our terminals, we expect to incur additional operating costs, including subcontracted rail services and pipeline fees.
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

General Trends and Outlook

In addition to the discussion provided below, refer also to the Market Update section included in Part II, Item 7. Management’s Discussion and Analysis, Overview and Recent Developments.
Customer Contract Renewals and Expirations
We are in active discussions with new and existing customers for the provision of terminalling services at our terminals for periods following the terms of our existing agreements that expire over the next two years. During 2018, we successfully re-contracted a significant amount of the available capacity of our Hardisty terminal with multi-year, take-or-pay agreements with primarily investment grade customers. Projected growth in Western Canada crude oil production, including recent additions to oil sands production capacity, presents a meaningful opportunity to meet takeaway needs with our strategically-positioned and scalable assets, particularly given current industry headwinds for new infrastructure projects.
We recently executed a three-year agreement with an investment-grade rated customer at our Casper terminal and have several other new customers utilizing capacity at the terminal with whom we are actively pursuing term agreements. Additionally, we have entered into a one-year terminalling service agreement at our Casper terminal, effective January 1, 2019, which contains take-or-pay terms for storage services and variable fees associated with actual throughput volumes and other services. We are also actively engaged in discussions with other companies that are interested in utilizing the services available at our Casper terminal. However, we cannot make any assurances regarding the outcome of these discussions. For a discussion of the risks associated with our ability to renew, extend or replace customer contracts, see Item 1A. Risk Factors—Our contracts subject us to renewal risks.
A customer of our Casper Terminal, whose existing terminalling services agreement with us expired in October 2018, did not exercise its option to extend the agreement for an additional one-year term. We executed a two-month extension of the agreement through December 2018 at reduced volumes and continue to actively negotiate a longer term agreement with the customer, although we can make no guarantees the customer will agree to such an arrangement. Additionally, another existing terminalling services agreement at our Casper Terminal will expire in August 2019 if not otherwise renewed or extended.

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
Changes in environmental and gasoline blending regulations may affect the use of ethanol in the market for transportation fuel. Due to corrosion concerns unique to biofuels, such as ethanol, the long-haul transportation of biofuels via multi-product pipelines is less efficient and less economical than rail. Rail also helps aggregate fragmented ethanol production across the country. In the event that dedicated pipelines are constructed, or additional technologies are developed to allow for more economical transportation of biofuels on multi-product pipelines, demand for transportation of biofuels by rail may be affected.
Supply and Demand for Crude Oil and Refined Products
The volume of crude oil and biofuels that we handle at our terminals and the number of railcars for which we provide and perform railcar-specific fleet services ultimately depends on refining and blending margins. Refining and blending margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products. These prices are affected by numerous factors beyond our control, including the global supply and demand for crude oil and gasoline and other refined products. The supply of crude oil will depend on numerous factors, including commodity pricing, improvements in extractive technology, environmental regulation and other factors. We believe that our Adjusted EBITDA and DCF will not be affected in the near term to the extent of our multi-year, take-or-pay terminal services agreements. However, our ability to grow through expansion or acquisitions and our ability to renew or extend our terminal services agreements could be affected by a long-term reduction in supply or demand.
Customer Contracts
Our business is subject to the risk that we may not be able to renew, extend or replace our customer contracts as their terms expire. Refer to the discussion above under the heading General Trends and Outlook for information regarding customer contract renewals and expirations. For a discussion of the risks associated with our ability to renew, extend or replace customer contracts, see Item 1A. Risk Factors—Our contracts subject us to renewal risks.
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
Acquisition Opportunities
We plan to continue pursuing strategic acquisitions that will provide attractive returns to our unitholders, including energy-related logistics assets related to the storage and transportation of liquid hydrocarbons and biofuels, from both USD and third parties. We intend to leverage our industry relationships and market knowledge to successfully execute on such opportunities, which we may pursue independently or jointly with USD. We have entered into an omnibus agreement with USD and USD Group LLC, pursuant to which USD Group LLC has granted us a right of first offer on any midstream infrastructure assets that they may develop, construct, or acquire for a period of seven years after the October 15, 2014, closing of our IPO. Additional information regarding our growth opportunities is discussed in Growth Opportunities for our Operations and information regarding the omnibus agreement is presented in Note 12. Transactions with Related Parties—Omnibus Agreement of Item 8. Financial Statement and Supplementary Data. We cannot assure you that USD will be able to develop or construct, or that we or USD will be able to acquire, any other midstream infrastructure projects, including any projects to expand the Hardisty and Stroud terminals. Among other things, the ability of USD to further develop the Hardisty and Stroud terminals, or any other project, and our ability to acquire such projects, will depend upon USD’s and our ability to raise additional equity and debt financing. We are under no obligation to make any offer, and USD and USD Group LLC are under no obligation to accept any offer we make, with respect to any asset subject to our right of first offer. Additionally, the approval of Energy Capital Partners is required for the sale of any assets by USD or its subsidiaries, including us (other than sales in the ordinary course of business), acquisitions of securities of other entities that exceed specified materiality thresholds and any material unbudgeted expenditures or deviations from our approved budget. Energy Capital Partners may make these decisions free of any duty to us and our unitholders. This approval would be required for the potential acquisition by us of any projects to expand the Hardisty and Stroud terminals, as well as any other projects or assets that USD may develop or acquire in the future or any third-party acquisition we may pursue independently or jointly with USD. Energy Capital Partners is under no obligation to approve any such transaction. Additional discussion of the special approval rights of Energy Capital Partners is included in Item 10. Directors, Executive Officers and Corporate Governance—Special Approval Rights of Energy Capital Partners. If we are unable to acquire any projects to expand the Hardisty and Stroud terminals from USD, which USD retained the right to develop and operate, these expansions may compete directly with our current terminal assets for future throughput volumes, which may impact our ability to enter into new terminal services agreements, including with our existing customers, following the termination of our existing agreements or the terms thereof and our ability to compete for future spot volumes. Furthermore, cyclical changes in the demand for crude oil and other liquid hydrocarbons may cause USD or us to reevaluate any future expansion projects, including any projects to expand the Hardisty and Stroud terminals. Additionally, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our DCF.
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
San Antonio and Casper Terminal Agreement Expiration
Our historical operations include a unit train-capable ethanol destination terminal in San Antonio, Texas, that we ceased operating in May of 2017, upon the expiration of our customer’s agreement with us. We also recognized a non-cash impairment loss of approximately $3.5 million for the year ended December 31, 2016, to write down the non-current assets of the terminal to market value. The impairment loss included an asset retirement obligation of $1.0 million for amounts we expect to spend to restore the property to its original condition. We have completed a significant amount of the restoration process at the terminal and are pending acceptance by the lessor that such restoration is satisfactory.
At our Casper terminal one of our initial terminalling services agreements expired in late August 2017. The expired agreement contributed approximately $15 million to our “Terminalling services” revenue and approximately $12 million of Adjusted EBITDA during the twelve months preceding expiration of the agreement. Additionally, a customer of our Casper Terminal, whose existing terminalling services agreement with us expired in October 2018, did not exercise its option to extend the agreement for an additional one-year term.
Selling, General and Administrative Costs
Our sponsor charges us a fixed annual fee for the management and operation of our assets and for the provision of various centralized administrative services, as well as allocates general and administrative costs and expenses incurred by them on our behalf. In both 2018 and 2017, the fixed annual fee increased by approximately $0.1 million to $3.4 million and $3.3 million, respectively, primarily as a result of our sponsor hiring new employees dedicated to our operations. The Board of Directors of our General Partner approved an increase to the fixed annual fee to approximately $3.6 million for 2019.
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
We entered into derivative contracts to mitigate a significant portion of the potential impact that fluctuations in the value of the Canadian dollar relative to the U.S. dollar may have on cash flows generated by our Hardisty terminal operations through 2017. As a result, foreign currency exchange rates did not have a significant impact on our operating cash flows in 2017. Our derivative contracts, which covered the majority of our Canadian cash flows, secured a minimum exchange rate of 0.78 U.S. dollars per Canadian dollar for our 2017 fiscal year and secured an exchange rate of 0.84 U.S. dollars per Canadian dollar during our 2016 fiscal year. The average exchange rates for the Canadian dollar in relation to the U.S. dollar were 0.7718, 0.7712 and 0.7552 for 2018, 2017 and 2016, respectively. We did not enter into any derivative contracts to mitigate the potential impact from fluctuations in the value of the Canadian dollar in 2018.
Income Tax Expense
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers, or ASC 606, which provides a single comprehensive model for revenue recognition. We adopted the requirements of ASC 606 effective January 1, 2018, using the full retrospective method. As a result, we recognized revenues with respect to each prior period for amounts that were previously deferred, as well as the associated previously deferred pipeline fees. Refer to Note 2. Recent Accounting Pronouncements of our consolidated financial statements included in Part I—Financial Information, Item 1. Financial Statements of this Report for a comprehensive discussion regarding our adoption of ASC 606.
In conjunction with our adoption of ASC 606, we also recognized a deferred tax liability associated with the previously deferred revenues net of previously deferred pipeline fees. The previously deferred revenue, net of previously deferred expenses associated with our adoption of ASC 606 was a recovery of $3.8 million (representing C$4.9 million) which contributed to the “Benefit from income taxes” for the year ended December 31, 2018.
In 2016, prior to filing our 2015 Canadian tax returns, we adopted a methodology for determining the return attributable to our Canadian subsidiaries based upon the completion of a study we initially commissioned in 2015. The methodology we adopted for determining the return attributable to our Canadian subsidiaries supported by this study resulted in a reduction of our Canadian income tax liability for the 2015 tax year, as reflected in the Canadian income tax returns we filed in 2016. The resulting decrease in our Canadian income tax liability was reflected in our 2016 income statement as a reduction to our 2016 provision for income taxes. In addition, our 2017 provision for income taxes includes a reduction to our income tax liability for 2016, based upon the Canadian federal and provincial income tax returns for 2016 that we filed in June 2017. We also reduced our provision for income taxes in 2017 for the lower expected Canadian income tax liability we anticipated for 2017 as a result of the methodology we adopted for determining the return attributable to our Canadian subsidiaries.
Cash Distributions
We intend to make minimum quarterly distributions of at least $0.2875 per common unit ($1.15 per unit on an annualized basis) to the extent we have sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. We intend to pay distributions no later than 60 days after the end of each quarter. We paid our most recent distribution on February 19, 2019, at a rate of $0.36 per common unit ($1.44 per unit on an annualized basis) for the quarter ending December 31, 2018, to unitholders of record on February 11, 2019.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to aid in resource allocation decisions and to assess operational performance.
Effective January 1, 2018, we adopted the requirements of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASC 606. All amounts and disclosures set forth in this Form 10-K have been updated to comply with the new standard. Refer to Note 2. Summary of Significant Accounting Policies of our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Report for a comprehensive discussion regarding our adoption of ASC 606
The following table summarizes our operating results by business segment and corporate charges for each of the years indicated:

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Operating income (loss)
Terminalling services	$41,766	$37,367	$42,353
Fleet services	(723)	1,201	1,813
Corporate and other	(11,594)	(9,090)	(9,704)
Total operating income	29,449	29,478	34,462
Interest expense	11,358	9,925	9,847
Loss (gain) associated with derivative instruments	(374)	937	140
Foreign currency transaction gain	(14)	(456)	(750)
Other expense (income), net	16	(330)	(85)
Benefit from income taxes	(2,669)	(1,929)	(247)
Net income	$21,132	$21,331	$25,557
Summary Analysis of Operating Results
Year ended December 31, 2018 compared to the year ended December 31, 2017
Our operating results for the year ended December 31, 2018, compared with our operating results for the year ended December 31, 2017, were largely driven by the following:

•
our average daily terminal throughput increased to 112,289 bpd for the year ended December 31, 2018, from 41,328 bpd for the same period in 2017, due primarily to increased activity by customers of our Hardisty terminal resulting from increased Western Canadian crude oil production and constrained pipeline takeaway capacity out of the region, coupled with the commencement of operations at our Stroud terminal in the fourth quarter of 2017;

•
the positive impact to operating income of our Terminalling services business associated with the commencement of operations of our Stroud terminal in October 2017, which contributed $11.2 million of incremental operating income during the current year. The increase was partially offset by the impact of the customer agreements at our Casper and San Antonio terminals that concluded in August 2017 and May 2017, respectively;

•	a decrease in the operating income of our fleet services business associated with the conclusion of contracts for approximately 1,130 railcars;

•	an increase in corporate and other operating costs primarily due to higher unit based compensation expenses and consulting costs associated with accounting projects;

•	an increase in interest expense due to a rising interest rate environment;

•	gains associated with our interest rate derivative financial instruments; and

•	a benefit from income taxes resulting from the partial recovery of a deferred tax liability due to our adoption of ASC 606.
Year ended December 31, 2017 compared to the year ended December 31, 2016
Our operating results for the year ended December 31, 2017, compared with our operating results for the year ended December 31, 2016, were largely driven by the following:

•	increased Terminalling services revenue due to the commencement of operations at our Stroud terminal on October 1, 2017;

•
decreases in Terminalling services revenue resulting from ceasing operations at our San Antonio terminal in May 2017 following the conclusion of our customer’s agreement with us and the expiration of a terminalling services agreement at our Casper terminal in August 2017;

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

RESULTS OF OPERATIONS - BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands, except Bpd)
Revenues
Terminalling services	$108,841	$98,893	$102,065
Freight and other reimbursables	2,817	368	13
Total revenues	111,658	99,261	102,078
Operating costs
Subcontracted rail services	13,785	8,953	8,077
Pipeline fees	21,679	22,524	21,019
Freight and other reimbursables	2,817	368	13
Operating and maintenance	5,001	2,853	2,625
Selling, general and administrative	5,507	5,064	4,899
Depreciation and amortization	21,103	22,132	23,092
Total operating costs	69,892	61,894	59,725
Operating income	41,766	37,367	42,353
Interest expense	—	170	1,016
Loss associated with derivative instruments	—	1,083	140
Foreign currency transaction loss (gain)	138	(33)	(28)
Other expense (income), net	16	(330)	(85)
Benefit from income taxes	(2,709)	(2,027)	(672)
Net income	$44,321	$38,504	$41,982
Average daily terminal throughput (Bpd)	112,289	41,328	31,727

Year ended December 31, 2018 compared to the year ended December 31, 2017
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $12.4 million to $111.7 million for the year ended December 31, 2018, from $99.3 million for the year ended December 31, 2017. This increase was primarily due to a full year of operations at our Stroud terminal in 2018 compared to a partial year of operations in 2017, which contributed an additional $17.9 million of revenue to our Terminalling services business during the year ended December 31, 2018. This increase to revenue was partially offset by declines in revenue resulting from the conclusion of customer agreements at our San Antonio facility in May 2017 and our Casper terminal in August 2017.
Our average daily terminal throughput increased to 112,289 bpd for the year ended December 31, 2018, from 41,328 bpd for the year ended December 31, 2017, due primarily to increased activity by customers at our Hardisty terminal and a full year of operations at our Stroud terminal in 2018 compared to a partial year of operations in 2017. The increased activity associated with our Hardisty terminal resulted from increased Western Canadian crude oil production and constrained pipeline takeaway capacity out of the region. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services. Increases in the average daily terminal throughput activity only affect revenue to the extent such amounts are in excess of the minimum monthly committed volumes. However, increases in throughput activity do increase the variable operating costs associated with our terminals, as discussed below.
Operating Costs
The operating costs of our Terminalling services segment increased $8.0 million to $69.9 million for the year ended December 31, 2018, from $61.9 million for the year ended December 31, 2017. The increase is attributable to a full year of operations at our Stroud terminal in 2018 compared to a partial year of operations in 2017, which added $6.8 million of incremental operating costs during the year ended December 31, 2018. Additionally, variable operating costs at our Hardisty terminal increased due to the increase in throughput activity at the terminal. The increase in our operating costs was partially offset by reduced costs resulting from the termination of operations at our San Antonio facility in May 2017 and the conclusion of a customer agreement at our Casper terminal in August 2017.
 Subcontracted rail services. Our subcontracted rail services costs increased $4.8 million to $13.8 million for the year ended December 31, 2018, from $9.0 million for the year ended December 31, 2017. This increase is directly correlated with the increased throughput activity at our Hardisty terminal. Additionally, the full year of operations at our Stroud terminal during 2018 as compared with a partial year of operation in 2017 added $2.1 million of incremental costs to the year ended December 31, 2018. These increases were partially offset by reduced costs associated with the termination of operations at our San Antonio facility in May 2017 and the conclusion of a customer agreement at our Casper terminal in August 2017.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal via pipeline to our Hardisty terminal. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty terminal less direct operating costs. Our pipeline fees decreased $0.8 million to $21.7 million for the year ended December 31, 2018, from $22.5 million for the year ended December 31, 2017. The decrease is due primarily to the additional direct operating costs we incur in connection with the higher throughput volumes at our Hardisty terminal, which reduce the amounts we pay to Gibson.
Depreciation and amortization. Depreciation and amortization expense decreased $1.0 million to $21.1 million for the year ended December 31, 2018, from $22.1 million for the year ended December 31, 2017. The decrease in depreciation and amortization is primarily due to a non-cash impairment charge of $1.7 million recognized in 2017 to reduce the value of certain assets to net realizable value less selling costs. We did not incur a similar charge in the year ended December 31, 2018. The decrease in depreciation and amortization was partially offset by the full year of operation of our Stroud terminal during 2018 as compared with a partial year of operation in 2017.
Other Expenses
Loss associated with derivative instruments. We did not incur any losses from our derivative instruments associated with our terminalling services segment for the year ended December 31, 2018, as compared with a loss of $1.1 million for the year ended December 31, 2017. We entered into derivatives in 2016 for the purpose of mitigating our exposure to fluctuations in foreign currency exchange rates, all of which were settled in 2017. In addition, we entered into commodity swap contracts to fix the price we received from our sale of the crude oil we acquired with our purchase of the Stroud terminal in June 2017.
Benefit from income taxes. A significant amount of our operating income is generated by our Hardisty terminal located in the Canadian province of Alberta. As a Canadian business, operating income derived from our Hardisty terminal is subject to corporate income taxes assessed by the Canadian federal and provincial governments at enacted rates which currently total 27% on a combined basis.
Our benefit from income taxes for the Terminalling services segment increased $0.7 million to a benefit of $2.7 million for the year ended December 31, 2018, as compared with a benefit of $2.0 million for the year ended December 31, 2017. In connection with our adoption of ASC 606, we recovered a deferred tax liability associated with previously deferred revenues net of previously deferred pipeline fees. During the year ended December 31, 2018, we recovered $3.8 million (representing C$4.9 million), which produced a benefit from income taxes. The recovery of a portion of the deferred tax liability was partially offset by current and deferred income tax expense we recognized for the year. For the same period in 2017, we had a benefit from taxes due to a revision of our estimates based on refunds that we received after filing our 2016 tax return in 2017. Based on our current operations and combined Canadian federal and provincial tax rate of 27%, we expect that our income tax expense associated with our terminalling services segment going forward will be approximately C$1.6 million per year.
Year ended December 31, 2017 compared to the year ended December 31, 2016
Terminalling Services Revenue
Revenue generated by our Terminalling services segment decreased $2.8 million to $99.3 million for the year ended December 31, 2017, from $102.1 million for the year ended December 31, 2016. This decrease was primarily due to the conclusion of customer agreements at our San Antonio terminal in May 2017 and at our Casper terminal in August 2017. Partially offsetting this decrease was the $2.8 million of additional revenue resulting from commencement of the contract with the Stroud customer in October 2017 and higher revenues at our Hardisty terminal associated with the annual escalation rates as set forth in our terminalling services agreements.
Our Terminalling services revenue would have been approximately $1.4 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the year ended December 31, 2017, was the same as the average exchange rate for the year ended December 31, 2016.
Operating Costs
The operating costs of our Terminalling services segment increased $2.2 million to $61.9 million for the year ended December 31, 2017, from $59.7 million for the year ended December 31, 2016. This increase was primarily due to incremental operating costs of $3.1 million associated with the operations of our Stroud terminal which we acquired in June 2017, coupled with an increase in subcontracted rail services and pipeline fees at our Hardisty terminal in response to an increase in customer throughput. Partially offsetting the increased expenses were reduced costs associated with ceasing the operations of our San Antonio terminal in May 2017 and a reduction to impairment charges recognized during the year ended December 31, 2017, as compared with the year ended December 31, 2016.
Our operating expenses would have been approximately $0.7 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the year ended December 31, 2017, was the same as the average exchange rate for the year ended December 31, 2016.
 Subcontracted rail services. We subcontract a majority of the services related to the operations of our terminals, which costs are primarily fixed. Our subcontracted rail services costs increased $0.9 million to $9.0 million for the year ended December 31, 2017, from $8.1 million for the year ended December 31, 2016, primarily due to increased customer activity at our Hardisty terminal, coupled with the provision of services at the Stroud terminal during the preparation for and commencement of operations in October 2017. The increased costs were partially offset by the conclusion of operations at our San Antonio terminal.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal via pipeline to our Hardisty terminal less direct operating costs. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty terminal. Pipeline fees increased $1.5 million to $22.5 million for the year ended December 31, 2017, from $21.0 million for the year ended December 31, 2016, primarily due to the increase in revenues recognized at the Hardisty terminal, as discussed above.
Depreciation and amortization. Depreciation and amortization expense decreased $1.0 million to $22.1 million for the year ended December 31, 2017, from $23.1 million for the year ended December 31, 2016. The decrease in depreciation and amortization is primarily due to a lower non-cash impairment charge of $1.7 million recognized in 2017 to reduce the value of certain assets to net realizable value less selling costs as compared to the non-cash impairment loss of $3.5 million recognized in 2016 due to the anticipated conclusion of operations at our San Antonio terminal. The decrease in depreciation and amortization was partially offset by the additional depreciation expense associated with the addition of our Stroud terminal in June 2017.

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
Loss associated with derivative instruments. In April 2016, we entered into derivative contracts to mitigate our exposure to fluctuations in foreign currency exchange rates related to operations at our Hardisty terminal in 2016 and 2017, specifically between the U.S. dollar and the Canadian dollar. We record all of our derivative financial instruments at fair market value in our consolidated financial statements, which we adjust each period for changes in the fair market value, or mark to market.
In June 2017, as a part of our purchase of the Stroud terminal and related facilities, we acquired crude oil used by the prior owner for line fill in the crude oil pipeline and for tank bottoms at the Stroud terminal. In September 2017, we also acquired crude oil used for tank bottoms by the prior owner at our leased storage facility in Cushing, Oklahoma. We sold substantially all of this crude oil prior to the end of 2017. We entered into commodity swap contracts to fix the price we received upon our sale of the crude oil. Due to the change in fair value of these contracts from the date entered, we experienced a non-cash loss of approximately $0.2 million for the year ended December 31, 2017.
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
Benefit from income taxes. Our benefit from income taxes for the Terminalling services segment increased $1.3 million to a benefit of $2.0 million for the year ended December 31, 2017, as compared with a benefit of $0.7 million for the year ended December 31, 2016. During the year ended December 31, 2017, upon filing our Canadian federal and provincial income tax returns for 2016, we further revised our estimates of our 2016 Canadian federal and provincial income tax liabilities based on the actual taxable income of our Canadian operations for 2016. As a result, we received refunds totaling approximately $2.6 million (C$3.4 million) during the third quarter of 2017, which reduced our “Provision for income taxes” for 2017, producing a benefit. We also decreased our estimates of 2017 Canadian federal and provincial income tax provisions based upon the information derived from our 2016 Canadian federal and provincial income tax returns filed and our projections of 2017 taxable income.

FLEET SERVICES
The following table sets forth the operating results of our Fleet services business for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenues
Fleet leases	$3,935	$6,541	$6,137
Fleet services	1,483	2,506	3,010
Freight and other reimbursables	2,150	497	1,942
Total revenues	7,568	9,544	11,089
Operating costs
Fleet leases	3,945	6,539	6,174
Freight and other reimbursables	2,150	497	1,942
Operating and maintenance	875	380	337
Selling, general and administrative	1,321	927	823
Total operating costs	8,291	8,343	9,276
Operating income (loss)	(723)	1,201	1,813
Foreign currency transaction loss (gain)	(14)	5	(71)
Provision for income taxes	43	275	242
Net income (loss)	$(752)	$921	$1,642
Year ended December 31, 2018 compared to the year ended December 31, 2017
Revenues and Operating Costs
Revenues from our Fleet services segment decreased approximately $2.0 million to $7.6 million for the year ended December 31, 2018. The decrease was primarily attributable to the reduction in Fleet lease and Fleet service revenues as approximately 1,130 railcars were returned in 2018 due to the conclusion of leases on these railcars. There was an accompanying decrease in Fleet lease expense of $2.6 million associated with this reduction in railcars. The decrease to Fleet leases and Fleet services revenue was partially offset by an increase in Freight and other reimbursables revenue, which represents customer reimbursements to us for freight and other charges that we have incurred on their behalf and were exactly offset by a corresponding increase in Freight and other reimbursables operating cost. This increase in Freight and other reimbursables revenues and the related operating costs is primarily due to cleaning and repairs of returned railcars and to increased customer storage costs. “Operating and maintenance” costs increased over the prior year due primarily to non-reimbursable freight costs incurred during the fourth quarter of 2018 associated with the return of leased railcars.
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
Year ended December 31, 2017 compared to the year ended December 31, 2016
Revenues and Operating Costs
Revenues from our Fleet services segment decreased approximately $1.5 million to $9.5 million for the year ended December 31, 2017. The decrease was primarily attributable to a decline in Freight and other reimbursables revenue, which represents customer reimbursements to us for freight and other charges that we have incurred on behalf of our customers and were exactly offset by a corresponding decrease in Freight and other reimbursables operating costs. This decrease in Freight and other reimbursables revenues and the associated operating costs is primarily due to lower repair and cleaning costs incurred as a greater number of railcars were in storage relative to the prior period. In addition, we modified the manner in which we accounted for lease revenue and related expenses associated with our lease contracts, which reduced the amounts we reported in the current period.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Operating costs
Selling, general and administrative	$11,594	$9,090	$9,704
Operating loss	(11,594)	(9,090)	(9,704)
Interest expense	11,358	9,755	8,831
Gain associated with derivative instruments	(374)	(146)	—
Foreign currency transaction gain	(138)	(428)	(651)
Provision for (benefit from) income taxes	(3)	(177)	183
Net loss	$(22,437)	$(18,094)	$(18,067)
Year ended December 31, 2018 compared to the year ended December 31, 2017
Costs associated with our corporate activities increased by $4.3 million to $22.4 million for the year ended December 31, 2018, as compared with $18.1 million for the year ended December 31, 2017. Selling, general and administrative expenses increased by $2.5 million, primarily due to additional unit based compensation expense associated with the Phantom Units granted in February 2018 to directors and employees of our general partner and its affiliates. Also contributing to the increase were consulting costs associated with accounting projects to upgrade systems and implement new accounting standards. Our “Interest expense” increased $1.6 million due to an increase in the interest rates we were charged under our Credit Agreement during the year ended December 31, 2018, as compared with the same period in 2017. In addition, we had a decrease in benefit from income taxes of $0.2 million due to changes in our estimate for Texas Franchise tax expenses. Partially offsetting the increase in costs associated with our corporate activities was an increase in gain associated with derivative instruments of $0.2 million resulting from the five-year interest rate derivative financial instruments we entered in November 2017 discussed below.
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

LIQUIDITY AND CAPITAL RESOURCES
Our principal liquidity requirements include:

•	financing current operations;

•	servicing our debt;

•	funding capital expenditures, including potential acquisitions and the costs to construct new assets; and

•	making distributions to our unitholders
We have historically financed our operations with cash generated from our operating activities, borrowings under our Revolving Credit Facility and loans from our sponsor.
Liquidity Sources
We expect our ongoing sources of liquidity to include borrowings under our $385 million senior secured credit agreement, issuances of debt and additional partnership interests, either privately or pursuant to our effective shelf registration statement, as well as cash generated from our operating activities. We believe that cash generated from these sources will be sufficient to meet our ongoing working capital and capital expenditure requirements and to make quarterly cash distributions.
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
Credit Agreement
In November 2018, we amended and restated our senior secured credit agreement, which we originally established at the time of our initial public offering in October 2014. We refer to the amended and restated senior secured credit agreement executed in November 2018 as the Credit Agreement and the original senior secured credit agreement as the Previous Credit Agreement. Our Credit Agreement is a $385 million revolving credit facility (subject to limits set forth therein) with Citibank, N.A., as administrative agent, and a syndicate of lenders. Our Credit Agreement amends and restates in its entirety our Previous Credit Agreement.
Our Credit Agreement is a four year committed facility that initially matures on November 2, 2022. Our Credit Agreement provides us with the ability to request two one-year maturity date extensions, subject to the satisfaction of certain conditions, and allows us the option to increase the maximum amount of credit available up to a total facility size of $500 million, subject to receiving increased commitments from lenders and satisfaction of certain conditions. Additionally, under the Credit Agreement, the applicable margin we are charged on LIBOR-based borrowings has been reduced by 25 basis points to a range from 2.00% to 3.00%, depending on our consolidated net leverage ratio, as defined in our Credit Agreement. Further, the Credit Agreement eliminates our ability to borrow in Canadian dollars, but keeps the financial covenants substantially consistent with our Previous Credit Agreement. Our Credit Agreement contains customary representations, warranties, covenants and events of default for facilities of this type. In connection with establishing the Credit Agreement, we incurred additional deferred financing costs of $2.9 million as of December 31, 2018, which, in addition to any remaining deferred financing costs from our Previous Credit Agreement, will be amortized over the four-year term of the Credit Agreement using the straight line method, which approximates the effective interest method.
Our Previous Credit Agreement included a $300 million Revolving Credit Facility and a $100 million term loan (borrowed in Canadian dollars), the Term Loan Facility, which we repaid in March 2017. As we repaid amounts outstanding on the Term Loan Facility, the availability on our Revolving Credit Facility was automatically increased to the full $400 million of credit available under the Previous Credit Agreement.
Our Credit Agreement and any issuances of letters of credit are available for working capital, capital expenditures, general partnership purposes and continue the indebtedness outstanding under the Previous Credit Agreement. The

Credit Agreement includes an aggregate $20 million sublimit for standby letters of credit and a $20 million sublimit for swingline loans. Obligations under the Credit Agreement are guaranteed by our restricted subsidiaries (as such term is defined therein) and are secured by a first priority lien on our assets and those of our restricted subsidiaries, other than certain excluded assets.
Our borrowings under the Credit Agreement bear interest at either a base rate plus an applicable margin ranging from 1.00% to 2.00%, or at a rate based on the London Interbank Offered Rate, or LIBOR, or a comparable or successor rate plus an applicable margin ranging from 2.00% to 3.00%. The applicable margin, as well as a commitment fee of 0.375% to 0.50% per annum on unused commitments under the Credit Agreement, will vary based upon our consolidated net leverage ratio, as defined in our Credit Agreement.
Our Credit Agreement contains affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of our restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, engage in certain business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets, enter into burdensome agreements or enter into transactions with affiliates on terms that are not at arm’s length, in each case, subject to exceptions.
Additionally, we are required to maintain the following financial ratios, each determined on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, on an annualized basis):

•	Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 2.50 to 1.00;

•
Consolidated Net Leverage Ratio of not greater than 4.50 to 1.00 (or 5.00 to 1.00 at any time after we have issued at least $150 million of certain qualified unsecured notes and for so long as the notes remain outstanding (the “Qualified Notes Requirement”)). In addition, upon the consummation of a Specified Acquisition (as defined in our Credit Agreement), for the fiscal quarter in which the Specified Acquisition is consummated and for two fiscal quarters immediately following such fiscal quarter (the “Specified Acquisition Period”), if timely elected by us by written notice to the Administrative Agent, the maximum permitted ratio shall be increased to 5.00 to 1.00 (or 5.50 to 1.00 if the Qualified Notes Requirement has been met); and

•
after we have met the Qualified Notes Requirement, a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.50 to 1.00 (or 4.00 to 1.00 during a Specified Acquisition Period).

Our Credit Agreement generally prohibits us from making cash distributions (subject to exceptions as set forth in the Credit Agreement). However, so long as no default exists or would be caused by making a cash distribution, we may make cash distributions to our unitholders up to the amount of our available cash (as defined in our partnership agreement).
The Credit Agreement contains events of default, including, but not limited to (and subject to grace periods in circumstances set forth in the Credit Agreement), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant (subject in some cases to certain grace periods or other qualifications), any representation, warranty or certification made or deemed made in the agreements or related loan documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in our ownership or the ownership of our general partner, certain material judgments or orders, ERISA events or the invalidity of the loan documents. Upon the occurrence and during the continuation of an event of default under the agreements, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against us and the collateral as may be available to the lenders under the agreements and related documentation or applicable law.
As of December 31, 2018, we were in compliance with the covenants set forth in our Credit Agreement.
The actual average interest rate on our outstanding indebtedness was 4.86% and 4.00% at December 31, 2018 and 2017, respectively, without consideration to the effect of our derivative contracts. We had Interest payable of $0.9 million and $0.5 million in “Other current liabilities” on our consolidated balance sheets at December 31, 2018 and 2017, respectively.

The following table presents our available liquidity as of the dates indicated:

	December 31,
	2018	2017
	(in millions)
Cash and cash equivalents (1)	$6.4	$7.9
Aggregate borrowing capacity under Credit Agreement	385.0	400.0
Less: Revolving Credit Facility amounts outstanding	209.0	202.0
Less: Letters of credit outstanding	0.6	—
Available liquidity (2)	$181.8	$205.9

(1)	Excludes amounts that are restricted pursuant to our collaborative agreement with Gibson.

(2)	Pursuant to the terms of our Credit Agreement, our borrowing capacity is limited to 4.5 times our trailing 12-month consolidated EBITDA.
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
Shelf Registration Statement
We have an effective shelf registration statement on file with the United States Securities and Exchange Commission which allows us to issue approximately $465 million additional in aggregate offering price of common units, preferred units and debt securities. The debt securities may be guaranteed by some or all of our subsidiaries. The registration statement became effective May 18, 2016. We may conduct offerings under this registration statement from time to time. We may use the net proceeds from any such offerings for general partnership purposes, which may include funding debt repayment, future acquisitions, capital expenditures and additions to working capital.
Cash Flows
The following table and discussion presents a summary of cash flows associated with our operating, investing and financing activities for the periods indicated.

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$45,129	$47,819	$53,730
Investing activities	(8,580)	(27,580)	(93)
Financing activities	(36,890)	(23,790)	(51,298)
Effect of exchange rates on cash	(1,064)	201	(341)
Net change in cash and cash equivalents	$(1,405)	$(3,350)	$1,998
Operating Activities
Net cash provided by operating activities decreased by $2.7 million to $45.1 million for the year ended December 31, 2018, from $47.8 million for the year ended December 31, 2017. The decrease in net cash provided by operating activities is primarily attributable to the changes in cash flows derived from our operating results as discussed above in Results of Operations. The lower operating cash flow for the year ended December 31, 2018 as compared with the same period of 2017, is primarily due to the increase in variable operating costs at our Hardisty terminal associated with the increased throughput activity of our customers that do not have a corresponding increase in revenues. Substantially all of the revenues at our Hardisty terminal are derived under take-or-pay arrangements with minimum monthly commitments collected from our customers regardless of throughput activity. In 2017, when we had less throughput activity, our variable operating costs were lower than in 2018 when throughput activity increased. In addition the conclusion of customer agreements at our San Antonio facility in May 2017 and our Casper terminal in August 2017 decreased our cash receipts in 2018. Further contributing to the decrease in net cash provided by operating activities is the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.
Net cash provided by operating activities decreased by $5.9 million to $47.8 million for the year ended December 31, 2017, from $53.7 million for the year ended December 31, 2016. The decrease was primarily attributable to decreased revenues associated with the conclusion of a contract at our Casper terminal in August of 2017, partially offset by income tax refunds we received of approximately $2.6 million (C$3.4 million) and the net changes in our working capital accounts associated with the timing of receipts and payment of our accounts receivable, accounts payable and deferred revenue balances.
Investing Activities
Net cash used in investing activities decreased by $19.0 million to $8.6 million for the year ended December 31, 2018, from $27.6 million for the year ended December 31, 2017. The cash used in 2018 was primarily associated with the construction of an outbound pipeline connection at the Casper Terminal and the cash used in 2017 was primarily attributable to our purchase of the Stroud terminal.
Net cash used in investing activities increased by $27.5 million to $27.6 million for the year ended December 31, 2017, from $0.1 million for the year ended December 31, 2016. The increase was primarily attributable to our purchase of the Stroud terminal in June 2017.
Financing Activities
Net cash used in financing activities increased by $13.1 million to $36.9 million for the year ended December 31, 2018, from $23.8 million for the year ended December 31, 2017. We had net proceeds from long-term debt of $7.0 million for the year ended December 31, 2018, compared with net repayments of $21.3 million for the year ended December 31, 2017. The repayments of indebtedness in 2017 were attributable to the $33.7 million of net proceeds we received from the issuance of common units in May 2017. We also incurred $2.9 million in deferred financing costs associated with amending our Credit Agreement. Additionally, we paid cash distributions of $39.6 million and participant withholding taxes associated with vested Phantom Units of $1.4 million during the year ended December 31, 2018, both of which exceeded amounts paid during the year ended December 31, 2017, for similar items.
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

Segment Adjusted EBITDA
The cash generated by our reporting segments represents one of our ongoing sources of liquidity. Our segments offer different services and are managed accordingly. Our chief operating decision maker, or CODM, regularly reviews financial information about both segments in order to allocate resources and evaluate performance. Our CODM assesses segment performance based on the cash flows produced by our established reporting segments using Segment Adjusted EBITDA. Segment Adjusted EBITDA is a measure calculated in accordance with GAAP. We define Segment Adjusted EBITDA as “Net cash provided by operating activities” adjusted for changes in working capital items, interest, income taxes, foreign currency transaction gains and losses, and other items which do not affect the underlying cash flows produced by our businesses.
The following table provides a reconciliation of our Segment Adjusted EBITDA to “Net cash provided by operating activities”:

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Segment Adjusted EBITDA
Terminalling services	$62,719	$59,900	$67,843
Fleet services	(723)	1,542	1,813
Corporate activities (1)	(5,274)	(4,984)	(5,630)
Total Adjusted EBITDA	56,722	56,458	64,026
Add (deduct):
Amortization of deferred financing costs	866	861	861
Deferred income taxes	(3,971)	(987)	558
Changes in accounts receivable and other assets	815	3,503	2,079
Changes in accounts payable and accrued expenses	(639)	397	(1,917)
Changes in deferred revenue and other liabilities	(196)	(4,562)	(3,113)
Interest expense, net	(11,356)	(9,917)	(9,837)
Benefit from income taxes	2,669	1,929	247
Foreign currency transaction gain (2)	14	456	750
Other income, net	—	22	76
Non-cash lease items (3)	—	(341)	—
Non-cash contract asset (4)	205	—	—
Net cash provided by operating activities	$45,129	$47,819	$53,730

(1)	Corporate activities represent shared service and financing transactions that are not allocated to our established reporting segments.

(2)	Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

(3)	Represents non-cash lease revenues and expenses associated with our lease contracts.

(4)
Represents the non-cash change in contract assets for revenue recognized in advance at blended rates based on the escalation clauses in certain of our customer contracts. Refer to Note 4. Revenues—Contract Assets for more information.

Terminalling Services Segment
Adjusted EBITDA from our Terminalling services segment increased $2.8 million to $62.7 million for the year ended December 31, 2018, from $59.9 million for the year ended December 31, 2017, and decreased $7.9 million for the year ended December 31, 2017, from the year ended December 31, 2016. Refer to Results of Operations—By Segment—Terminalling Services for a discussion of the changes in terminalling services revenues and operating costs for the respective periods that contributed to the changes in Adjusted EBITDA.

Fleet Services Segment
Adjusted EBITDA from our Fleet services segment decreased $2.3 million to a loss of $0.7 million for the year ended December 31, 2018, from the year ended December 31, 2017. The decrease is primarily a result of the conclusion of railcar leases on approximately 1,130 railcars, which reduces the adjusted EBITDA we derive from this segment. Refer to Results of Operations—By Segment—Fleet Services for additional discussion of the changes in fleet services revenues and operating costs that contributed to the changes in Adjusted EBITDA for the respective periods. Adjusted EBITDA from our Fleet services decreased $0.3 million to $1.5 million for the year ended December 31, 2017, from $1.8 million for the year ended December 31, 2016.
Cash Requirements
Our primary requirements for cash are: (1) financing current operations, (2) servicing our debt, (3) funding capital expenditures, including acquisitions and the costs to construct new assets, and (4) making distributions to our unitholders.
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

We have not experienced significant maintenance capital expenditures in prior years, however, as the age of our assets increase, we expect that costs we incur to maintain our assets in compliance with sound business practice, our contractual relationships and applicable regulatory requirements will likely increase. Some of these costs will be characterized as maintenance capital expenditures. We incurred $201 thousand of maintenance capital expenditures during the year ended 2018, primarily for replacement of technological equipment for our terminalling facilities. We incurred $546 thousand of maintenance capital expenditures during the year ended December 31, 2017, primarily for drainage improvements, replacement and retrofit of pumping and generating equipment at our terminals and repaving of roads to access our terminal storage tanks. We record routine maintenance expenses we incur in connection with the operation of our assets in “Operating and maintenance” costs in our consolidated statements of income.

Our total expansion capital expenditure for the year ended December 31, 2018, amounted to $8.8 million, primarily associated with the construction of an outbound pipeline connection at the Casper Terminal. We expect to fund future capital expenditures from cash on our balance sheet, cash flow generated by our operations, borrowings under our Credit Agreement and the issuance of additional partnership interests or long-term debt. For the year ended December 31, 2017, our total expansion capital expenditures amounted to $27.6 million primarily related to our purchase of the Stroud terminal, which we funded with amounts borrowed on our Revolving Credit Facility and later repaid with a portion of the net proceeds of our equity offering.
Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating and investing needs. During the year ended December 31, 2018, we received proceeds from borrowing of $34.0 million on our Revolving Credit Facility which we used for general partnership purposes and made repayments of $27.0 million on our Revolving Credit Facility from cash flow in excess of our operating and investing needs.
Distributions
We intend to pay a minimum quarterly distribution of at least $0.2875 per unit per quarter. Our current quarterly distribution of $0.36 per unit equates to approximately $9.7 million per quarter, or $38.9 million per year, based on the number of common, Class A, subordinated, and general partner units outstanding as of February 11, 2019. We do not have a legal obligation to distribute any particular amount per common unit. Additionally, members of our general partner’s board of directors appointed by Energy Capital Partners, if any, must approve any distribution made by us.
Other Items Affecting Liquidity
Credit Risk
Our exposure to credit risk may be affected by the concentration of our customers within the energy industry, as well as changes in economic or other conditions. Our customers’ businesses react differently to changing conditions. We believe that our credit-review procedures, customer deposits and collection processes have adequately provided for amounts that may become uncollectible in the future.
Foreign Currency Exchange Risk
We currently derive a significant portion of our cash flows from our Canadian operations, particularly our Hardisty terminal. As a result, portions of our cash and cash equivalents are denominated in Canadian dollars and are held by foreign subsidiaries, which amounts are subject to fluctuations resulting from changes in the exchange rate between the U.S. dollar and the Canadian dollar. We routinely employ derivative financial instruments to minimize our exposure to the effect of foreign currency fluctuations, as we deem necessary based upon anticipated economic conditions.

Contractual Obligations and Commitments
In the ordinary course of business, we enter into a variety of contractual obligations and other commitments. The following table summarizes the principal amount of our future minimum obligations and commitments that have remaining non-cancellable terms in excess of one year at December 31, 2018:

	Payments Due by Year
	Total	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Operating services agreements (1)	$10,369	$8,818	$1,551	$—	$—	$—	$—
Operating leases (2)	19,333	6,191	5,263	4,072	3,787	20	—
Interest (3)	42,299	11,028	11,028	11,028	9,215	—	—
Credit Agreement (4)	209,000	—	—	—	209,000	—	—
Total	$281,001	$26,037	$17,842	$15,100	$222,002	$20	$—

(1)	These future obligations represent labor service agreements at our terminal facilities.

(2)	Future minimum lease payments under non-cancellable operating leases for land, building, storage tanks, track, and railcars.

(3)	Interest payable on our Credit Agreement is variable. We estimated interest through maturity using rates in effect on December 31, 2018.

(4)	Principal repayment obligations under our Credit Agreement as of December 31, 2018.

SUBSEQUENT EVENTS
Refer to Note 21. Subsequent Events of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for a discussion regarding subsequent events.

Recent Accounting Pronouncements Not Yet Adopted
Refer to Note 2. Summary of Significant Accounting Policies of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for a discussion regarding recent accounting pronouncements that we have not yet adopted.

OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we are a party to off-balance sheet arrangements relating to various master fleet services agreements, whereby we have agreed to assign certain payment and other obligations to third-party special purpose entities that are not consolidated with us. We have also entered into agreements to provide fleet services to these special purpose entities for fixed servicing fees and reimbursement of out-of-pocket expenses. The purpose of these transactions is to remove the risk to us of non-payment by our customers, which would otherwise negatively impact our financial condition and results of operations. For more information on these special purpose entities, see the discussion of our relationship with the variable interest entities described in Note 11. Nonconsolidated Variable Interest Entities and Note 12. Transactions with Related Parties to our consolidated financial statements for the years ended December 31, 2018, 2017 and 2016 included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report. Liabilities related to these arrangements are generally not reflected in our consolidated balance sheets, and we do not expect any material impact on our cash flows, results of operations or financial condition as a result of these off-balance sheet arrangements.
Prior to July 1, 2016, a member of the board of directors of USD exercised control over the VIEs, resulting in these entities being classified as related parties during that period. Related party sales to the special purpose entities was $0.8 million during the year ended December 31, 2016. These sales are recorded in “Fleet services—related party” on the accompanying consolidated statements of income.

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
The $33.6 million balance of our goodwill originated from our acquisition of the Casper terminal in November 2015 and is wholly attributed to this reporting unit. We measured the fair value of our Casper terminal reporting unit using customary business valuation techniques including an income analysis, market analysis and transaction analysis, which we weighted at 50%, 25% and 25%, respectively. Our weighting of the measurement methods is consistent with weightings used to value organizations that are similar to the Casper terminal reporting unit. The critical assumptions used in our analysis include the following:

(1)	Capital expenditures for additional terminalling connectivity and unloading racks;

(2)	Expanding existing business and attracting new customers to produce approximately $15 to $20 million of incremental annual revenues;

(3)	A weighted average cost of capital of 11%;

(4)	A capital structure consisting of approximately 40% debt and 60% equity;

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
The EBITDA multiples we used to estimate the fair value of the Casper terminal reporting unit are subject to uncertainty associated with market conditions in the energy sector. We derived the assumption based upon the EBITDA multiples from several comparable businesses that operate in the midstream energy sector, generally providing services associated with the transportation of energy-related products. The EBITDA multiples of each of these entities is affected by changes in the supply of and demand for energy-related products, which affects the demand for the services they provide. Declines in the production of energy-related products as well as lower demand for these products can reduce the operating results of these organizations, and accordingly, the multiples that market participants are willing to pay. Changes in the EBITDA multiples of these comparable businesses we use to estimate fair value could significantly affect the fair value of the Casper terminal reporting unit we derived using this approach.
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
As indicated above, our estimate of fair value for the Casper terminal reporting unit required us to use significant unobservable inputs representative of Level 3 fair value measurements, including assumptions related to the future performance of our Casper terminal. During the third quarter of 2018, we completed our annual goodwill impairment analysis and determined that the fair value of the Casper terminal reporting unit exceeded its carrying value at July 1, 2018. An impairment charge would have resulted if our estimate of the fair value of the Casper terminal reporting unit was approximately 20% less than the amount determined. We have not observed any events or circumstances subsequent to our analysis that would suggest the fair value of our Casper terminal is below its carrying amount as of December 31, 2018.
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

Not required for a smaller reporting company.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of USD Partners LP and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, on January 1, 2018, the Partnership adopted Accounting Standards Codification Topic 606 - Revenue from Contracts with Customers using the full retrospective method.
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
Houston, Texas
March 7, 2019

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands, except per unit amounts)
Revenues
Terminalling services	$86,692	$85,124	$95,170
Terminalling services — related party	22,149	13,769	6,895
Fleet leases	—	2,140	2,577
Fleet leases — related party	3,935	4,401	3,560
Fleet services	573	1,854	1,084
Fleet services — related party	910	652	1,926
Freight and other reimbursables	4,963	863	1,955
Freight and other reimbursables — related party	4	2	—
Total revenues	119,226	108,805	113,167
Operating costs
Subcontracted rail services	13,785	8,953	8,077
Pipeline fees	21,679	22,524	21,019
Fleet leases	3,945	6,539	6,174
Freight and other reimbursables	4,967	865	1,955
Operating and maintenance	5,876	3,233	2,962
Selling, general and administrative	10,840	9,214	9,658
Selling, general and administrative — related party	7,582	5,867	5,768
Depreciation and amortization	21,103	22,132	23,092
Total operating costs	89,777	79,327	78,705
Operating income	29,449	29,478	34,462
Interest expense	11,358	9,925	9,847
Loss (gain) associated with derivative instruments	(374)	937	140
Foreign currency transaction gain	(14)	(456)	(750)
Other expense (income), net	16	(330)	(85)
Income before income taxes	18,463	19,402	25,310
Benefit from income taxes	(2,669)	(1,929)	(247)
Net income	$21,132	$21,331	$25,557
Net income attributable to limited partner interest	$20,356	$20,750	$25,048
Net income per common unit (basic and diluted) (Note 3)	$0.77	$0.84	$1.12
Weighted average common units outstanding	21,590	17,924	13,867
Net income per subordinated unit (basic and diluted) (Note 3)	$0.78	$0.85	$1.08
Weighted average subordinated units outstanding	4,472	6,565	8,668

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$21,132	$21,331	$25,557
Other comprehensive income (loss) — foreign currency translation	(4,843)	3,560	(722)
Comprehensive income	$16,289	$24,891	$24,835

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$21,132	$21,331	$25,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,103	22,132	23,092
Loss (gain) associated with derivative instruments	(374)	937	140
Settlement of derivative contracts	(38)	46	2,399
Unit based compensation expense	6,358	4,143	4,074
Deferred income taxes	(3,971)	(987)	558
Other	939	879	861
Changes in operating assets and liabilities:
Accounts receivable	(1,046)	222	79
Accounts receivable — related party	1,868	(226)	1,750
Prepaid expenses and other assets	(86)	3,760	250
Other assets — related party	79	(253)	—
Accounts payable and accrued expenses	816	377	(1,897)
Accounts payable and accrued expenses — related party	(1,455)	20	(20)
Deferred revenue and other liabilities	(213)	(5,517)	(301)
Deferred revenue — related party	17	955	(2,812)
Net cash provided by operating activities	45,129	47,819	53,730
Cash flows from investing activities:
Additions of property and equipment	(8,816)	(27,580)	(474)
Proceeds from the sale of assets	236	—	—
Proceeds from settlement of purchase price	—	—	381
Net cash used in investing activities	(8,580)	(27,580)	(93)
Cash flows from financing activities:
Payments for deferred financing costs	(2,906)	—	—
Distributions	(39,632)	(35,075)	(29,665)
Vested Phantom Units used for payment of participant taxes	(1,352)	(1,073)	(77)
Net proceeds from issuance of common units	—	33,700	—
Proceeds from long-term debt	34,000	50,000	20,000
Repayment of long-term debt	(27,000)	(71,342)	(41,556)
Net cash used in financing activities	(36,890)	(23,790)	(51,298)
Effect of exchange rates on cash	(1,064)	201	(341)
Net change in cash, cash equivalents and restricted cash	(1,405)	(3,350)	1,998
Cash, cash equivalents and restricted cash — beginning of year	13,788	17,138	15,140
Cash, cash equivalents and restricted cash — end of year	$12,383	$13,788	$17,138

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(in thousands, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$6,439	$7,874
Restricted cash	5,944	5,914
Accounts receivable, net	5,132	4,171
Accounts receivable — related party	624	410
Prepaid expenses	2,115	2,545
Other current assets	634	43
Other current assets — related party	79	79
Total current assets	20,967	21,036
Property and equipment, net	145,308	146,573
Intangible assets, net	86,705	99,312
Goodwill	33,589	33,589
Other non-current assets	631	328
Other non-current assets — related party	95	174
Total assets	$287,295	$301,012
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$3,464	$2,670
Accounts payable and accrued expenses — related party	460	244
Deferred revenue	2,921	3,291
Deferred revenue — related party	1,885	1,986
Other current liabilities	2,804	2,339
Total current liabilities	11,534	10,530
Long-term debt, net	205,581	200,627
Deferred income tax liabilities, net	360	4,490
Other non-current liabilities	356	475
Total liabilities	217,831	216,122
Commitments and contingencies (Note 13)
Partners’ capital
Common units (21,916,024 authorized and issued at December 31, 2018 and 19,537,971 authorized and issued at December 31, 2017)	107,903	136,645
Class A units (250,000 authorized, 38,750 issued at December 31, 2018 and 82,500 issued at December 31, 2017)	1,018	1,468
Subordinated units (10,463,545 authorized, 4,185,418 issued at December 31, 2018 and 6,278,127 issued at December 31, 2017)	(39,723)	(55,237)
General partner units (461,136 authorized and issued at December 31, 2018 and 2017)	3,275	180
Accumulated other comprehensive income (loss)	(3,009)	1,834
Total partners’ capital	69,464	84,890
Total liabilities and partners’ capital	$287,295	$301,012

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	For the Years Ended December 31,
	2018		2017		2016
	Units	Amount	Units	Amount	Units	Amount
	(in thousands, except unit amounts)
Common units
Beginning balance	19,537,971	$136,645	14,185,599	$128,903	11,947,127	$146,645
Units issued	—	—	3,000,000	33,700	—	—
Conversion of units	2,131,459	(18,245)	2,162,084	(19,047)	2,138,959	(18,300)
Common units issued for vested Phantom Units	246,594	(1,352)	190,288	(1,073)	99,513	(77)
Net income	—	16,796	—	15,093	—	15,474
Unit based compensation expense	—	5,617	—	3,694	—	2,670
Distributions	—	(31,558)	—	(24,625)	—	(17,509)
Ending balance	21,916,024	107,903	19,537,971	136,645	14,185,599	128,903
Class A units
Beginning balance	82,500	1,468	138,750	1,929	185,000	1,858
Conversion of units	(38,750)	(674)	(46,250)	(606)	(46,250)	(871)
Net income	—	36	—	80	—	157
Unit based compensation expense	—	186	—	450	—	977
Forfeited units	(5,000)	73	(10,000)	(247)	—	—
Distributions	—	(71)	—	(138)	—	(192)
Ending balance	38,750	1,018	82,500	1,468	138,750	1,929
Subordinated units
Beginning balance	6,278,127	(55,237)	8,370,836	(70,936)	10,463,545	(88,151)
Conversion of units	(2,092,709)	18,919	(2,092,709)	19,653	(2,092,709)	19,171
Net income	—	3,524	—	5,577	—	9,417
Unit based compensation expense	—	26	—	23	—	—
Distributions	—	(6,955)	—	(9,554)	—	(11,373)
Ending balance	4,185,418	(39,723)	6,278,127	(55,237)	8,370,836	(70,936)
General partner units
Beginning balance	461,136	180	461,136	356	461,136	438
Capital contributions	—	3,366	—	—	—	—
Net income	—	776	—	581	—	509
Unit based compensation expense	—	1	—	1	—	—
Distributions	—	(1,048)	—	(758)	—	(591)
Ending balance	461,136	3,275	461,136	180	461,136	356
Accumulated other comprehensive income (loss)
Beginning balance		1,834		(1,726)		(1,004)
Cumulative translation adjustment		(4,843)		3,560		(722)
Ending balance		(3,009)		1,834		(1,726)
Total partners’ capital at December 31,		$69,464		$84,890		$58,526

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
Our capital accounts at both December 31, 2018 and 2017 include a 1.7% general partner interest held by USD Partners GP LLC, a wholly-owned subsidiary of USDG.
Our capital accounts were distributed as follows at the specified dates:

	December 31,
	2018	2017
Common units held by the Public	54.8%	54.1%
Common units held by USDG	27.7%	20.0%
Subordinated units held by USDG	15.7%	23.9%
Class A units held by management	0.1%	0.3%
General partner interest held by USD Partners GP LLC	1.7%	1.7%
	100.0%	100.0%
US Development Group, LLC
USD and its affiliates are engaged in designing, developing, owning and managing large-scale multi-modal logistics centers and energy-related infrastructure across North America. USD is the indirect owner of our general partner through its direct ownership of USDG and is currently owned by Energy Capital Partners, Goldman Sachs and certain members of USD’s management team.

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
Effective January 1, 2018, we adopted the requirements of Accounting Standards Update 2014-09, or ASU 2014-09, Revenue from Contracts with Customers, or ASC 606, and Accounting Standards Update 2016-18, or ASU 2016-18, Statement of Cash Flows, Restricted Cash, as discussed below in “Recently Adopted Accounting Pronouncements.” All amounts and disclosures set forth in this Form 10-K have been updated to comply with the new standards.
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
Revenue Recognition
We recognize revenue from contracts with customers by applying the provisions of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606 Revenue from Contracts with Customers. We recognize revenue under the core principle to depict the transfer of control to our customers of goods or services in an amount reflecting the consideration for which we expect to be entitled. In order to achieve the core principle, we apply the following five step approach:

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
Contract Assets — Fleet Leases
We recognize operating lease contracts that contain escalation clauses for fixed amounts during the lease term, on a straight-line basis over the term of the lease in our Consolidated Statements of Income and Consolidated Statements of Comprehensive Income.  The difference between fleet lease revenue and the amounts received under the lease contract are currently included in “Other current assets — related party” and “Other non-current assets — related party” in our Consolidated Balance Sheets.
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
We have an asset retirement obligation for our San Antonio terminal facility with a remaining balance of $0.8 million at December 31, 2018, representing the costs we expect to incur at final abandonment resulting from the conclusion of our customer agreement that occurred May 1, 2017. The West Colton terminal operates in a geographical and regulatory environment that is significantly different from that of our San Antonio terminal and has unique operating characteristics that make determination of the economic life of the asset, coupled with the methods of settlement necessary for estimating the fair value of the ARO related to this facility, impracticable. With respect to the Casper and Stroud terminals, we cannot reasonably estimate the timing nor determine the method that the lessor will elect with regard to the action we will be required to take at the termination of the lease. In each of these cases, the asset retirement obligation cost is considered indeterminate because there is limited data or information that can be derived from past practice, industry practice, our intentions or the estimated economic life of the asset. Useful lives of our terminal facilities are primarily derived from available supply resources and ultimate consumption of those resources by end users. Many variables can affect the remaining lives of the assets, which preclude us from making a reasonable estimate of the ARO. We will recognize the fair value of an ARO for the Casper, Stroud and West Colton terminal facilities in the periods in which sufficient information exists that will allow us to reasonably estimate potential settlement dates and methods.
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

Intangible Assets
Our intangible assets primarily consist of customer contracts. We amortize these assets on a straight-line basis over the estimated useful lives of the underlying assets, representing the period over which the assets are expected to contribute directly or indirectly to our future cash flows.
Goodwill
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Currently, goodwill is only included in our Terminalling services segment as part of our Casper terminal reporting unit. As of December 31, 2018, the carrying amount of goodwill was $33.6 million.
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
We had no impairment of goodwill for the year ended December 31, 2018.
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
We employ a hierarchy which prioritizes the inputs we use for recurring fair value measurements into three distinct categories based upon whether such inputs are observable in active markets or unobservable. We classify assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest level to unobservable inputs, summarized as follows:

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and the long-term debt represented by our $385 million senior secured credit facility as presented on our consolidated balance sheets approximate fair value due to the short-term nature of these items and, with respect to the senior secured credit facility, the frequent re-pricing of the underlying obligations. The fair value of our accounts receivable and payables with affiliates cannot be determined due to the related party nature of these items.

Derivative Financial Instruments
Our net income and cash flows are subject to volatility stemming from changes in interest rates on our variable rate debt obligations and fluctuations in foreign currency exchange rates. In order to manage our exposure to fluctuations in interest rates and foreign currency exchange rates and the related risks to our unitholders, we use derivative financial instruments to offset a portion of these risks. We have a program that utilizes swaps, options and other financial instruments with similar characteristics to reduce the risks associated with volatility in our interest rates on our variable rate debt and the effects of foreign currency exposures related to our Canadian subsidiaries, which have cash flows denominated in Canadian dollars. Under this program, our strategy is for the changes in value of the derivative contracts to mitigate adverse changes in our cash flows associated with the changes in interest rates and foreign currency exchange rates to the extent practical. Economically, the derivative contracts help us to limit our exposure such that the interest rates on our variable rate debt and foreign currency exchange rates will effectively lie between the floor and the ceiling of the rates set forth in the derivative contacts or otherwise fix the rates at a specified date and amount.
All of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecast transaction and are not entered into for speculative purposes.
In accordance with the authoritative accounting guidance, we record all derivative financial instruments in our consolidated balance sheets at fair market value as current or non-current assets or liabilities on a net basis by counterparty. We do not designate, nor have we historically designated, any of our derivative financial instruments as hedges of an underlying asset, liability and/or forecast transaction. To qualify for hedge accounting treatment as set forth in the authoritative accounting guidance, very specific requirements must be met in terms of hedge structure, hedge objective and hedge documentation. As a result, changes in the fair value of our derivative financial instruments and the related cash settlement of matured contracts are recognized in “Loss (gain) associated with derivative instruments” on our consolidated statements of income. Refer to Note 17. Derivative Financial Instruments.
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
We adopted the provisions of ASU 2016-18 retrospectively on January 1, 2018. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the consolidated statements of cash flows, net cash flows for the years ended December 31, 2017 and 2016 increased by $5.9 million and $5.4 million, respectively.
ASU No. 2014-09
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, or ASC 606, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most previously required revenue recognition guidance, including industry-specific guidance. We adopted the provisions of ASC 606 using the full retrospective method on January 1, 2018. We applied the standard’s right-to-invoice practical expedient on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
We revised our consolidated financial statements from amounts previously reported due to our adoption of ASC 606 as presented in the following discussion and tables:
Terminalling Services Revenue and Deferred Revenue — Terminalling services revenue decreased by $2.5 million and increased by $2.0 million for the years ended December 31, 2017 and 2016, respectively, due to our adoption of ASC 606. The changes to our Terminalling services revenue represent the recognition of previously deferred revenue in connection with payments we receive from customers of our Hardisty terminal for their minimum monthly volume commitments for the respective periods in connection with our adoption of ASC 606. We have historically deferred recognition of all such amounts due to the make-up rights we have granted customers of our Hardisty terminal for periods up to six months following the month for which the minimum volume commitments were paid. Historically, breakage associated with these make-up rights options has approximated 100%. Breakage rates are regularly evaluated and modified as necessary to reflect our current expectations and experience. The balance of our deferred revenue at December 31, 2017 decreased by approximately $21.9 million due to our adoption of ASC 606.
Pipeline Fees and Prepaid Expenses — Our “Pipeline fees” expense decreased by $0.9 million and increased by $0.2 million for the years ended December 31, 2017 and 2016, respectively. We have historically recorded amounts paid to Gibson Energy Partnership, or Gibson, for pipeline fees as a prepaid expense, which we have recognized as expense concurrently with our recognition of revenue associated with the expiration of the make-up rights we granted to customers of our Hardisty terminal. As a result of our recognition of a portion of the previously deferred revenue, we concurrently recognized a proportionate amount of the prepaid pipeline fees as expense in connection with our adoption of ASC 606. The balance of prepaid expenses at December 31, 2017, decreased by $6.4 million due to our adoption of ASC 606.
Provision for Income Taxes and Non-current Deferred Income Tax Liability — Our benefit from income taxes increased by $0.7 million and decreased by $0.5 million for the years ended December 31, 2017 and 2016, respectively. The change in our benefit from income taxes is attributable to the change in “Terminalling services revenue” in excess of the change in “Pipeline fees” associated with our adoption of ASC 606 as discussed above, which affect our provision for income taxes and the related non-current deferred income tax liability. The balance of our deferred income tax liability at December 31, 2017, increased by $3.9 million due to our adoption of ASC 606.
Other Comprehensive Income (Loss) — Foreign Currency Translation and Accumulated Other Comprehensive Income (Loss) — Our translation of the foregoing items within the consolidated income statements and balance sheets of our Canadian subsidiaries resulted in changes to the amounts reported in our consolidated statements of comprehensive income for “Other comprehensive income (loss) — foreign currency translation” and the related amount for “Accumulated other comprehensive income (loss)” included in our consolidated balance sheets. The functional currency of our Hardisty terminal is the Canadian dollar, which we translate into U.S. dollars for reporting in our consolidated financial statements. We had an increase of $0.8 million and $0.3 million in our “Other comprehensive income (loss) — foreign currency translation” for the years ended December 31, 2017 and 2016, respectively. The balance of “Accumulated other comprehensive income” at December 31, 2017, increased by $0.2 million due to our adoption of ASC 606.
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

The following table shows our adjustments for the adoption of ASC 606 and the resulting balance for each affected line item in our consolidated statements of income for the periods indicated:

	Year ended December 31, 2017			Year ended December 31, 2016
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted
	(in thousands)
Revenues	$111,336	$(2,531)	$108,805	$111,125	$2,042	$113,167
Operating costs	80,223	(896)	79,327	78,485	220	78,705
Operating income	31,113	(1,635)	29,478	32,640	1,822	34,462
Other income, net	(308)	(22)	(330)	(10)	(75)	(85)
Income before income taxes	21,015	(1,613)	19,402	23,413	1,897	25,310
Benefit from income taxes	(1,192)	(737)	(1,929)	(759)	512	(247)
Net income	22,207	(876)	21,331	24,172	1,385	25,557
The following table shows our adjustments for the adoption of ASC 606 and ASU 2016-18 and the resulting balance for each affected line item in our consolidated statements of cash flow for the periods indicated:

	Year ended December 31, 2017			Year ended December 31, 2016
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted
	(in thousands)
Net income	$22,207	$(876)	$21,331	$24,172	$1,385	$25,557
Deferred income taxes	(250)	(737)	(987)	46	512	558
Accounts receivable	256	(34)	222	79	—	79
Prepaid expenses and other assets	4,656	(896)	3,760	30	220	250
Deferred revenue and other liabilities	(7,636)	2,119	(5,517)	1,854	(2,155)	(301)
Deferred revenue — related party	531	424	955	(2,850)	38	(2,812)
Net cash provided by operating activities	47,725	94	47,819	53,076	654	53,730
Effect of exchange rate on cash	(186)	387	201	(480)	139	(341)
Net change in cash, cash equivalents and restricted cash	(3,831)	481	(3,350)	1,205	793	1,998
Cash, cash equivalents and restricted cash — beginning of period	11,705	5,433	17,138	10,500	4,640	15,140
Cash, cash equivalents and restricted cash — end of period	7,874	5,914	13,788	11,705	5,433	17,138

The following table shows our adjustments for the adoption of ASC 606 and the resulting balance for each affected line item in our consolidated balance sheet:

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
We recorded a cumulative catch up adjustment totaling $10.0 million to the January 1, 2016 opening balance of our partners’ capital accounts.
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
Compensation — Stock Compensation
In June 2018, the FASB issued Accounting Standards Update No. 2018-07, or ASU 2018-07, which amends ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendment specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The provisions of this standard will affect the manner in which we value the phantom unit awards, or Phantom Units, we grant to our directors and consultants domiciled in the United States, but it is not expected to have a material impact on our operating results, cash flows or financial position. This pronouncement is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt the provisions of this standard on January 1, 2019. We do not expect our adoption of this standard to have a material impact on our consolidated financial statements.

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
Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, or ASU 2016-02, which creates ASC Topic 842 which requires balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 provides an option that permits us to elect not to recognize the lease assets and liabilities for leases with a term of 12 months or less. The pronouncement is effective for years beginning after December 15, 2018, and early adoption is permitted. In July 2018, the FASB issued ASU 2018-11 providing another transition method in addition to the existing transition method by allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, or prospectively. Additionally, the FASB has issued and is likely to continue issuing Accounting Standards Updates to clarify application of the guidance in the original standard and to provide practical expedients for implementing standard, all of which will be effective upon adoption.
We continue to assess the impact our adoption of ASU 2016-02 will have on our consolidated financial statements, but we currently cannot reasonably estimate the effect. We do not currently recognize operating leases in our balance sheets as will be required by ASU 2016-02, but we record payments for operating leases as rent expense as incurred. Our process for implementing ASU 2016-02 involves evaluating all of our existing leases with terms greater than 12 months to quantify the impact to our financial statements, developing accounting policies and internal control processes to address adherence to the requirements of the standard, evaluating the capability of existing accounting systems and any enhancements needed, determining the need to modify any bank or debt compliance requirements, and training and educating our workforce and the investment community regarding the financial statement impact that application of the standard will have. We have completed steps to identify, accumulate and categorize our lease agreements into homogeneous groups to evaluate the particular terms and conditions for each type of agreement in relation to the requirements of ASU 2016-02 and are evaluating the accounting impact, commonly referred to as an “Impact Assessment.” We have also progressed with the development of accounting policies and internal control processes for lease items identified in the performance of our impact assessment. Additionally, we have completed development of a technological resource to facilitate management of the information necessary to properly account for and report new and existing leases pursuant to the provisions of ASC 842. We expect to complete the testing of our technological resource tool and finalize policies and processes in the first quarter of 2019 to complete our implementation of the provisions of ASU 2016-02. We will adopt the provisions of this standard as of January 1, 2019, prospectively, pursuant to the provisions of ASU 2018-11.

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

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Thereafter	Amounts above $0.431250	50%	50%

(1)	Assumes our general partner maintains a 2% general partner interest in us.
We determined basic and diluted net income per limited partner unit as set forth in the following tables:

	For the Year Ended December 31, 2018
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$16,796	$3,524	$36	$776	$21,132
Less: Distributable earnings (2)	32,685	6,238	57	1,097	40,077
Distributions in excess of earnings	$(15,889)	$(2,714)	$(21)	$(321)	$(18,945)
Weighted average units outstanding (3)	21,590	4,472	44	461
Distributable earnings per unit (4)	$1.51	$1.39	$1.29
Overdistributed earnings per unit (5)	(0.74)	(0.61)	(0.48)
Net income per limited partner unit (basic and diluted) (6)	$0.77	$0.78	$0.81

(1)
Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $410 thousand attributed to the general partner for its incentive distribution rights.

(2)
Represents the per unit distributions paid of $0.3525 per unit for the three months ended March 31, 2018, $0.355 per unit for the three months ended June 30, 2018, $0.3575 per unit for the three months ended September 30, 2018, and $0.36 per unit distributable for the three months ended December 31, 2018, representing the full year-distribution amount of $1.425 per unit. Amounts presented for each class of unit include a proportionate amount of the $1.3 million distributed and $418 thousand distributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding for the year.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the year.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the year.

(6)	Our computation of net income per limited partner unit excludes the effects of 1,165,296 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.

	For the Year Ended December 31, 2017
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$15,093	$5,577	$80	$581	$21,331
Less: Distributable earnings (2)	26,909	8,986	120	845	36,860
Distributions in excess of earnings	$(11,816)	$(3,409)	$(40)	$(264)	$(15,529)
Weighted average units outstanding (3)	17,924	6,565	94	461
Distributable earnings per unit (4)	$1.50	$1.37	$1.27
Overdistributed earnings per unit (5)	(0.66)	(0.52)	(0.42)
Net income per limited partner unit (basic and diluted) (6)	$0.84	$0.85	$0.85

(1)	Represents net income allocated to each class of units based on the actual ownership of the Partnership during the year.

(2)
Represents the per unit distributions paid of $0.335 per unit for the three months ended March 31, 2017, $0.34 per unit for the three months ended June 30, 2017, $0.345 per unit for the three months ended September 30, 2017 and $0.35 per unit for the three months ended December 31, 2017, representing the full year distribution of $1.37 per unit. Amounts presented for each class of units include a proportionate amount of the $1.6 million distributed for the year to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding for the year.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the year.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the year.

(6)	Our computation of net income per limited partner unit excludes the effects of 1,136,848 equity-classified phantom unit awards outstanding, as they were anti-dilutive for the period presented.

	For the Year Ended December 31, 2016
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$15,474	$9,417	$157	$509	$25,557
Less: Distributable earnings (2)	18,708	11,041	183	608	30,540
Distributions in excess of earnings	$(3,234)	$(1,624)	$(26)	$(99)	$(4,983)
Weighted average units outstanding (3)	13,867	8,668	145	461
Distributable earnings per unit (4)	$1.35	$1.27	$1.26
Overdistributed earnings per unit (5)	(0.23)	(0.19)	(0.18)
Net income per limited partner unit (basic and diluted) (6)	$1.12	$1.08	$1.08

(1)	Represents net income allocated to each class of units based on the actual ownership of the Partnership during the year.

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

(3)	Represents the weighted average units outstanding for the year.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the year.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the year.

(6)	Our computation of net income per limited partner unit excludes the effects of 795,638 equity-classified phantom unit awards outstanding, as they were anti-dilutive for the period presented.

4. REVENUES
We have included in the below discussion information regarding our revenues from contracts with customers. Refer to Note 2. Summary of Significant Accounting Policies for further discussion of our revenue recognition accounting policy.
Disaggregated Revenues
We manage our business in two reportable segments: Terminalling services and Fleet services. Our segments offer different services and are managed accordingly. Our chief operating decision maker, or CODM, regularly reviews financial information about both segments in order to allocate resources and evaluate performance. As such, we have concluded that disaggregating revenue by reporting segments appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 14. Segment Reporting for our disaggregated revenues by segment and summarized geographic data.
Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our terminalling and fleet services agreements as of December 31, 2018 are as follows for the periods indicated:

	2019	2020	2021	Thereafter	Total
	(in thousands)
Terminalling Services (1)(2)	$92,612	$67,198	$52,356	$61,806	$273,972
Fleet Services	1,030	1,030	1,016	1,308	4,384
Total	$93,642	$68,228	$53,372	$63,114	$278,356

(1) The majority of our terminalling services agreements are denominated in Canadian dollars. We have converted the remaining performance obligations provided herein using the year-to-date average exchange rate of 0.7718 U.S. dollars for each Canadian dollar at December 31, 2018.
(2) Includes fixed monthly minimum commitment fees per contracts and excludes constrained variable consideration for rate-escalations associated with an index, such as the consumer price index, as well as any incremental revenue associated with volume activity above the minimum volumes set forth within the contracts.
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
Contract Assets
Our contract assets represent cumulative revenue that has been recognized in advance of billing the customer due to tiered billing provisions. In such arrangements, revenue is recognized using a blended rate based on the billing tiers of the agreement, as the services are consistently provided throughout the duration of the contractual arrangement. We have included contract assets of $68 thousand as of December 31, 2018 in “Other current assets” and $171 thousand and $34 thousand as of December 31, 2018 and 2017, respectively, in “Other non-current assets” on our consolidated balance sheets.
Contract Liabilities
Our contract liabilities consist of amounts collected in advance from customers associated with their terminalling and fleet services agreements, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We have included contract liabilities with third-party customers of $2.9 million and $3.3 million as of December 31, 2018 and 2017, respectively, in “Deferred revenue.” We have included contract liabilities with related party customers of $1.5 million and $1.6 million as of December 31, 2018 and 2017, respectively, in “Deferred revenue — related party” on our consolidated balance sheets.

The following table presents the changes associated with the balance of our contract liabilities for the year ended December 31, 2018:

	December 31, 2017	Cash Additions for Customer Prepayments	Revenue Recognized	December 31, 2018
	(in thousands)
Customer prepayments	$3,291	$2,921	$(3,291)	$2,921
Customer prepayments — related party (1)	$1,576	$1,475	$(1,576)	$1,475

(1)
Includes contract liabilities associated with customer prepayments from related parties. Refer to Note 12. Transactions with Related Parties for additional discussion of deferred revenues associated with related parties.

Deferred Revenue — Fleet Leases
Our deferred revenue also includes advance lease payments from customers of our Fleet services business, which will be recognized as Fleet leases revenue when earned pursuant to the terms of our contractual arrangements. We have likewise prepaid the rent on railcar leases that are associated with the fleet services deferred revenues, which we will recognize as expense concurrently with our recognition of the associated revenue. We have included $0.4 million at December 31, 2018 and 2017 in “Deferred revenue — related party” on our consolidated balance sheets associated with customer prepayments for our fleet lease agreements.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amount shown in our consolidated statements of cash flows for the specified periods:

	December 31,
	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$6,439	$7,874	$11,705
Restricted cash	5,944	5,914	5,433
Total cash, cash equivalents and restricted cash	$12,383	$13,788	$17,138

6. ACCOUNTS RECEIVABLE
We had no allowances for doubtful accounts at December 31, 2018 and 2017. In addition, we had no bad debt expense for the years ended December 31, 2018, 2017 and 2016 in our consolidated statements of income.

7. PROPERTY AND EQUIPMENT
Our property and equipment is comprised of the following:

	December 31,		Estimated Useful Lives (Years)
	2018	2017
	(in thousands)
Land	$10,004	$10,245	N/A
Trackage and facilities	123,080	128,568	10-30
Pipeline	16,336	16,336	20-25
Equipment	16,455	12,926	3-20
Furniture	64	67	5-10
Total property and equipment	165,939	168,142
Accumulated depreciation	(29,479)	(22,369)
Construction in progress (1)	8,848	800
Property and equipment, net	$145,308	$146,573

(1) The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that is not yet ready to be placed into productive service as of the respective consolidated balance sheet date. We had no capitalized interest costs for the years ended December 31, 2018, 2017 and 2016.
Depreciation
Depreciation expense associated with Property and equipment totaled $8.5 million, $9.5 million, and $10.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
In December 2017, we recognized non-cash impairment charges totaling approximately $1.7 million to reduce the book value of certain assets included in our Terminalling services segment to their net realizable value less selling costs. We included this charge for impairment in “Depreciation and amortization” within our consolidated statements of income.
In August 2016, we received notification from the sole customer of our San Antonio terminal stating their intent to terminate our terminalling services agreement with them. The agreement subsequently ended in May 2017. In connection with conclusion of this agreement, the lessor of the real property upon which the San Antonio terminal resides notified us of their intent to terminate our lease with them concurrently with the conclusion of our terminalling services agreement discussed above. As a result of these events, we recognized a non-cash impairment loss of approximately $3.5 million for the year ended December 31, 2016, to write down the non-current assets of the terminal to fair market value, the charge for which we have included in “Depreciation and amortization” within our consolidated statements of income. The impairment loss included an asset retirement obligation of $1.0 million for amounts we expect to spend to restore the property to its original condition. We determined the fair market value of these assets to approximate $0.2 million, based upon market prices for similar assets and discounted cash flows we expected to derive from their use through the contract end date. The asset retirement obligation associated with the San Antonio terminal totaled approximately $0.8 million and $1.0 million as of December 31, 2018 and 2017, respectively. The San Antonio terminal is included in our Terminalling services segment as reported in our segment results included in Note 14. Segment Reporting.
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
We accounted for the acquisition of the Stroud terminal as an asset purchase, as a result of our early adoption of Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2017-01, or ASU 2017-01, which clarifies the definition of a business as set forth in Topic 805 of the FASB ASC.

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. Our goodwill originated from our acquisition of the Casper terminal, which is included in our Terminalling services segment. As of December 31, 2018, the carrying amount of our goodwill was $33.6 million.
There were no changes in the balance of Goodwill for the years ended December 31, 2018 and 2017.
We test goodwill for impairment annually based on the carrying values of our reporting units on the first day of the third quarter of each year, or more frequently if events or changes in circumstances suggest that the fair value of a reporting unit is less than its carrying value. During the third quarter of 2018, we completed our annual goodwill impairment analysis and determined that the fair value of the Casper terminal reporting unit exceeded its carrying value at July 1, 2018. An impairment charge would have resulted if our estimate of the fair value of the Casper terminal reporting unit was approximately 20% less than the amount determined. The critical assumptions used in our analysis include the following:

1)	a weighted average cost of capital of 11%;

2)	a capital structure consisting of approximately 40% debt and 60% equity;

3)	a range of EBITDA multiples derived from equity prices of public companies with similar operating and investment characteristics, from 8.25x to 9.25x; and

4)	a range of EBITDA multiples for transactions based on actual sales and purchases of comparable businesses, from 9.0x to 10.0x.
We measured the fair value of our Casper terminal reporting unit by using an income analysis, market analysis and transaction analysis with weightings of 50%, 25% and 25%, respectively. Our estimate of fair value required us to use significant unobservable inputs representative of a Level 3 fair value measurement, including assumptions related to the future performance of our Casper terminal. We have not observed any events or circumstances subsequent to our analysis that would suggest the fair value of our Casper terminal is below its carrying amount as of December 31, 2018.
Intangible Assets
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	December 31, 2018	December 31, 2017
	(in thousands)
Carrying amount:
Customer service agreements	$125,960	$125,960
Other	106	106
Total carrying amount	126,066	126,066
Accumulated amortization:
Customer service agreements	(39,328)	(26,731)
Other	(33)	(23)
Total accumulated amortization	(39,361)	(26,754)
Total intangible assets, net	$86,705	$99,312

Our identifiable intangible assets at December 31, 2018 and 2017, originated from our acquisition of the Casper terminal and are directly associated with our Terminalling services segment. The customer service agreements intangible assets are derived from the multi-year, take-or-pay agreements. The acquisition date fair value attributed to the intangible assets was based on the present value of the future revenue stream expected to be derived from our relationships with existing customers of the Casper terminal and the additional service potential associated with these assets, which we expect to continue over a period of approximately 10 years. We amortize our intangibles on a straight-line basis over the 10 year estimated useful lives of these assets.
We determined the expiration of a customer contract for terminal services at our Casper terminal in August 2017 was an event that required us to evaluate our Casper terminal asset group for impairment. Our projections of the undiscounted cash flows expected to be derived from the operation and disposition of the Casper terminal asset group exceeded the carrying value of the asset group as of August 31, 2017, the date of our evaluation, indicating cash flows were expected to be sufficient to recover the carrying value of the Casper terminal asset group. We have not observed any other events that would suggest the fair value of our intangible assets is below the carrying amount at December 31, 2018.
The pre-tax amortization expense associated with intangible assets totaled $12.6 million for the years ended December 31, 2018, 2017 and 2016. We expect the annual pre-tax amortization expense associated with our intangible assets at December 31, 2018, to approximate $12.6 million for each of the next five years.

9. DEBT
Credit Agreement
In November 2018, we amended and restated our senior secured credit agreement, which we originally established at the time of our initial public offering in October 2014. We refer to the amended and restated senior secured credit agreement executed in November 2018 as the Credit Agreement and the original senior secured credit agreement as the Previous Credit Agreement. Our Credit Agreement is a $385 million revolving credit facility (subject to limits set forth therein) with Citibank, N.A., as administrative agent, and a syndicate of lenders. Our Credit Agreement amends and restates in its entirety our Previous Credit Agreement.
Our Credit Agreement is a four year committed facility that initially matures on November 2, 2022. Our Credit Agreement provides us with the ability to request two one-year maturity date extensions, subject to the satisfaction of certain conditions, and allows us the option to increase the maximum amount of credit available up to a total facility size of $500 million, subject to receiving increased commitments from lenders and satisfaction of certain conditions. Additionally, under the Credit Agreement, the applicable margin we are charged on LIBOR-based borrowings has been reduced by 25 basis points to a range from 2.00% to 3.00%, depending on our consolidated net leverage ratio, as defined in our Credit Agreement. Further, the Credit Agreement eliminates our ability to borrow in Canadian dollars, but keeps the financial covenants substantially consistent with our Previous Credit Agreement. Our Credit Agreement contains customary representations, warranties, covenants and events of default for facilities of this type. In connection with establishing the Credit Agreement, we incurred additional deferred financing costs of $2.9 million as of December 31, 2018, which, in addition to any remaining deferred financing costs from our Previous Credit Agreement, will be amortized over the four-year term of the Credit Agreement using the straight line method, which approximates the effective interest method.
Our Previous Credit Agreement included a $300 million Revolving Credit Facility and a $100 million term loan (borrowed in Canadian dollars), the Term Loan Facility, which we repaid in March 2017. As we repaid amounts outstanding on the Term Loan Facility, the availability on our Revolving Credit Facility was automatically increased to the full $400 million of credit available under the Previous Credit Agreement.
Our Credit Agreement and any issuances of letters of credit are available for working capital, capital expenditures, general partnership purposes and continue the indebtedness outstanding under the Previous Credit Agreement. The Credit Agreement includes an aggregate $20 million sublimit for standby letters of credit and a $20 million sublimit for swingline loans. Obligations under the Credit Agreement are guaranteed by our restricted subsidiaries (as such term is defined therein) and are secured by a first priority lien on our assets and those of our restricted subsidiaries, other than certain excluded assets.

Our borrowings under the Credit Agreement bear interest at either a base rate plus an applicable margin ranging from 1.00% to 2.00%, or at a rate based on the London Interbank Offered Rate, or LIBOR, or a comparable or successor rate plus an applicable margin ranging from 2.00% to 3.00%. The applicable margin, as well as a commitment fee of 0.375% to 0.50% per annum on unused commitments under the Credit Agreement, will vary based upon our consolidated net leverage ratio, as defined in our Credit Agreement.
Our Credit Agreement contains affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of our restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, engage in certain business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets, enter into burdensome agreements or enter into transactions with affiliates on terms that are not at arm’s length, in each case, subject to exceptions.
Additionally, we are required to maintain the following financial ratios, each determined on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, on an annualized basis):

•	Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 2.50 to 1.00;

•
Consolidated Net Leverage Ratio of not greater than 4.50 to 1.00 (or 5.00 to 1.00 at any time after we have issued at least $150 million of certain qualified unsecured notes and for so long as the notes remain outstanding (the “Qualified Notes Requirement”)). In addition, upon the consummation of a Specified Acquisition (as defined in our Credit Agreement), for the fiscal quarter in which the Specified Acquisition is consummated and for two fiscal quarters immediately following such fiscal quarter (the “Specified Acquisition Period”), if timely elected by us by written notice to the Administrative Agent, the maximum permitted ratio shall be increased to 5.00 to 1.00 (or 5.50 to 1.00 if the Qualified Notes Requirement has been met); and

•
after we have met the Qualified Notes Requirement, a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.50 to 1.00 (or 4.00 to 1.00 during a Specified Acquisition Period).

Our Credit Agreement generally prohibits us from making cash distributions (subject to exceptions as set forth in the Credit Agreement). However, so long as no default exists or would be caused by making a cash distribution, we may make cash distributions to our unitholders up to the amount of our available cash (as defined in our partnership agreement).
The Credit Agreement contains events of default, including, but not limited to (and subject to grace periods in circumstances set forth in the Credit Agreement), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant (subject in some cases to certain grace periods or other qualifications), any representation, warranty or certification made or deemed made in the agreements or related loan documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in our ownership or the ownership of our general partner, certain material judgments or orders, ERISA events or the invalidity of the loan documents. Upon the occurrence and during the continuation of an event of default under the agreements, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against us and the collateral as may be available to the lenders under the agreements and related documentation or applicable law.
As of December 31, 2018, we were in compliance with the covenants set forth in our Credit Agreement.
The actual average interest rate on our outstanding indebtedness was 4.86% and 4.00% at December 31, 2018 and 2017, respectively, without consideration to the effect of our derivative contracts. We had interest payable of $0.9 million and $0.5 million in “Other current liabilities” on our consolidated balance sheets at December 31, 2018 and 2017, respectively.
Effective November 2017, we entered into an interest rate derivative with a notional amount of $100 million to manage our exposure to fluctuations in the rates of interest we are charged on our Credit Agreement. Refer to Note 17. Derivative Financial Instruments for additional discussion of these derivative contracts.

Our long-term debt balances included the following components as of the specified dates:

	December 31,
	2018	2017
	(in thousands)
Revolving Credit Facility	$209,000	$202,000
Less: Deferred financing costs, net	(3,419)	(1,373)
Total long-term debt, net	$205,581	$200,627
We determined the capacity available to us under the terms of our Credit Agreement was as follows as of the specified dates:

	December 31,
	2018	2017
	(in millions)
Aggregate borrowing capacity under the Credit Agreement	$385.0	$400.0
Less: Revolving Credit Facility amounts outstanding	209.0	202.0
Letters of credit outstanding	0.6	—
Available under the Credit Agreement (1)	$175.4	$198.0

(1)	Pursuant to the terms of our Credit Agreement, our borrowing capacity, currently, is limited to 4.5 times our trailing 12-month consolidated EBITDA.
Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Interest expense on Credit Agreement	$10,492	$9,064	$8,986
Amortization of deferred financing costs	866	861	861
Total interest expense	$11,358	$9,925	$9,847

10. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred $21.7 million, $22.5 million and $21.0 million of expenses for the years ended December 31, 2018, 2017 and 2016, respectively, which are presented as “Pipeline fees” in our consolidated statements of income.

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
Prior to July 1, 2016, our activities with the VIEs were treated as related party transactions and disclosed in Note 12. Transactions with Related Parties due to the managing member of the VIEs being a member of the board of directors of USD. The managing member subsequently transferred ownership and control of the companies to a party that is unaffiliated with USD or us. As a result, for periods following June 30, 2016, we no longer treat the VIEs as related parties.
The following tables summarize the total assets and liabilities between us and the VIEs as reflected in our consolidated balance sheets at December 31, 2018 and 2017, as well as our maximum exposure to losses from entities in which we have a variable interest, but are not the primary beneficiary. Generally, our maximum exposure to losses is limited to amounts receivable for services we provided, reduced by any deferred revenues.

	December 31, 2018
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable	$17	$—	$7
Deferred revenue	—	10	—
	$17	$10	$7

	December 31, 2017
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable	$30	$—	$—
Deferred revenue	—	284	—
	$30	$284	$—
We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 1,483 of the railcars to the VIEs, but we have retained certain rights and obligations with respect to the servicing of these railcars.
During the years 2018, 2017 and 2016, we provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

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
USDG is the sole owner of our general partner and at December 31, 2018, owns 7,371,672 of our common units and all 4,185,418 of our subordinated units representing a combined 43.4% limited partner interest in us. USDG also provides us with general and administrative support services necessary for the operation and management of our business.
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
Payment of Annual Fee and Reimbursement of Expenses
We pay USDG, in equal monthly installments, the annual amount USDG estimates will be payable by us during the calendar year for providing services for our benefit. The omnibus agreement provides that this amount, which included a fixed annual fee of $3.4 million, $3.3 million and $3.2 million for the years ended December 31, 2018, 2017 and 2016 respectively, may be adjusted annually to reflect, among other things, changes in the scope of the general and administrative services provided to us due to a contribution, acquisition or disposition of assets by us, or our subsidiaries, or for changes in any law, rule or regulation applicable to us, which affects the cost of providing the general and administrative services. We also reimburse USDG for any out-of-pocket costs and expenses incurred on our behalf in providing general and administrative services to us. This reimbursement is in addition to the amounts we pay to reimburse our general partner and its affiliates for certain costs and expenses incurred on our behalf for managing our business and operations, as required by our partnership agreement.
The total amounts charged to us under the omnibus agreement for the years ended December 31, 2018, 2017 and 2016 was $7.6 million, $5.9 million and $5.8 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of income. We had a payable balance of $0.4 million and $0.2 million with respect to these costs at December 31, 2018 and 2017, respectively, included in “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.
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

Marketing Services Agreement
In connection with our purchase of the Stroud terminal, we entered into a Marketing Services Agreement, with USDM effective as of May 31, 2017, whereby we granted USDM the right to market the capacity at the Stroud terminal in excess of the original capacity of our initial customer in exchange for a nominal per barrel fee. USDM is obligated to fund any related capital costs associated with increasing the throughput or efficiency of the terminal to handle additional throughput. Upon expiration of our contract with the initial Stroud customer in June 2020, the same marketing rights will apply to all throughput at the Stroud terminal in excess of the throughput necessary for the Stroud terminal to generate Adjusted EBITDA that is at least equal to the average monthly Adjusted EBITDA derived from the initial Stroud terminal customer during the 12 months prior to expiration. We also granted USDG the right to develop other projects at the Stroud terminal in exchange for the payment to us of market-based compensation for the use of our property for such development projects. Any such development projects would be wholly-owned by USDG and would be subject to our existing right of first offer with respect to midstream projects developed by USDG. Payments made under the Marketing Services Agreement during the periods presented in this report are discussed below under the heading “Related Party Revenue and Deferred Revenue.”
Contribution of Capital at the Stroud Terminal
Pursuant to the Marketing Services Agreement discussed above, USDM provided a temporary steaming solution and constructed a permanent steaming solution at the Stroud terminal to alleviate operational railcar unloading issues that resulted from cold weather at the terminal. The construction of the steaming equipment was completed in July 2018 and contributed to us. The non-cash capital contribution that was valued at the original cost of constructing the asset, of $3.4 million resulting in an increase in “Property and equipment” and the capital account of our general partner included in “General partner units” on our December 31, 2018 consolidated balance sheet. We did not issue additional general partner units in connection with this contribution.
Variable Interest Entities
We have entered into purchase, assignment and assumption agreements to assign payment and performance obligations for certain operating lease agreements with lessors, as well as customer fleet service payments related to these operating leases, with the VIEs. Prior to July 1, 2016, a member of the board of directors of USD exercised control over the VIEs as its managing member. Subsequent to June 30, 2016, the managing member transferred ownership of the VIEs to a party that is unaffiliated with USD or us. As a result, for periods following June 30, 2016, we no longer treat the VIEs as related parties. Refer to Note 11. Nonconsolidated Variable Interest Entities for additional discussion and information regarding transactions with the VIEs subsequent to June 30, 2016.
For periods prior to July 1, 2016, our related party sales to the VIEs are included in the accompanying consolidated statements of income as set forth in the following table for the indicated periods:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Fleet services — related parties	$—	$—	$0.8
Related Party Revenue and Deferred Revenue
We have agreements to provide terminalling and fleet services for USDM with respect to our Hardisty terminal and terminalling services with respect to our Stroud terminal, which also include reimbursement to us for certain out-of-pocket expenses we incur.
In connection with our acquisition of the Stroud terminal, USDM assumed the rights and obligations for additional terminalling capacity at our Hardisty terminal from another customer, effective as of June 1, 2017, to facilitate the origination of crude oil barrels by the Stroud terminal customer from our Hardisty terminal for delivery to the Stroud terminal. As a result of the assumption of these rights and obligations by USDM, and in order to accommodate the needs of the Stroud terminal customer, the contracted term for the capacity held by USDM was extended to June 30, 2020. USDM controls approximately 25% of the available monthly capacity of the Hardisty terminal at December 31, 2018. The terms and conditions of these agreements are similar to the terms and conditions of agreements we have with other parties at the Hardisty terminal that are not related to us.
We also entered into a Marketing Services Agreement with USDM effective as of May 31, 2017, as discussed above, in connection with our acquisition of the Stroud terminal. Pursuant to the terms of the agreement, we receive a fixed amount per barrel from USDM in exchange for marketing the additional capacity available at the Stroud terminal. We also received revenue for providing additional terminalling services at our Hardisty terminal to USDM pursuant to the terms of its existing agreement with us. We include amounts received pursuant to this arrangement as revenue in the table below under “Terminalling services — related party.”
Our related party revenue from USD and affiliates are presented below in the following table for the indicated periods:

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Terminalling services — related party	$22,149	$13,769	$6,895
Fleet leases — related party	3,935	4,401	3,560
Fleet services — related party	910	652	1,116
Freight and other reimbursables — related party	4	2	—
	$26,998	$18,824	$11,571

We had the following amounts outstanding with USD and affiliates on our consolidated balance sheets as presented below in the following table for the indicated periods:

	December 31,
	2018	2017
	(in thousands)
Accounts receivable — related party	$624	$410
Accounts payable and accrued expenses — related party	$67	$—
Other current and non-current assets — related party (1)	$174	$253
Deferred revenue — related party (2)	$1,885	$1,986

(1)	Represents a contract asset associated with our lease agreement with USDM.

(2)
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

For the Year Ended December 31, 2018
Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
February 1, 2018	February 12, 2018	February 16, 2018	$4,045	$238
April 26, 2018	May 7, 2018	May 11, 2018	4,074	249
July 27, 2018	August 7, 2018	August 14, 2018	4,103	261
October 25, 2018	November 6, 2018	November 14, 2018	4,132	272
			$16,354	$1,020

For the Year Ended December 31, 2017
Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
February 1, 2017	February 13, 2017	February 17, 2017	$3,814	$152
April 27, 2017	May 8, 2017	May 12, 2017	3,872	170
July 27, 2017	August 7, 2017	August 11, 2017	3,929	194
October 26, 2017	November 6, 2017	November 13, 2017	3,987	216
			$15,602	$732

Year Ended December 31, 2016
Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
February 4, 2016	February 15, 2016	February 19, 2016	$3,467	$138
April 28, 2016	May 9, 2016	May 13, 2016	3,554	142
July 28, 2016	August 8, 2016	August 12, 2016	3,640	145
October 27, 2016	November 7, 2016	November 14, 2016	3,727	149
			$14,388	$574

13. COMMITMENTS AND CONTINGENCIES
Rail Service Agreements
We have rail service agreements at our terminal facilities with labor service providers that expire at various dates from 2019 through 2020. After the initial term of the agreements, the rail service contracts will continue to be in effect for consecutive one-year terms unless either party provides the other party written notice prior to the end of the term. Under these agreements, we incurred approximately $13.8 million, $9.0 million and $8.1 million in service fees for the years ended December 31, 2018, 2017 and 2016, respectively, which are recorded in “Subcontracted rail services” within our consolidated statements of income.
The future minimum payments for these rail services agreements are as follows (in thousands):

Year ending December 31,
2019	$8,818
2020	1,551
Total	$10,369
Operating Leases and Fleet Lease Income
We have non-cancellable operating leases for railroad tracks, land surfaces, and railcars that expire on various dates from 2019 through 2023. We incurred approximately $2.5 million, $0.3 million and $0.4 million in lease expenses and other rental charges for buildings, storage tanks, offices, tracks and land for the years ended December 31, 2018, 2017 and 2016, respectively, which are recorded in “Operating and maintenance” within our consolidated statements of income. Additionally, we incurred approximately $3.9 million, $6.5 million and $6.2 million for railcar leases for the years ended December 31, 2018, 2017 and 2016, respectively, which are recorded in “Fleet leases” within our consolidated statements of income.
The approximate amount of our future minimum lease payments under our non-cancellable operating leases are as follows (in thousands):

Year ending December 31,
2019	$6,191
2020	5,263
2021	4,072
2022	3,787
2023	20
Total	$19,333

We serve as an intermediary to assist our customers with obtaining railcars. In connection with our leasing of railcars from third parties, we simultaneously enter into lease agreements with our customers for non-cancellable terms that are designed to recover our costs associated with leasing the railcars plus a fee for providing this service. Our lease agreements with customers require them to make monthly payments to us totaling $19.6 million under non-cancellable terms through 2022, which are concurrent with the payments we are required to make to our lessors under our non-cancellable operating leases as set forth in the table above. We record the revenue we derive from these leases in “Fleet leases” and “Fleet leases — related party” within our consolidated statements of income.
The approximate amount of our future rental income under non-cancellable operating leases are as follows (in thousands):

Year ending December 31,
2019	$4,924
2020	4,924
2021	4,924
2022	4,781
Total	$19,553
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
The following tables summarize our reportable segment data:

	For the Year Ended December 31, 2018
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$86,692	$—	$—	$86,692
Terminalling services — related party	22,149	—	—	22,149
Fleet leases	—	—	—	—
Fleet leases — related party	—	3,935	—	3,935
Fleet services	—	573	—	573
Fleet services — related party	—	910	—	910
Freight and other reimbursables	2,814	2,149	—	4,963
Freight and other reimbursables — related party	3	1	—	4
Total revenues	111,658	7,568	—	119,226
Operating costs
Subcontracted rail services	13,785	—	—	13,785
Pipeline fees	21,679	—	—	21,679
Fleet leases	—	3,945	—	3,945
Freight and other reimbursables	2,817	2,150	—	4,967
Operating and maintenance	5,001	875	—	5,876
Selling, general and administrative	5,507	1,321	11,594	18,422
Depreciation and amortization	21,103	—	—	21,103
Total operating costs	69,892	8,291	11,594	89,777
Operating income (loss)	41,766	(723)	(11,594)	29,449
Interest expense	—	—	11,358	11,358
Gain associated with derivative instruments	—	—	(374)	(374)
Foreign currency transaction loss (gain)	138	(14)	(138)	(14)
Other expense, net	16	—	—	16
Provision for (benefit from) income taxes	(2,709)	43	(3)	(2,669)
Net income (loss)	$44,321	$(752)	$(22,437)	$21,132
Total assets	$282,523	$1,966	$2,806	$287,295
Capital expenditures	$8,816	$—	$—	$8,816

	For the Year Ended December 31, 2017
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$85,124	$—	$—	$85,124
Terminalling services — related party	13,769	—	—	13,769
Fleet leases	—	2,140	—	2,140
Fleet leases— related party	—	4,401	—	4,401
Fleet services	—	1,854	—	1,854
Fleet services — related party	—	652	—	652
Freight and other reimbursables	367	496	—	863
Freight and other reimbursables — related party	1	1	—	2
Total revenues	99,261	9,544	—	108,805
Operating costs
Subcontracted rail services	8,953	—	—	8,953
Pipeline fees	22,524	—	—	22,524
Fleet leases	—	6,539	—	6,539
Freight and other reimbursables	368	497	—	865
Operating and maintenance	2,853	380	—	3,233
Selling, general and administrative	5,064	927	9,090	15,081
Depreciation and amortization	22,132	—	—	22,132
Total operating costs	61,894	8,343	9,090	79,327
Operating income (loss)	37,367	1,201	(9,090)	29,478
Interest expense	170	—	9,755	9,925
Loss (gain) associated with derivative instruments	1,083	—	(146)	937
Foreign currency transaction loss (gain)	(33)	5	(428)	(456)
Other income, net	(330)	—	—	(330)
Provision for (benefit from) income taxes	(2,027)	275	(177)	(1,929)
Net income (loss)	$38,504	$921	$(18,094)	$21,331
Total assets	$297,937	$2,229	$846	$301,012
Capital expenditures	$27,580	$—	$—	$27,580

	For the Year Ended December 31, 2016
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$95,170	$—	$—	$95,170
Terminalling services — related party	6,895	—	—	6,895
Fleet leases	—	2,577	—	2,577
Fleet leases — related party	—	3,560	—	3,560
Fleet services	—	1,084	—	1,084
Fleet services — related party	—	1,926	—	1,926
Freight and other reimbursables	13	1,942	—	1,955
Freight and other reimbursables — related party	—	—	—	—
Total revenues	102,078	11,089	—	113,167
Operating costs
Subcontracted rail services	8,077	—	—	8,077
Pipeline fees	21,019	—	—	21,019
Fleet leases	—	6,174	—	6,174
Freight and other reimbursables	13	1,942	—	1,955
Operating and maintenance	2,625	337	—	2,962
Selling, general and administrative	4,899	823	9,704	15,426
Depreciation and amortization	23,092	—	—	23,092
Total operating costs	59,725	9,276	9,704	78,705
Operating income (loss)	42,353	1,813	(9,704)	34,462
Interest expense	1,016	—	8,831	9,847
Loss associated with derivative instruments	140	—	—	140
Foreign currency transaction gain	(28)	(71)	(651)	(750)
Other income, net	(85)	—	—	(85)
Provision for (benefit from) income taxes	(672)	242	183	(247)
Net Income (loss)	$41,982	$1,642	$(18,067)	$25,557
Total assets	$290,398	$5,773	$2,944	$299,115
Capital expenditures	$474	$—	$—	$474

Segment Adjusted EBITDA
The following table provides a reconciliation of Segment Adjusted EBITDA to “Net cash provided by operating activities”:

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Segment Adjusted EBITDA
Terminalling services	$62,719	$59,900	$67,843
Fleet services	(723)	1,542	1,813
Corporate activities (1)	(5,274)	(4,984)	(5,630)
Total Adjusted EBITDA	56,722	56,458	64,026
Add (deduct):
Amortization of deferred financing costs	866	861	861
Deferred income taxes	(3,971)	(987)	558
Changes in accounts receivable and other assets	815	3,503	2,079
Changes in accounts payable and accrued expenses	(639)	397	(1,917)
Changes in deferred revenue and other liabilities	(196)	(4,562)	(3,113)
Interest expense, net	(11,356)	(9,917)	(9,837)
Benefit from income taxes	2,669	1,929	247
Foreign currency transaction gain (2)	14	456	750
Other income, net	—	22	76
Non-cash lease items (3)	—	(341)	—
Non-cash contract asset (4)	205	—	—
Net cash provided by operating activities	$45,129	$47,819	$53,730

(1)	Corporate activities represent shared service and financing transactions that are not allocated to our established reporting segments.

(2)	Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

(3)	Represents non-cash lease revenues and expenses associated with our lease contracts.

(4)
Represents the non-cash change in contract assets for revenue recognized in advance at blended rates based on the escalation clauses in certain of our customer contracts. Refer to Note 4. Revenues—Contract Assets for more information.

The following tables summarize the geographic data for our continuing operations:

	For the Year Ended December 31, 2018
	U.S.	Canada	Total
	(in thousands)
Revenues
Third party	$44,570	$47,658	$92,228
Related party	$7,214	$19,784	$26,998
Total assets	$224,588	$62,707	$287,295

	For the Year Ended December 31, 2017
	U.S.	Canada	Total
	(in thousands)
Revenues
Third party	$38,452	$51,529	$89,981
Related party	$5,054	$13,770	$18,824
Total assets	$229,241	$71,771	$301,012

	For the Year Ended December 31, 2016
	U.S.	Canada	Total
	(in thousands)
Revenues
Third party	$44,792	$55,994	$100,786
Related party	$5,426	$6,955	$12,381
Total assets	$227,913	$71,202	$299,115

15. INCOME TAXES
U.S. Federal and State Income Taxes
We are treated as a partnership for U.S. federal and most state income tax purposes, with each partner being separately taxed on their share of our taxable income. One of our subsidiaries, USD Rail LP, has elected to be classified as an entity taxable as a corporation for U.S. federal income tax purposes. We are also subject to state franchise tax in the state of Texas, which is treated as an income tax under the applicable accounting guidance. Our U.S. federal income tax expense is based upon the statutory federal income tax rate of 21% in effect for our fiscal year ended December 31, 2018, as applied to USD Rail LP’s taxable loss of $0.9 million for the year ended December 31, 2018. Our U.S. federal income tax expense for our fiscal years ended December 31, 2017 and 2016 is based on the statutory federal income tax rate of 34% in effect for those periods as applied to USD Rail LP’s taxable income of $2.0 million and taxable loss of $0.8 million for the years ended December 31, 2017 and 2016, respectively. We recorded a provision for U.S. federal income tax in 2017, utilizing net operating loss carryforwards to offset a portion of our taxable income. As a result of the losses in 2016, we did not record a provision for U.S. federal income taxes for that year.
On December 22, 2017, United States legislation referred to as the Tax Cuts and Jobs Act, or TCJA, was signed into law. A majority of the provisions enacted by the TCJA are effective for taxable years beginning after December 31, 2017, although some are effective beginning September 27, 2017 or later. The TCJA includes significant changes to the Internal Revenue Code of 1986 (as amended, the Code), including amendments which significantly change the taxation of individual and business entities. The most significant change included in the TCJA is a reduction in the corporate federal income tax rate from 34% to 21%. We do not expect changes in the Code from the TCJA to have a material impact on our tax provision in future periods.
Foreign Income Taxes
Our Canadian operations are conducted through entities that are subject to Canadian federal and provincial income taxes which are determined using the combined federal and provincial income tax rate of 27% applicable to the taxable income of our Canadian operations for the years ended December 31, 2018, 2017 and 2016. The combined rate of 27% was also used to compute deferred income tax expense, which is the result of temporary differences that are expected to reverse in the future.
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
Tax Effects of ASC 606 Adoption
In conjunction with our adoption of ASC 606, we recognized revenues with respect to each prior period for amounts that were previously deferred, as well as the associated previously deferred pipeline fees. Refer to Note 2. Summary of Significant Accounting Policies for a comprehensive discussion regarding our adoption of ASC 606. We also recognized a deferred tax liability associated with the previously deferred revenues net of previously deferred pipeline fees. We recovered that deferred tax liability during the year ended December 31, 2018. The recovery of the deferred tax liability of $3.8 million (representing C$4.9 million) contributed to our “Benefit from income taxes” for the year ended December 31, 2018.
Consolidated Provision for (Benefit from) Income Taxes
The domestic and foreign components of our income before income taxes is presented in the following table:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Domestic	$28,918	$26,779	$27,366
Foreign	(10,455)	(7,377)	(2,056)
Income before income taxes	$18,463	$19,402	$25,310
The following table presents a reconciliation between income tax based on the U.S. federal statutory income tax rate and our effective income tax rate:

	Years Ended December 31,
	2018		2017		2016
	(in thousands)
Income tax expense at the U.S. federal statutory rate	$3,877	21%	$6,597	34%	$8,605	34%
Amount attributable to partnership not subject to income tax	(6,193)	(34)%	(8,590)	(44)%	(8,718)	(35)%
Foreign income tax rate differential	(605)	(3)%	137	1%	265	1%
Other	30	—%	28	—%	(68)	—%
State income tax expense (benefit) (1)	31	—%	(132)	(1)%	201	1%
Change in valuation allowance	191	1%	31	—%	(532)	(2)%
Benefit from income taxes	$(2,669)	(15)%	$(1,929)	(10)%	$(247)	(1)%

(1)	Net of the federal income tax expense or benefit for the deduction associated with state income taxes.
We determined our year-to-date 2018 income tax using an estimated annual effective income tax rate on a consolidated basis for fiscal year 2018. This rate incorporates the applicable rates of the various domestic and foreign tax jurisdictions to which we are subject.

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Current income tax expense (benefit)
U.S. federal income tax	$4	$687	$—
U.S. federal operating loss carryforward	—	(200)	—
State income tax expense (benefit)	16	(115)	208
Canadian federal and provincial income taxes expense (benefit)	1,282	(1,314)	(1,013)
Total current income tax expense (benefit)	1,302	(942)	(805)
Deferred income tax expense (benefit)
U.S. federal income tax expense (benefit)	16	(262)	245
Canadian federal and provincial income taxes expense (benefit)	(3,987)	(725)	313
Total change in deferred income tax expense (benefit)	(3,971)	(987)	558
Benefit from income taxes	$(2,669)	$(1,929)	$(247)

Our deferred income tax assets and liabilities reflect the income tax effect of differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Major components of deferred income tax assets and liabilities associated with our operations were as follows as of the dates indicated:

	December 31, 2018
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Other assets	$—	$—	$—
Prepaid expenses	—	—	—
Capital loss carryforwards	—	432	432
Operating loss carryforwards	183	—	183
Deferred income tax liabilities
Prepaid expenses	(10)	—	(10)
Unbilled revenue	—	(336)	(336)
Deferred revenue	—	—	—
Property and equipment	—	(24)	(24)
Valuation allowance	(173)	(432)	(605)
Deferred income tax liability, net	$—	$(360)	$(360)

	December 31, 2017
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Other assets	$16	$—	$16
Prepaid expenses	—	1,731	1,731
Capital loss carryforwards	—	469	469
Operating loss carryforwards	—	—	—
Deferred income tax liabilities
Unbilled revenue	—	(284)	(284)
Deferred revenue	—	(5,607)	(5,607)
Property and equipment	—	(346)	(346)
Valuation allowance	—	(469)	(469)
Deferred income tax liability, net	$16	$(4,506)	$(4,490)
We had $0.9 million of U.S. federal loss carryforward remaining as of December 31, 2018 and none available at December 31, 2017. Our U.S. federal loss carryforward was generated in 2018 and does not expire under currently enacted tax law. Our Canadian loss carryforward was $4.2 million and $4.6 million at December 31, 2018 and 2017, respectively. A portion of our Canadian loss carryforward is for capital items that do not expire under currently enacted Canadian tax law, the remaining Canadian operating loss of $1.0 million of will expire in 2034.
We are subject to examination by the taxing authorities for the years ended December 31, 2017, 2016 and 2015. We did not have any unrecognized income tax benefits or any income tax reserves for uncertain tax positions as of December 31, 2018 and 2017.

16. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK
The following tables provide the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

	For the Year Ended December 31, 2018
	Total Revenues by Major Customer (in thousands)	Percentage of Total Company Revenues	Percentage of Customer Revenues in Terminalling Services Segment	Percentage of Customer Revenues in Fleet Services Segment
Customer A	$29,563	25%	100%	—%
Customer B	$27,014	23%	82%	18%
Customer C	$12,286	10%	100%	—%
Customer D	$10,186	9%	100%	—%

	For the Year Ended December 31, 2017
	Total Revenues by Major Customer (in thousands)	Percentage of Total Company Revenues	Percentage of Customer Revenues in Terminalling Services Segment	Percentage of Customer Revenues in Fleet Services Segment
Customer A	$2,834	3%	100%	—%
Customer B	$17,557	16%	71%	29%
Customer C	$12,102	11%	100%	—%
Customer D	$18,302	17%	100%	—%
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

17. DERIVATIVE FINANCIAL INSTRUMENTS
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
Interest Rate Derivatives
We use interest rate derivative financial instruments to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. Under our Credit Agreement, one-month LIBOR is used as the index rate for the interest we are charged on amounts borrowed under our Revolving Credit Facility. Effective November 2017, we entered into a five-year interest rate collar contract with a $100 million notional value. The collar establishes a range where we will pay the counterparty if the one-month LIBOR falls below the established floor rate of 1.70%, and the counterparty will pay us if the one-month LIBOR exceeds the established ceiling rate of 2.50%. The collar settles monthly through the termination date in October 2022. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rate.
Foreign Currency Derivatives
We derive a significant portion of our cash flows from our Hardisty terminal operations in the province of Alberta, Canada, which are denominated in Canadian dollars. As a result, fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar could have a significant effect on our results of operations, cash flows and financial position. We endeavor to limit our foreign currency risk exposure using various types of derivative financial instruments with characteristics that effectively reduce or eliminate the impact to us of declines in the exchange rate for a specified value of Canadian dollar denominated cash flows we expect to exchange into U.S. dollars. We have not entered into any derivative financial instruments to mitigate our exposure to changes in foreign currency exchange rates for the year ended December 31, 2018 or for any future period.
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
Commodity Derivatives
In June 2017, as a part of our purchase of the Stroud terminal and related facilities, we acquired crude oil used by the prior owner for line fill in the crude oil pipeline and tank bottoms for the storage tanks at the Stroud terminal. We agreed to sell the approximately 18,000 barrels, or bbls, of crude oil used for tank bottoms in July 2017 and the approximately 13,000 bbls of crude oil used for line fill in October 2017 to an unrelated party at a price which varied with the price of crude oil during the months of July and October of 2017. In June 2017, we entered into two separate fixed-for-floating swap contracts with an aggregate notional amount of 31,778 bbls to manage our exposure to fluctuating crude oil prices. Each swap contract effectively fixed the price we received upon our delivery of the crude oil. The first contract for approximately 18,000 bbls settled in July 2017 at $47.20 per barrel, and the second contract for approximately 13,000 bbls settled in October 2017 at $47.70 per barrel.
In September 2017, we also acquired crude oil used by the prior owner of the Stroud terminal for tank bottoms in a leased storage tank at a third-party facility in Cushing, Oklahoma. We agreed to sell this crude oil in October 2017 to an unrelated party at a price which varied with the price of crude oil during the month of October 2017. We entered into a fixed-for-floating swap contract with an aggregate notional amount of 30,000 bbls to manage our exposure to the variability in crude oil prices during the month of October 2017. The swap contract effectively fixed the price we received upon our delivery of the crude oil and settled in October 2017 at $47.90 per barrel.
Derivative Positions
We recorded all of our derivative financial instruments at their fair values in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	December 31,
	2018	2017
	(in thousands)
Other current assets	$260	$—
Other non-current assets	335	183

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

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Loss (gain) associated with derivative instruments	$(374)	$937	$140
We determine the fair value of our derivative financial instruments using third-party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.
The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

	December 31, 2018			December 31, 2017
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Collar Agreements Maturing in 2022
Ceiling	$100,000,000	2.5%	$1,238	$938
Floor	$100,000,000	1.7%	(643)	(755)
Total			$595	$183
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

	December 31, 2018
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives - gross presentation	$260	$978	$—	$—	$1,238
Effects of netting arrangements	—	—	—	(643)	$(643)
Fair value of derivatives - net presentation	$260	$978	$—	$(643)	$595

	December 31, 2017
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives - gross presentation	$—	$938	$—	$—	$938
Effects of netting arrangements	—	—	—	(755)	$(755)
Fair value of derivatives - net presentation	$—	$938	$—	$(755)	$183
For more information on our accounting policies regarding derivatives, refer to the derivative financial instruments discussion in Note 2. Summary of Significant Accounting Policies.

18. PARTNERS’ CAPITAL
Our common units and subordinated units represent limited partner interests in us. The holders of common units and subordinated units are entitled to participate in partnership distributions and to exercise the rights and privileges available to limited partners under our partnership agreement.
Our Class A units are limited partner interests in us that entitle the holders to nonforfeitable distributions that are equivalent to the distributions paid with respect to our common units (excluding any arrearages of unpaid minimum quarterly distributions from prior quarters) and, as a result, are considered participating securities. Our Class A units do not have voting rights and vest in four equal annual installments over the four years following the consummation of our IPO only if we grow our annualized distributions each year. If we do not achieve positive distribution growth in any of these years, the Class A units that would otherwise vest for that year will be forfeited. The Class A units contain a conversion feature, which, upon vesting, provides for the conversion of the Class A units into common units based on a conversion factor that is tied to the level of our distribution growth for the applicable year. The conversion factor was 1.00 for the first vesting tranche, 1.50 for the second vesting tranche, 1.00 for the third vesting tranche, and will be no more than 2.00 for the fourth and final vesting tranche. In February 2018, pursuant to the terms set forth in our partnership agreement, the third vesting tranche of 38,750 Class A units vested. We determined that, upon conversion, each vested Class A unit would receive one common unit based upon our distributions paid for the four preceding quarters. As a result, 38,750 Class A units were converted into 38,750 common units.
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
Pursuant to the terms of the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan, which we refer to as the A/R LTIP, the phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 437,262 vested during 2018, of which 246,594 were converted into our common units after 117,351 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 19. Unit Based Compensation.
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.2875 per unit ($1.15 per unit on an annualized basis) on all of our units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis. The amount of distributions we pay under our cash distribution policy and the decision to make any distributions are determined by our general partner.
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

19. UNIT BASED COMPENSATION
Class A units
As provided for in our partnership agreement, we granted 250,000 non-voting Class A units to certain executive officers and other key employees of our general partner who provide services to us, of which 38,750, 82,500 and 138,750 were outstanding as of December 31, 2018, 2017 and 2016, respectively. In February 2018, pursuant to the terms set forth in our partnership agreement, the third vesting tranche of 38,750 Class A units vested based upon our distributions paid for the four preceding quarters and were converted on a basis of one common unit for each class A unit. As a result we converted 38,750 class A units into 38,750 common units. The grant date average fair value of all Class A units was $25.71 per unit at December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
Class A units outstanding at beginning of period	82,500	138,750	185,000
Vested	(38,750)	(46,250)	(46,250)
Forfeited	(5,000)	(10,000)	—
Class A units outstanding at end of period	38,750	82,500	138,750
Our Class A units vest over a four year period if established distribution target thresholds are met each year of the four year vesting period. If distributions exceed the threshold by more than the target amount, the Class A units in that tranche vest and become convertible into more than one common unit (each Class A unit is convertible into a maximum number of additional common units of 1.25 to 2.0 times, depending on the tranche). The maximum number of common units available for issuance under the plan was 77,500 at December 31, 2018. Each of the Class A units have an accompanying distribution equivalent right, or DER, until they are forfeited, expire, or are terminated. However, distributions over the vesting period are not paid in arrears if the Class A units become convertible into more than one common unit.
We measure the compensation cost associated with the Class A units based on the fair value at the October 15, 2014 effective date of the grant. We determined the fair value of our Class A units at the grant date to be $25.71 per Class A unit based on the market price of the underlying common units on the date of our IPO, adjusted for vesting probabilities associated with the performance-based vesting requirements and the present value of the expected distributions. We assumed distribution rates ranging from $0.24375 per quarter to $0.4905 per quarter during the vesting period which we discounted assuming a 13% annual cost of equity. For the years ended December 31, 2018 and 2017, we revised our assumptions regarding the vesting probabilities associated with the performance-based vesting requirements to reflect our current expectations regarding future quarterly distribution rates.

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
We estimated the expense for each tranche as the number of unit equity awards, multiplied by the per unit grant date fair value of those awards less actual forfeitures in the probable vesting scenario for each tranche (equaling the applicable conversion multiple times the value of the unit excluding the expected distributions paid over the vesting period (the common unit price at October 15, 2014, less the present value of the expected distributions) plus the present value of the expected distributions for any tranches that vest). The estimated fair value of our Class A units is amortized over the four-year vesting period using the straight-line method. The Class A unit awards will convert into our common units upon vesting. We recognized approximately $0.3 million, $0.2 million and $1.0 million as compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively, related to the Class A units granted, which costs are included in “Selling, general and administrative” in our consolidated statements of income.
Each holder of a Class A unit is entitled to nonforfeitable cash distributions equal to the product of the number of Class A units outstanding for the participant and the cash distribution per unit paid to our common unitholders. These distributions are included in “Distributions” as presented in our consolidated statements of cash flows and our consolidated statements of partners’ capital. However, any distributions paid on Class A units that are forfeited are reclassified to unit based compensation expense when we determine that the Class A units are not expected to vest. We recognized compensation expense of $15 thousand and $30 thousand for the years ended December 31, 2018 and 2017, respectively, for distributions paid on Class A units that were forfeited. We had no compensation expense recognized for distributions paid on Class A units that were not expected to vest for the year ended December 31, 2016.
Long-term Incentive Plan
In connection with the completion of our initial public offering in 2014, our general partner adopted the USD Partners LP 2014 Long-Term Incentive Plan, or the LTIP. The total number of our Phantom Units initially authorized for issuance under the LTIP was 1,654,167, which amount was subsequently increased to 3,654,167 Phantom Units pursuant to the A/R LTIP that became effective November 16, 2017. In 2018, 2017 and 2016, the board of directors of our general partner, acting in its capacity as the general partner, approved grants of 553,940, 695,099 and 576,373 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under the A/R LTIP and the LTIP. At December 31, 2018, we had 1,838,546 Phantom Units remaining available for issuance. The Phantom Units are subject to all of the terms and conditions of the A/R LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount based on an allocation formula which included a percentage multiplier of the grantee’s base salary, among other factors, converted to a number of units based on the closing price of one of our common units preceding the grant date, as quoted on the NYSE.
Phantom unit awards generally represent rights to receive our common units upon vesting. However, with respect to the awards granted to directors and employees of our general partner and its affiliates domiciled in Canada, for each Phantom Unit that vests, a participant is entitled to receive cash for an amount equivalent to the closing market price of one of our common units on the vesting date. Each Phantom Unit granted under the Award Agreements includes an accompanying DER, which entitles each participant to receive payments at a per unit rate equal in amount to the per unit rate for any distributions we make with respect to our common units. The Award Agreements granted to employees of our general partner and its affiliates generally contemplate that the individual grants of Phantom Units will vest in four equal annual installments based on the grantee’s continued employment through the vesting dates specified in the Award Agreements, subject to acceleration upon the grantee’s death or disability, or involuntary termination in connection with a change in control of the Partnership or our general partner. Awards to independent directors of the board of our general partner and an independent consultant typically vest over a one-year period following the grant date.

The following table presents the award activity for our Equity-classified Phantom Units:

	Independent Director and Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom unit awards at December 31, 2015	24,045	349,976	$12.75
Granted	64,830	472,912	$6.41
Vested	(24,045)	(87,500)	$12.66
Forfeited	—	(4,580)	$7.29
Phantom unit awards at December 31, 2016	64,830	730,808	$8.51
Granted	24,999	641,955	$12.78
Vested	(64,830)	(204,831)	$8.48
Forfeited	—	(56,083)	$10.94
Phantom unit awards at December 31, 2017	24,999	1,111,849	$10.90
Granted	34,611	487,839	$11.54
Vested	(24,999)	(412,263)	$10.89
Forfeited	—	(56,740)	$11.07
Phantom unit awards at December 31, 2018	34,611	1,130,685	$11.19

The following table presents the award activity for our Liability-classified Phantom Units:

	Independent Director and Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom unit awards at December 31, 2015	10,256	13,276	$12.78
Granted	21,610	17,021	$6.39
Vested (1)(2)	(10,256)	(8,682)	$11.34
Phantom unit awards at December 31, 2016	21,610	21,615	$7.70
Granted	8,333	19,812	$12.80
Vested (1)(2)	(21,610)	(13,633)	$6.29
Phantom unit awards at December 31, 2017	8,333	27,794	$11.29
Granted	11,348	20,142	$11.55
Vested (1)(2)	(8,333)	(18,671)	$11.55
Phantom unit awards at December 31, 2018	11,348	29,265	$11.98

(1)
Phantom Units granted to employees domiciled in Canada vested on December 31, 2018, 2017 and 2016 at the closing price for our common units as quoted on the NYSE. We paid $195 thousand, $153 thousand and $137 thousand, respectively, for Phantom Units granted to employees domiciled in Canada that vested on December 31, 2018, 2017 and 2016.

(2)
Phantom Unit grants to Directors and independent consultants domiciled in Canada vested on February 16, 2018, February 25, 2017 and February 16, 2016, at the closing price for our common units as quoted on the NYSE, resulting in our payment of $96 thousand, $277 thousand and $64 thousand, respectively, for the vested Phantom Units.

The total fair value of all Phantom Units that vested in 2018, 2017 and 2016 was approximately $5.3 million, $4.0 million, and $0.9 million, respectively, which included approximately $291 thousand, $430 thousand, and $201 thousand respectively, of Canadian unit-based liabilities.

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

For the years ended December 31, 2018, 2017 and 2016, we recognized approximately $6.1 million, $3.9 million and $3.1 million, respectively, of compensation expense associated with outstanding Phantom Units. As of December 31, 2018, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling approximately $9.1 million, which we expect to recognize over a weighted average period of 2.48 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.

We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Equity-classified Phantom Units (1)	$1,712	$1,439	$868
Liability-classified Phantom Units	76	65	56
Total	$1,788	$1,504	$924

(1)
We reclassified approximately $84 thousand, $64 thousand and $3 thousand for the years ended December 31, 2018, 2017 and 2016, respectively, to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited.

20. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cash paid (received) for income taxes	$814	$(1,250)	$845
Cash paid for interest	$10,038	$9,754	$8,722

The following table provides supplemental information for the item labeled “Other” in the “Net cash provided by operating activities” section of our consolidated statements of cash flows:

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Loss associated with disposal of assets	$73	$18	$—
Amortization of deferred financing costs	$866	$861	$861
	$939	$879	$861

Non-cash Capital Contribution
In July 2018, our general partner made a $3.4 million non-cash capital contribution of tangible property to us, representing a non-cash investing and financing activity for cash flow purposes. Refer to Note 12. Transactions with Related Parties for additional discussion of the non-cash contribution.

21. SUBSEQUENT EVENTS
Distribution to Partners
On January 31, 2019, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.36 per unit, or $1.44 per unit on an annualized basis, for the three months ended December 31, 2018. The distribution represents an increase of $0.0025 per unit or 0.7% over the prior quarter distribution per unit, and is 25.2% over our minimum quarterly distribution per unit. We paid the distribution on February 19, 2019, to unitholders of record at the close of business on February 11, 2019. We paid $5.3 million to our public common unitholders, $14 thousand to the Class A unitholders, an aggregate of $4.2 million to USDG as the holder of our common units and our subordinated units and $285 thousand to USD Partners GP LLC for its general partner interest and as holder of the IDR.
Long-term Incentive Plan
In February and March of 2019, awards of 461,154 Phantom Units vested. The following table provides details of these vested awards:

	Phantom Units Vested	Common Units Issued (1)	Cash Paid (2) (in thousands)
U.S. domiciled directors and independent consultants	34,611	34,611	$—
U.S. domiciled employee	415,195	271,397	—
Canadian domiciled directors and independent consultants	11,348	—	129
	461,154	306,008	$129

(1)
Upon vesting, one common unit is issued for each equity classified Phantom Unit that vests. Employees have the option of using a portion of their vested Phantom Units to satisfy any tax liability resulting from the vesting and as a result, the actual number of common units issued may be less than the number of Phantom Units that vest.

(2)	Each Liability-classified Phantom Unit that vests is redeemed in cash for an amount equivalent to the closing market price of one of our common units on the vesting date, which was $11.37.
In February 2019, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner approved the grant of 633,637 Phantom Units to directors and employees of our general partner and its affiliates under the A/R LTIP. The Phantom Units are subject to all of the terms and conditions of the A/R LTIP and the Phantom Unit award agreements, or the Award Agreements. Following the February and March 2019 Phantom Unit award activity, we have approximately 1,381,649 Phantom Units available for grant pursuant to the A/R LTIP. Phantom unit awards generally represent rights to receive our common units or, with respect to awards granted to individuals domiciled in Canada, cash equal to the fair value of our common units upon vesting. The Award Agreements granted to employees of our general partner generally vest in four equal annual installments. Awards to independent directors of the board of our general partner vest over a one year period following the grant date.
Vesting of Class A units
On February 20, 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final tranche of Class A units vested. We determined the Class A unit conversion amount to be one of our common units for each vested Class A unit based upon our distributions paid for the four preceding quarters. As a result, 38,750 Class A units were converted into 38,750 common units.

Subordinated Units Conversion
On February 20, 2019, pursuant to the terms set forth in our partnership agreement, we converted the fourth subordinated unit tranche of 2,092,709 subordinated units into our common units upon satisfaction of the conditions established for conversion.
Revolving Credit Facility Activity
Subsequent to December 31, 2018, we borrowed an additional $9.0 million and repaid $6.0 million under the terms of our existing $385 million Revolving Credit Facility. Our borrowings under the Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 1.00% to 2.00%, or at LIBOR or a comparable or successor rate plus an applicable margin ranging from 2.00% to 3.00%. The Credit Agreement provides for borrowings of up to $385 million, expandable to $500 million, and expires on November 2, 2022. Subsequent to this activity, we had amounts outstanding of $212.0 million under the Revolving Credit Facility.

22. QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth
	(in thousands, except per unit amounts)
2018 Quarters
Operating revenue	$29,733	$29,577	$29,586	$30,330
Operating expense	$22,719	$21,330	$21,764	$23,964
Operating income	$7,014	$8,247	$7,822	$6,366
Net income	$6,600	$6,712	$5,928	$1,892
Net income attributable to limited partner ownership interests in USD Partners LP	$6,399	$6,499	$5,719	$1,739
Net income per limited partner unit, basic and diluted	$0.24	$0.25	$0.21	$0.07

2017 Quarters
Operating revenue	$27,855	$27,083	$27,004	$26,863
Operating expense (1)	$18,819	$17,967	$19,788	$22,753
Operating income	$9,036	$9,116	$7,216	$4,110
Net income	$5,063	$8,641	$5,275	$2,352
Net income attributable to limited partner ownership interests in USD Partners LP	$4,947	$8,441	$5,127	$2,235
Net income per limited partner unit, basic and diluted	$0.22	$0.36	$0.20	$0.08

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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018, with the participation of our principal executive officer and principal financial officer, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2018.

ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
This Annual Report does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting because Section 103 of the Jumpstart Our Business Startups Act of 2012 provides that an emerging growth company (“EGC”) is not required to provide an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We did not make any changes in our internal control over financial reporting during the three months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Dan Borgen	57	Chairman of the Board, Chief Executive Officer and President
Josh Ruple	38	Senior Vice President, Chief Operating Officer
Adam Altsuler	45	Senior Vice President, Chief Financial Officer
Jay Stanford	55	Vice President, Chief Accounting Officer
Keith Benson	46	General Counsel
Schuyler Coppedge	45	Director
Mike Curry	65	Director
Douglas Kimmelman	58	Director
Thomas Lane	62	Director
Jane O’Hagan	55	Director
Brad Sanders	61	Director
Stacy Smith	50	Director
Jeff Wood	48	Director

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
Jay Stanford. Mr. Stanford has been the Vice President and Chief Accounting Officer of our general partner since January 1, 2018 and is responsible for overseeing the accounting and financial reporting functions in support of our Sponsor and the Partnership. Mr. Stanford served as Senior Director, Accounting and Financial Reporting of the Partnership since July 2017 and as Director, Financial Reporting for the General Partner from November 2014 through July 2017, with responsibility for overseeing the accounting and SEC reporting functions of the Partnership. From January 2005 through November 2014, Mr. Stanford held various management level positions with Enbridge Energy Company, Inc., the general partner of Enbridge Energy Partners, L.P., a master limited partnership that was headquartered in Houston, Texas, with responsibility for accounting and finance functions including: financial reporting, technical accounting, strategic planning, budgeting and forecasting, among other duties. Mr. Stanford has also held similar positions with responsibility for financial accounting and reporting activities with other public and private companies and began his career with KPMG LLP, where he served clients for five years in the banking and healthcare industries. Mr. Stanford is a Certified Public Accountant and Certified Global Management Accountant, a two time graduate of Texas Tech University where he received BBAs in Finance and Accounting and an active member of the American Institute of Certified Public Accountants.
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
Schuyler Coppedge.    Mr. Coppedge has been a member of the board of Directors of our general partner since September 2016. Mr. Coppedge is a Partner at Energy Capital Partners and a member of the Investment Committee and Compliance/ESG Committee. He is involved in all areas of the firm’s investment activities, with a particular emphasis on renewable and fossil generation and environmental and oil field services. Mr. Coppedge also serves on the boards of CIG Logistics, Cormetech Inc., and Terra-Gen, LLC. Mr. Coppedge previously served on the board of ProPetro Holding Corp., and prior to realization, served on the board of FirstLight Power Enterprises, Inc. Prior to joining Energy Capital Partners in 2005, Mr. Coppedge spent over six years at JP Morgan in New York and London in the firm’s Energy Investment Banking Division. At JP Morgan, Mr. Coppedge was involved in numerous financing and merger and acquisition transactions across various business segments of the energy sector. Mr. Coppedge received a B.A. from Middlebury College and an M.B.A. from the Wharton School at the University of Pennsylvania.
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
Douglas Kimmelman.    Mr. Kimmelman has been a member of the board of directors of our general partner since October 2014. Mr. Kimmelman established Energy Capital Partners in April 2005 and serves as its Senior Partner. Mr. Kimmelman also currently serves on the boards of Calpine Corporation, Sunnova Energy Corp., and NESCO Holdings LP. Prior to realization, he served on the board of CE2 Carbon Capital, LLC. He is a member of ECP’s Management Committee and Investment Committee. Prior to founding Energy Capital Partners, Mr. Kimmelman spent 22 years with Goldman Sachs, starting in 1983 in the firm’s Pipeline and Utilities Department within the Investment Banking Division. He was named a General Partner of the firm in 1996 and remained exclusively focused on the energy and utility sectors in the Investment Banking Division until 2002 when he transferred to the firm’s J. Aron commodity group to help form a new business for the firm in becoming an intermediary in electricity trading markets. Mr. Kimmelman was instrumental in developing the Constellation Power Source concept as the initial entry point for Goldman Sachs as a principal into electricity markets. Mr. Kimmelman also played a leadership role at Goldman Sachs in building a principal investing business in power generation and related energy assets. Mr. Kimmelman received a B.A. in Economics from Stanford University and an M.B.A. from the Wharton School at the University of Pennsylvania.
Thomas Lane.     Mr. Lane has been a member of the board of directors of our general partner since October 2014. Mr. Lane is a Vice Chairman of Energy Capital Partners. He previously served as a Partner of the firm from its inception through the end of 2016, during which time he was responsible for establishing and executing on our midstream strategy. As Vice Chairman, Mr. Lane leverages his relationships to source investment opportunities for the firm. Mr. Lane also serves on the boards of Summit Midstream Partners, LLC, Summit Midstream Partners, L.P. and Sendero Midstream Partners, LP. Prior to joining Energy Capital Partners in 2005, Mr. Lane worked for 17 years in the Investment Banking Division at Goldman Sachs. As a Managing Director at Goldman Sachs, Mr. Lane had senior-level coverage responsibility for electric and gas utilities, independent power companies and merchant energy companies throughout the United States. Mr. Lane has extensive experience in financing and merger related transactions and helped to source a number of Goldman Sachs’ principal investments within the energy sector. He has testified before the House Energy Subcommittee on energy related matters. Mr. Lane received a B.A. in Economics from Wheaton College and an M.B.A. from the University of Chicago.
Jane O’Hagan, ICD.D.    Ms. O’Hagan has been a member of the board of directors of our general partner since October 2014. Ms. O’Hagan is an independent director of our general partner and serves as Chairman of our conflicts committee and as a member of our audit committee. She also serves as a Director of Descartes Systems Group and of Pinnacle Renewable Energy. Ms. O’Hagan is a former railway executive and held several management positions at Canadian Pacific Railroad, most recently as the Chief Marketing Officer and Executive Vice President from 2011 to 2014. Ms. O’Hagan served as the Senior Vice President of Marketing and Sales from 2010 to 2011, Senior Vice President of Strategy & Yield from 2008 to 2009, Vice President of Strategy and External Affairs from 2005 to 2008, Vice President of Strategy Research and New Market Development from 2003 to 2005 and Assistant Vice President, Strategy and

Research from 2002 to 2003. Ms. O’Hagan holds a bachelor of arts (hons.) and a bachelor of administrative and commercial studies from the University of Western Ontario. Ms. O’Hagan is also a holder of the Director designation from the Institute of Corporate Directors, which she achieved in June 2016, and earned the CERT Certificate in Cybersecurity Oversight from the National Association of Corporate Directors in March 2018.
Brad Sanders.    Mr. Sanders has been a member of the board of directors of our general partner since October 2014. Mr. Sanders joined USD as Executive Vice President, Head of Market Strategy for USD in May 2014 and became Executive Vice President, Chief Commercial Officer in October 2014. Mr. Sanders’ main focus at USD is working with the leadership team to identify, develop and execute strategic commercial and market opportunities. Prior to USD, Mr. Sanders spent 32 years at Koch Industries where he was primarily responsible for building and managing several of Koch’s global trading businesses, including businesses in the crude oil, NGLs, distillates, gasoline and gasoline components, and plastics value chains. He is a 1979 graduate of the University of Kansas with a degree in business. He is a current Trustee for KU Endowment and a current member of the KU Endowment Investment Committee. Mr. Sanders provides the board with strategic planning and business development leadership and expertise in the energy industry.
Stacy Smith. Mr. Smith has been a member of the board of directors of our general partner since October 2015. Mr. Smith co-founded in February 2013 and remains a partner of Trinity Investment Group, a firm which invests in private equity transactions, public equity securities and other assets. Since 2013, Mr. Smith has also served as partner of SCW Capital, LP, an equity hedge fund co-founded by Mr. Smith. In 1997, Mr. Smith co-founded Walker Smith Capital, a Dallas-based small- and mid-cap equity hedge fund, where he was a partner and served as a portfolio manager until December 2012. Mr. Smith currently serves on the boards of directors of Independent Bank Group, a bank holding company, to which he was elected in February 2013, and WhiteHorse Finance, Inc., an externally managed, non-diversified, closed-end management investment company, to which he was elected in August 2015. Mr. Smith received a bachelor of business administration in finance and accounting from the University of Texas at Austin. Mr. Smith brings extensive experience in finance and corporate governance to the board of directors of our general partner in addition to his knowledge of the energy and financial institution industries.
Jeff Wood. Mr. Wood has been a member of the board of directors of our general partner since January 2015 and serves as chairman of the audit committee and as a member of the conflicts committee. Mr. Wood currently serves as the President and Chief Financial Officer of Black Stone Minerals, L.P., a publicly traded master limited partnership (MLP) and one of the largest oil and natural gas mineral and royalty companies in the United States. Previously, Mr. Wood served as Executive Vice President and Chief Financial Officer of Siluria Technologies, Inc., a leading innovator of process technologies for the energy and petrochemical industries. Before joining Siluria, Mr. Wood served as Senior Vice President and Chief Financial Officer of Eagle Rock Energy Partners, LP, a publicly traded MLP, from 2009 through 2014. Prior to that, Mr. Wood was one of the founding principals of the Lehman Brothers’ MLP Investment Fund, which focused on direct investments in the MLP sector. He also spent 10 years with the Natural Resources Investment Banking team at Lehman Brothers where he primarily focused on MLP transactions. Mr. Wood began his career at Price Waterhouse in its audit and compliance practice.
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our general partner’s officers, directors and greater than 10% unitholders under Section 16(a) were satisfied during the year ended December 31, 2018.
CODE OF BUSINESS CONDUCT AND ETHICS AND CORPORATE GOVERNANCE GUIDELINES
We have adopted a Code of Business Conduct and Ethics applicable to the directors and senior officers of our general partner including the principal executive officer, principal financial officer and principal accounting officer of USD Partners GP LLC. A copy of the Code of Business Conduct and Ethics is available on our website at www.usdpartners.com. We intend to post on our website any amendments to or waivers of our Code of Business Conduct and Ethics, within four business days following the date of the amendment or waiver, and we intend to satisfy any disclosure requirements that may arise under Form 8-K relating to this information through such postings. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o USD Partners GP LLC, 811 Main Street, Suite 2800, Houston, Texas 77002.
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
Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2018, for filing with the SEC.
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
As a “smaller reporting company,” or SRC, and an “emerging growth company,” or EGC, as defined under the Securities Exchange Act of 1934, as amended, Rule 12b-2, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to SRCs and EGCs. This executive compensation disclosure provides an overview of the executive compensation paid to the named executive officers, or NEOs, identified below for their services to us in 2018. For 2018, we determined the NEOs to be as follows:

•	Dan Borgen, Principal Executive Officer and Director;

•	Adam Altsuler, Senior Vice President and Chief Financial Officer; and

•	Keith Benson, General Counsel
For 2018 and all prior periods, all of the individuals who served as executive officers of our business were employed by USD or its affiliates other than us and, in addition to their responsibilities related to our business, also performed services for USD that were unrelated to us. Except with respect to our Class A units and with respect to awards granted under our A/R LTIP all responsibility and authority for compensation-related decisions for the NEOs remains with USD and its affiliates, and such decisions are not subject to any approval by us, our general partner’s board of directors or any committees thereof. Other than the Class A units or awards granted under the A/R LTIP, USD and its affiliates have the ultimate decision-making authority with respect to the total compensation of their and their subsidiaries’ executive officers and their employees. We incur a fixed annual cash charge for the services rendered to us and our general partner by the NEO’s, the amount of which is set forth under the terms of the omnibus agreement. We also reimburse USD and its affiliates a separate amount in respect of the salaries and matching contributions associated with 401(k) deferrals of our NEOs based upon the percentage of time that an NEO estimates is devoted to us and our subsidiaries for a given year. Compensation related to awards granted under the LTIP are presented in the summary compensation table below at the fair value of the units on the grant date, although for financial reporting purposes, such amounts are recognized as compensation expense ratably over the vesting period, typically a four-year period.
Summary Compensation Table
The following table summarizes total compensation for services rendered to us by the NEOs during 2018 and 2017. All of our NEOs provide services to both us and USD and its affiliates other than us. Cash amounts paid for services to us (which amounts are shown in the “Salary” column of the table below) include the fixed fees that we pay to USD for the services of each of the NEOs under the terms of the omnibus agreement as well as the portion of the base salary that is separately allocated to us and reimbursed by us to USD. The NEOs also received other compensation from USD for services unrelated to us.

SUMMARY COMPENSATION TABLE

Name and Principal Position		Salary (1)	Unit Awards (2)	Total
	Year	($)	($)	($)
Dan Borgen	2018	380,700	1,224,219	1,604,919
Principal Executive Officer and Director	2017	352,500	1,188,006	1,540,506
Adam Altsuler	2018	333,000	384,072	717,072
Senior Vice President and Chief Financial Officer	2017	303,955	314,816	618,771
Keith Benson	2018	260,313	246,546	506,859
General Counsel	2017	260,313	392,704	653,017

(1)
The amounts presented reflect the portion of the fixed fee and variable amounts that we pay to USD for the NEOs’ services under Schedule C of the Omnibus Agreement and as otherwise set forth under the terms of the omnibus agreement, as well as the portion of the base salary that is separately allocated to us and reimbursed by us to USD.

(2)
The amounts presented for 2018 and 2017 represent the grant date fair value of phantom unit awards granted pursuant to our A/R LTIP. Each Phantom Unit is the economic equivalent of one of our common units. Awards vest in four equal annual installments commencing on the one-year anniversary of the issuance date, subject to vesting acceleration in certain circumstances as discussed below under the heading “Potential Payments Upon Termination or Change in Control.” The value attributed to each Phantom Unit is $11.55 for the phantom unit awards granted in 2018 and $12.80 for the phantom unit awards granted in 2017, in each case representing the closing price of our common units as stated on the NYSE on February 16, 2018 and February 24, 2017, respectively. For additional information about our phantom unit awards and the A/R LTIP, refer to the discussion below as well as the discussion included in Note 19. Unit Based Compensation of our financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report.

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
Our general partner’s board of directors has adopted the A/R LTIP on our behalf. Substantially all officers, employees, consultants and directors of our general partner and its affiliates who contribute to our business are eligible to receive awards under the A/R LTIP. Awards under the A/R LTIP are approved by our general partner’s board of directors. Our general partner’s board of directors has granted awards of Phantom Units pursuant to the A/R LTIP, which represent the right to receive our common units or, in the discretion of the board, cash payments based on the value of our common units. The following table sets forth the Phantom Units granted to our NEOs for the respective year:

Name	Year	Phantom Unit Award
Dan Borgen	2018	105,993
	2017	92,813
Adam Altsuler	2018	33,253
	2017	24,595
Keith Benson	2018	21,346
	2017	30,680
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
The Class A units convert into our common units upon vesting. The number of common units into which the Class A units will convert upon vesting is tied to the level of our distribution growth for the applicable year. If the Class A units in a Class A Vesting Tranche vest, but we grow our annualized distribution by less than 10%, the Class A units in that Class A Vesting Tranche will convert into common units one-for-one. If we grow our annualized distribution by 10% or more, the Class A units in that Class A Vesting Tranche will convert into common units based on a conversion factor of 1.25 for the first Class A Vesting Tranche, 1.5 for the second Class A Vesting Tranche, 1.75 for the third Class A Vesting Tranche and 2.0 for the last Class A Vesting Tranche. In February 2016, 2017 and 2018, the first, second and third Class A Vesting Tranches vested and were converted into common units on a one-for-one basis for 2018 and 2017 and a one and a half-for-one basis for 2016.
Outstanding Equity Awards at Fiscal Year-End 2018
The following table shows outstanding equity awards for our NEOs. All values are shown as of December 31, 2018.

	Unit Awards
	Phantom Units		Class A units
Name	Number of shares or units of stock that have not vested (1)(#)	Market value of shares or units of stock that have not vested (2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (3)(#)	Equity Incentive Plan Awards: Market or Payout of Value of Unearned Shares, Units or Other Rights That Have Not Vested (2)($)
Dan Borgen	213,053	2,226,404	13,750	143,688
Adam Altsuler	62,505	653,177	5,000	52,250
Keith Benson	65,971	689,397	—	—

(1)
The Phantom Units were granted in February 2015, 2016, 2017 and 2018 for Messrs. Borgen and Altsuler and March 2015, and February 2016, 2017 and 2018 for Mr. Benson. Each Phantom Unit represents the economic equivalent of one of our common units, and awards vest in four equal annual installments commencing on approximately the one-year anniversary of the issuance date, subject to continued employment. Refer to the discussion included in Note 19. Unit Based Compensation of our financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report.

(2)
The value is based on the closing market price of a common unit on December 31, 2018, the last trading day for 2018, of $10.45 per unit. The amounts shown for the Class A units assume that the Class A units would convert into our common units at a ratio of one-for-one.

(3)
The Class A units were granted on August 18, 2014, and vest in four equal annual installments (with the first installment having vested on February 22, 2016, the second installment having vested on February 21, 2017, and the third installment having vested on February 20, 2018, representing the first business day following the payment of our regular quarterly distribution in respect of the calendar quarter ended December 31, 2016, 2017 and 2018, respectively), subject to continued employment and to us achieving the distribution growth required for the applicable tranche to vest. For additional information, please refer to the discussion above under the heading “Class A Unit Awards” and the discussion included in Note 19. Unit Based Compensation of our financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report.

Potential Payments Upon Termination or Change in Control
None of our NEOs have entered into any employment, severance or similar agreements in relation to their services to us or our general partner and, except with respect to the Class A units and Phantom Units issued pursuant to our A/R LTIP, as of December 31, 2018, there were no arrangements pursuant to which our NEOs would receive any payments or benefits in connection with a change in control of us.
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
The phantom unit awards granted pursuant to the A/R LTIP generally contemplate that the individual grants of Phantom Units will vest in four equal annual installments based on the grantee’s continued employment through the vesting dates, subject to acceleration upon (i) the grantee’s death or disability, (ii) upon a change in control of the Partnership or our general partner that also results in the grantee’s involuntary termination, or (iii) upon termination of the grantee’s service without cause (as defined in the A/R LTIP) or resignation for good reason, in either case following a change in control of the Partnership or our general partner. The board of directors of our general partner may also accelerate the vesting of the Phantom Units in its discretion within 60 days following the grantee’s termination for any reason other than cause.
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
2018 Director Compensation Table
As a partnership, we are managed by our general partner. The members of the board of directors of our general partner perform for us the functions of a board of directors of a business corporation. Our general partner has implemented a director compensation policy for members of the board of directors who are not officers, employees or paid consultants or advisors of us or our general partner or USD or Energy Capital Partners. We are allocated 100% of the director compensation of such board members. Such directors are expected to receive an annual compensation package valued at approximately $200,000. For 2018, approximately one-third of this amount was paid in the form of a cash retainer and the remaining two-thirds was provided in the form of a unit based award (with distribution equivalent rights) under the A/R LTIP. The Phantom Units (with distribution equivalent rights) granted to the directors are subject to the same terms and conditions, including vesting acceleration, as the grants to our NEOs, except the awards vest over a one-year period (instead of a four-year period) following the grant date. Such directors also receive reimbursement for out-of-pocket expenses associated with attending board or committee meetings and director and officer liability insurance coverage. Officers, employees or paid consultants or advisors of us or our general partner or its affiliates who also serve as directors do not receive additional compensation for their service as directors. All directors are indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law and are reimbursed for all expenses incurred in attending to his or her duties as a director.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash (1) ($)	Unit Awards (2) ($)	Total (3) ($)
Jane O’Hagan	66,667	131,069	197,736
Stacy Smith	66,667	131,069	197,736
Jeff Wood	66,667	131,069	197,736

(1)	The amounts reflected in this column represent the director cash retainer payments made during 2018.

(2)
Each of Ms. O’Hagan, Mr. Smith and Mr. Wood were granted 11,348 phantom unit awards on February 16, 2018, pursuant to our A/R LTIP, with a fair value of $11.55 per unit, which amount is based on the closing price of one of our common units on the day of the grant. At December 31, 2018, Ms. O’Hagan, Mr. Smith and Mr. Wood each held 11,348 Phantom Units. Each of the Phantom Units granted will vest in total on approximately the one-year anniversary of the grant date.

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
The following tables set forth information with respect to persons known to us to be the beneficial owners of more than 5% of any class of our units, and NEOs, directors and executive officers of USD Partners GP LLC as a group. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. The percentage of units beneficially owned is based on a total of 24,408,073 common units and 2,092,709 subordinated units outstanding. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 4, 2019, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table sets forth information as of March 4, 2019, with respect to persons, other than the NEOs, directors and executive officers of USD Partners GP LLC as a group, known to us to be the beneficial owners of more than 5% of any class of our units:

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Total Common Units and Subordinated Units Beneficially Owned
US Development Group, LLC (2)	9,464,381	2,092,709	43.6%
USD Holdings LLC (3)	4,306,293	952,183	19.8%
ECP ControlCo, LLC (4)	4,656,475	1,029,613	21.5%
Advisory Research, Inc. (5)	1,864,067	—	7.0%

(1) Unless otherwise indicated, the address for each beneficial owner is 811 Main Street, Suite 2800, Houston, Texas 77002.
(2) USD, through its 100% ownership of USD Group LLC (which owns 100% of our general partner), is the indirect owner of 9,464,381 common units, 2,092,709 subordinated units and 461,136 general partner units. USD is the parent company of USD Group LLC who holds the common units and subordinated units directly and is the sole owner of the member interests of our general partner. USD Group LLC is managed by USD. USD is managed by a seven person board of directors that includes Dan Borgen, Mike Curry, James Hutson-Wiley, Schuyler Coppedge, Douglas Kimmelman, Thomas Lane and Alan Crown. The board of directors of USD exercises voting and dispositive power over the units held by USD Group LLC, and acts by majority vote. Please read Item 13. Certain Relationships and Related Transactions, and Director Independence. Messrs. Borgen, Coppedge, Curry, Hutson-Wiley, Kimmelman, Lane and Crown are thus not deemed to have beneficial ownership of the units owned by USD Group LLC.

(3)
USD Holdings, LLC is a 45.5% member of USD and may therefore be deemed to indirectly beneficially own 4,306,293 common units, 952,183 subordinated units and 209,817 general partner units held by USD. As holders of a 45.5% voting interest of USD, USD Holdings, LLC is entitled to elect three directors of USD. USD Holdings LLC is managed by its managers, Mike Curry, Dan Borgen and James Hutson-Wiley. Neither Messrs. Curry, Borgen nor Hutson-Wiley are deemed to beneficially own, and they disclaim beneficial ownership of, any common units or subordinated units beneficially owned by our general partner or USD.

(4)
Energy Capital Partners III, LP, Energy Capital Partners III-A, LP, Energy Capital Partners III-B (USD IP), LP, and Energy Capital Partners III-C (USD IP), LP (collectively, the “ECP Funds”) are members of USD, collectively holding a 49.2% interest in USD, and may therefore be deemed to indirectly beneficially own 4,656,475 common units, 1,029,613 subordinated units and 226,879 general partner units held by USD. ECP ControlCo, LLC (“ECP ControlCo”) is the managing member of Energy Capital Partners III, LLC (“ECP”), which is the general partner of Energy Capital Partners GP III, LP (“ECP GP”), which is the general partner of each of the ECP Funds, and, as such, each of ECP Control Co, ECP GP and ECP may be deemed to beneficially own the units beneficially owned by the ECP Funds. Douglas Kimmelman, Thomas Lane, Andrew Singer, Peter Labbat, Tyler Reeder and Rahman D’Argenio are the managing members of ECP ControlCo and share the power to vote and dispose of the securities beneficially owned by ECP Control Co. Each of Messrs. Kimmelman, Lane, Singer, Labbat, Reeder and D’Argenio disclaim any beneficial ownership of the units beneficially owned by ECP ControlCo. As holders of a 49.2% voting interest of USD, the ECP Funds are entitled to elect three directors of USD and have veto rights over certain actions by USD and its subsidiaries. Douglas Kimmelman, Thomas Lane and Schuyler Coppedge are each a member of the board of directors of our general partner as representatives of the ECP Funds. The business address for each of the entities and individuals listed in this footnote (other than USD) is 51 John F. Kennedy Parkway, Suite 200, Short Hills, New Jersey 07078.

(5)
Based solely on a Schedule 13G/A filed by Advisory Research, Inc. (“ARI”) on February 13, 2019. The Schedule 13G/A states that ARI has sole voting and dispositive power over 1,864,067 of the common units. The Schedule 13G/A states that ARI, a wholly-owned subsidiary of Piper Jaffray Companies and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of the 1,864,067 common units as a result of acting as investment adviser to various clients. The Schedule 13G/A states that Piper Jaffray Companies may be deemed to be the beneficial owner of these 1,864,067 common units through control of ARI. However, Piper Jaffray Companies disclaims beneficial ownership of such common units. The address of the ARI is 180 N Stetson Ave., Suite 5500, Chicago, IL 60601 and the address of Piper Jaffray Companies is 800 Nicollet Mall, Suite 800, Minneapolis, MN 55402.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS
The following table sets forth information as of March 4, 2019, with respect to each class of our units beneficially owned by the NEOs, directors and executive officers of USD Partners GP LLC as a group:

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Total Common Units and Subordinated Units Beneficially Owned
Dan Borgen (2)	210,491	*
Schuyler Coppedge	—	*
Mike Curry (3)	51,315	*
Douglas Kimmelman	50,000	*
Thomas Lane	50,000	*
Jane O’Hagan (4)	—	*
Brad Sanders (5)	255,708	*
Stacy Smith (6)	91,244	*
Jeff Wood (7)	52,847	*
Adam Altsuler (8)	48,764	*
Keith Benson (9)	36,365	*
All Directors and Executive Officers as a group (13 Persons) (10)	902,548	3.4%

*	Less than 1.0%.

(1)	Unless otherwise indicated, the address for each beneficial owner is 811 Main Street, Suite 2800, Houston, Texas 77002.

(2)
Excludes 261,535 Phantom Units granted under the A/R LTIP. The Phantom Units generally vest in equal annual installments over a four year service period commencing on the one year anniversary of the grant.

(3)
Excludes 62,965 Phantom Units granted under the A/R LTIP. The Phantom Units generally vest in equal annual installments over a four year service period commencing on the one year anniversary of the grant.

(4)	Excludes 12,177 Phantom Units granted under the A/R LTIP. The Phantom Units will vest on February 16, 2020.

(5)
Excludes 167,946 Phantom Units granted under the A/R LTIP. The Phantom Units generally vest in equal annual installments over a four year service period commencing on the one year anniversary of the grant.

(6)	Excludes 12,177 Phantom Units granted under the A/R LTIP. The Phantom Units will vest on February 16, 2020.

(7)	Excludes 12,177 Phantom Units granted under the A/R LTIP. The Phantom Units will vest on February 16, 2020.

(8)	Excludes 81,398 Phantom Units granted under the A/R LTIP. The Phantom Units vest in equal annual installments over a four year service period commencing on the one year anniversary of the grant.

(9)
Excludes 60,660 Phantom Units granted under the A/R LTIP. The Phantom Units generally vest in equal annual installments over a four-year service period commencing on the one-year anniversary of the grant.

(10)	Excludes 792,448 Phantom Units granted under the A/R LTIP.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table provides information as of December 31, 2018, with respect to common units that may be issued under the A/R LTIP:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)

Equity compensation plans approved by security holders	1,205,909	—	1,838,546
Equity compensation plans not approved by security holders	—	—	—
Total	1,205,909	—	1,838,546

(1)
Reflects the number of previously granted equity incentive awards, representing Phantom Units outstanding at December 31, 2018, issued pursuant to the A/R LTIP and includes 40,613 Phantom Units issued pursuant to the LTIP that upon vesting entitle the participant to receive cash for an amount equivalent to the closing market price for one of our common units on the vesting date multiplied by the number of vested Phantom Units.

(2)	Reflects the remaining equity incentive awards, representing Phantom Units that are convertible into common units available for issuance pursuant to the A/R LTIP.

Item 13. Certain Relationships and Related Transactions, and Director Independence
As of March 4, 2019, USD Group LLC owns 11,557,090 common units and subordinated units representing an aggregate 42.9% limited partner interest in us. In addition, as of March 4, 2019, our general partner owns 461,136 general partner units representing a 1.7% general partner interest in us.
CASH DISTRIBUTIONS
During the year ended December 31, 2018, we paid the following aggregate cash distributions to USDG as a holder of our common units and all of our subordinated units and to USD Partners GP LLC for their general partner interest.

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
February 1, 2018	February 12, 2018	February 16, 2018	$4,045	$238
April 26, 2018	May 7, 2018	May 11, 2018	4,074	249
July 27, 2018	August 7, 2018	August 14, 2018	4,103	261
October 25, 2018	November 6, 2018	November 14, 2018	4,132	272
			$16,354	$1,020
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

Omnibus Agreement Transactions
Pursuant to the omnibus agreement entered into by us with USD and USD Group LLC, we incurred charges of $7.6 million, which are recorded in “Selling, general and administrative — related party” in our consolidated statements of income.
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
Related Party Transactions with USD and affiliates
Marketing Services Agreement
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
Contribution of Capital at the Stroud Terminal
Pursuant to the Marketing Services Agreement discussed above, USDM provided a temporary steaming solution and constructed a permanent steaming solution at the Stroud terminal to alleviate operational railcar unloading issues that resulted from cold weather at the terminal. The construction of the steaming equipment was completed in July 2018 and contributed to us. The non-cash capital contribution that was valued at the original cost of constructing the asset, resulting in a $3.4 million increase in “Property and equipment” and the capital account of our general partner included in “General partner units” on our December 31, 2018 consolidated balance sheet. We did not issue additional general partner units in connection with this contribution.

Related Party Revenue and Deferred Revenue
We have agreements to provide terminalling and fleet services for USDM with respect to our Hardisty terminal and terminalling services with respect to our Stroud terminal, which also include reimbursement to us for certain out-of-pocket expenses we incur.
In connection with our acquisition of the Stroud terminal, USDM assumed the rights and obligations for additional terminalling capacity at our Hardisty terminal from another customer, effective as of June 1, 2017, to facilitate the origination of crude oil barrels by the Stroud terminal customer from our Hardisty terminal for delivery to the Stroud terminal. As a result of the assumption of these rights and obligations by USDM, and in order to accommodate the needs of the Stroud terminal customer, the contracted term for the capacity held by USDM has been extended to June 30, 2020. USDM controls approximately 25% of the available monthly capacity of the Hardisty terminal at December 31, 2018. The terms and conditions of these agreements are similar to the terms and conditions of agreements we have with other parties at the Hardisty terminal that are not related to us.
We also entered into a Marketing Services Agreement with USDM effective as of May 31, 2017, as discussed above, in connection with our acquisition of the Stroud terminal. Pursuant to the terms of the agreement, we receive a fixed amount per barrel from USDM in exchange for marketing the additional capacity available at the Stroud terminal. We also received revenue from additional terminalling services provided by our Hardisty terminal on behalf of USDM pursuant to the terms of its existing agreements with us. We include amounts received pursuant to this arrangement as revenue in the table below under “Terminalling services — related party.”
Our related party revenue from USD and affiliates are presented below in the following table for the indicated periods:

For the Year Ended December 31, 2018
(in thousands)
Terminalling services — related party	$22,149
Fleet leases — related party	3,935
Fleet services — related party	910
Freight and other reimbursables — related party	4
$26,998

Other Agreements with USD and Related Parties
Development Rights and Cooperation Agreement
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

•
our subsidiary will enter into such further agreements or instruments with or for the benefit of USD and any land owned by USD and will grant further rights in, on, over, across and under the property on which the Hardisty terminal is located to or for the benefit of USD and any land owned by USD, as USD may reasonably request in connection with certain development projects;

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

	For the year ended December 31,
	2018	2017
	(in millions)
Audit fees (1)	$0.6	$0.6
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$0.6	$0.6

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
Engagements for services provided by BDO are subject to pre-approval by the audit committee of the board of directors for USD Partners GP LLC. All services in 2018 were pre-approved by the audit committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:
(1)    Financial Statements.
The following financial statements and supplementary data are incorporated by reference in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

a.	Report of BDO USA, LLP, Independent Registered Public Accounting Firm.

b.	Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016.

c.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016.

d.	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.

e.	Consolidated Balance Sheets as of December 31, 2018 and 2017.

f.	Consolidated Statements of Partners’ Capital for the years ended December 31, 2018, 2017 and 2016.

g.	Notes to the Consolidated Financial Statements.
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

10.2#	USD Partners LP Amended and Restated 2014 Long-term Incentive Plan (incorporated by reference herein to Exhibit 10.4 to the Annual Report on 10-K (File No. 001-36674) filed on March 9, 2018).
10.3
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

10.5†
Services Agreement Between USD Terminals Canada ULC and USD Marketing LLC, effective July 7, 2014 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-1985) filed on August 29, 2014).

10.6
Facilities Connection Agreement Between USD Terminals Canada Inc. and Gibson Energy Partnership, dated June 4, 2013 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-1985) filed on September 22, 2014).

10.7*†	First Amendment to Facilities Connection Agreement between USD Terminals Canada ULC and Gibson Energy Partnership dated November 2, 2018.
10.8
Registration Rights Agreement between USD Partners LP and Cogent Energy Solutions, LLC dated November 17, 2015 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36674) filed on November 17, 2015).

10.9†
Marketing service agreement dated as of May 31, 2017 by and between USD Marketing LLC and Stroud Crude Terminal LLC. (incorporated by reference herein to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-36674) filed on August 8, 2017).

10.10
Amended and Restated Credit Agreement dated as of November 2, 2018, among USD Partners LP, USD Terminals Canada ULC, Citibank, N.A., as administrative agent, swing line lender, and L/C issuer, U.S. Bank National Association and Bank of Montreal as L/C issuers, and the other lenders party thereto. (incorporated by reference herein to Exhibit 10.1 to the current report on Form 8-K (File No 001-36674) filed on November 8, 2018).

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K (File No. 001-36674) filed on March 9, 2018.
23.1*	Consent of BDO USA, LLP.
24.1*	Powers of Attorney (included on the signature page to this Annual Report).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan arrangement required pursuant to Item 15(b) of Form 10-K.

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.

Copies of Exhibits may be obtained upon written request of any Unitholder to Investor Relations, USD Partners LP, 811 Main Street, Suite 2800, Houston, Texas 77002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	March 7, 2019	By:	/s/ Dan Borgen
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

Signature	Title	Date

/s/ Dan Borgen	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 7, 2019
Dan Borgen

/s/ Adam Altsuler	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 7, 2019
Adam Altsuler

/s/ Jay Stanford	Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 7, 2019
Jay Stanford

/s/ Schuyler Coppedge	Director	March 7, 2019
Schuyler Coppedge

/s/ Mike Curry	Director	March 7, 2019
Mike Curry

/s/ Douglas Kimmelman	Director	March 7, 2019
Douglas Kimmelman

/s/ Thomas Lane	Director	March 7, 2019
Thomas Lane

/s/ Jane O’Hagan	Director	March 7, 2019
Jane O’Hagan

/s/ Brad Sanders	Director	March 7, 2019
Brad Sanders

/s/ Stacy Smith	Director	March 7, 2019
Stacy Smith

/s/ Jeff Wood	Director	March 7, 2019
Jeff Wood