Form 10-Q
period 2019-06-30
USD Partners LP
filed 2019-08-06
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒
As of August 2, 2019 there were 24,411,280 common units, 2,092,709 subordinated units and 461,136 general partner units outstanding.

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
Cautionary Note Regarding Forward-Looking Statements
This Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in general economic conditions; (2) the effects of competition, in particular, by pipelines and other terminalling facilities; (3) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (4) the supply of, and demand for, terminalling services for crude oil and biofuels; (5) the price and availability of debt and equity financing; (6) actions by third parties, including customers, lenders and our sponsors; (7) hazards and operating risks that may not be covered fully by insurance; (8) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (9) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (10) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs; and (11) our ability to successfully identify and finance acquisitions and other growth opportunities. For additional factors that may affect our results, see “Item 1A. Risk Factors” included elsewhere in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which is available to the public over the Internet at the website of the U.S. Securities and Exchange Commission, or SEC, (www.sec.gov) and at our website (www.usdpartners.com).

i

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited; in thousands of US dollars, except per unit amounts)
Revenues
Terminalling services	$19,730	$22,511	$39,728	$44,516
Terminalling services — related party	5,525	5,003	11,163	9,699
Fleet leases — related party	983	983	1,967	1,967
Fleet services	51	81	108	425
Fleet services — related party	228	228	455	455
Freight and other reimbursables	298	769	701	2,244
Freight and other reimbursables — related party	—	2	61	4
Total revenues	26,815	29,577	54,183	59,310
Operating costs
Subcontracted rail services	3,699	3,311	7,264	6,373
Pipeline fees	4,902	5,118	9,963	10,842
Freight and other reimbursables	298	771	762	2,248
Operating and maintenance	2,510	2,498	5,721	4,854
Selling, general and administrative	2,722	2,455	5,199	5,449
Selling, general and administrative — related party	2,225	1,917	4,675	3,747
Depreciation and amortization	5,283	5,260	10,017	10,536
Total operating costs	21,639	21,330	43,601	44,049
Operating income	5,176	8,247	10,582	15,261
Interest expense	2,982	2,713	6,169	5,198
Loss (gain) associated with derivative instruments	1,074	(386)	1,746	(1,410)
Foreign currency transaction loss (gain)	20	117	202	(94)
Other expense (income), net	21	1	(3)	72
Income before income taxes	1,079	5,802	2,468	11,495
Provision for (benefit from) income taxes	128	(910)	198	(1,817)
Net income	$951	$6,712	$2,270	$13,312
Net income attributable to limited partner interests	$774	$6,498	$1,929	$12,897
Net income per common unit (basic and diluted)	$0.03	$0.25	$0.07	$0.49
Weighted average common units outstanding	24,410	21,914	23,739	21,259
Net income per subordinated unit (basic and diluted)	$0.03	$0.25	$0.06	$0.49
Weighted average subordinated units outstanding	2,093	4,185	2,671	4,764

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited; in thousands of US dollars)
Net income	$951	$6,712	$2,270	$13,312
Other comprehensive income (loss) — foreign currency translation	1,140	(998)	2,555	(2,788)
Comprehensive income	$2,091	$5,714	$4,825	$10,524

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
	(unaudited; in thousands of US dollars)
Cash flows from operating activities:
Net income	$2,270	$13,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,017	10,536
Loss (gain) associated with derivative instruments	1,746	(1,410)
Settlement of derivative contracts	1	(38)
Unit based compensation expense	2,996	2,895
Deferred income taxes	(403)	(2,538)
Other	707	503
Changes in operating assets and liabilities:
Accounts receivable	(193)	(2,614)
Accounts receivable — related party	(671)	(1,380)
Prepaid expenses, inventory and other assets	(1,474)	(2,460)
Other assets — related party	40	40
Accounts payable and accrued expenses	2,052	865
Accounts payable and accrued expenses — related party	(43)	2,113
Deferred revenue and other liabilities	2,929	(261)
Deferred revenue — related party	(467)	25
Net cash provided by operating activities	19,507	19,588
Cash flows from investing activities:
Additions of property and equipment	(2,677)	(202)
Proceeds from the sale of assets	—	236
Net cash provided by (used in) investing activities	(2,677)	34
Cash flows from financing activities:
Distributions	(20,517)	(19,593)
Payments for deferred financing costs	(7)	—
Vested phantom units used for payment of participant taxes	(1,821)	(1,346)
Proceeds from long-term debt	20,000	18,000
Repayments of long-term debt	(13,000)	(15,000)
Other financing activities	(13)	—
Net cash used in financing activities	(15,358)	(17,939)
Effect of exchange rates on cash	605	(853)
Net change in cash, cash equivalents and restricted cash	2,077	830
Cash, cash equivalents and restricted cash — beginning of period	12,383	13,788
Cash, cash equivalents and restricted cash — end of period	$14,460	$14,618

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited; in thousands of US dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$7,168	$6,439
Restricted cash	7,292	5,944
Accounts receivable, net	5,368	5,132
Accounts receivable — related party	1,317	624
Prepaid expenses	1,363	2,115
Inventory	2,239	241
Other current assets	385	393
Other current assets — related party	79	79
Total current assets	25,211	20,967
Property and equipment, net	148,178	145,308
Intangible assets, net	80,402	86,705
Goodwill	33,589	33,589
Operating lease right-of-use assets	14,342	—
Other non-current assets	188	631
Other non-current assets — related party	55	95
Total assets	$301,965	$287,295

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$7,867	$3,464
Accounts payable and accrued expenses — related party	418	460
Deferred revenue	5,299	2,921
Deferred revenue — related party	1,470	1,885
Operating lease liabilities, current	5,317	—
Other current liabilities	3,325	2,804
Total current liabilities	23,696	11,534
Long-term debt, net	213,237	205,581
Deferred income tax liabilities, net	—	360
Operating lease liabilities, non-current	9,327	—
Other non-current liabilities	1,017	356
Total liabilities	247,277	217,831
Commitments and contingencies
Partners’ capital
Common units (24,410,226 and 21,916,024 outstanding at June 30, 2019 and December 31, 2018, respectively)	73,424	107,903
Class A units (38,750 outstanding at December 31, 2018)	—	1,018
Subordinated units (2,092,709 and 4,185,418 outstanding at June 30, 2019 and December 31, 2018, respectively)	(21,290)	(39,723)
General partner units (461,136 outstanding at June 30, 2019 and December 31, 2018)	3,008	3,275
Accumulated other comprehensive loss	(454)	(3,009)
Total partners’ capital	54,688	69,464
Total liabilities and partners’ capital	$301,965	$287,295

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Three Months Ended June 30,
	2019		2018
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at April 1,	24,408,073	$80,539	21,914,224	$116,125
Conversion of units	—	—	—	—
Common units issued for vested phantom units	2,153	—	—	—
Net income	—	713	—	5,448
Unit based compensation expense	—	1,444	—	1,338
Distributions	—	(9,272)	—	(8,089)
Ending balance at June 30,	24,410,226	73,424	21,914,224	114,822
Class A units
Beginning balance at April 1,	—	—	38,750	850
Conversion of units	—	—	—	—
Net income	—	—	—	10
Unit based compensation expense	—	—	—	50
Forfeited units	—	—	—	54
Distributions	—	—	—	(14)
Ending balance at June 30,	—	—	38,750	950
Subordinated units
Beginning balance at April 1,	2,092,709	(20,555)	4,185,418	(37,304)
Conversion of units	—	—	—	—
Net income	—	61	—	1,040
Unit based compensation expense	—	—	—	11
Distributions	—	(796)	—	(1,544)
Ending balance at June 30,	2,092,709	(21,290)	4,185,418	(37,797)
General Partner units
Beginning balance at April 1,	461,136	3,147	461,136	138
Net income	—	177	—	214
Unit based compensation expense	—	—	—	—
Distributions	—	(316)	—	(257)
Ending balance at June 30,	461,136	3,008	461,136	95
Accumulated other comprehensive income (loss)
Beginning balance at April 1,		(1,594)		44
Cumulative translation adjustment		1,140		(998)
Ending balance at June 30,		(454)		(954)
Total partners’ capital at June 30,		$54,688		$77,116

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Six Months Ended June 30,
	2019		2018
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at January 1,	21,916,024	$107,903	19,537,971	$136,645
Conversion of units	2,131,459	(19,631)	2,131,459	(18,245)
Common units issued for vested phantom units	362,743	(1,821)	244,794	(1,346)
Net income	—	1,767	—	10,543
Unit based compensation expense	—	2,733	—	2,440
Distributions	—	(17,527)	—	(15,215)
Ending balance at June 30,	24,410,226	73,424	21,914,224	114,822
Class A units
Beginning balance at January 1,	38,750	1,018	82,500	1,468
Conversion of units	(38,750)	(1,018)	(38,750)	(674)
Net income	—	—	—	24
Unit based compensation expense	—	14	—	101
Forfeited units	—	—	(5,000)	73
Distributions	—	(14)	—	(42)
Ending balance at June 30,	—	—	38,750	950
Subordinated units
Beginning balance at January 1,	4,185,418	(39,723)	6,278,127	(55,237)
Conversion of units	(2,092,709)	20,637	(2,092,709)	18,919
Net income	—	162	—	2,330
Unit based compensation expense	—	2	—	26
Distributions	—	(2,368)	—	(3,835)
Ending balance at June 30,	2,092,709	(21,290)	4,185,418	(37,797)
General Partner units
Beginning balance at January 1,	461,136	3,275	461,136	180
Net income	—	341	—	415
Unit based compensation expense	—	—	—	1
Distributions	—	(608)	—	(501)
Ending balance at June 30,	461,136	3,008	461,136	95
Accumulated other comprehensive income (loss)
Beginning balance at January 1,		(3,009)		1,834
Cumulative translation adjustment		2,555		(2,788)
Ending balance at June 30,		(454)		(954)
Total partners’ capital at June 30,		$54,688		$77,116

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
Basis of Presentation
Our accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of our management, they contain all adjustments, consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of June 30, 2019, our results of operations for the three and six months ended June 30, 2019 and 2018, and our cash flows for the six months ended June 30, 2019 and 2018. We derived our consolidated balance sheet as of December 31, 2018 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Our results of operations for three and six months ended June 30, 2019 and 2018 should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, changes in the fair market value of our derivative instruments and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
We adopted the provisions of ASC 842 Leases on January 1, 2019. We elected to implement the provisions of the new standard to our existing leases by recognizing and measuring lease assets and liabilities on our balance sheet as of January 1, 2019, as well as any cumulative-effect adjustment to the opening balance of Partners' Capital. Refer to Note 2. Recent Accounting Pronouncements and Note 8. Leases for further discussion.

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
Leases (ASC 842)
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, or ASU 2016-02, which created ASC Topic 842 Leases, to require balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The standard also expanded the disclosure requirements for lessors with respect to their leasing activities. In July 2018, the FASB issued ASU 2018-11, to provide another transition method in addition to the existing transition method, allowing entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, the FASB has issued other Accounting Standards Updates to clarify application of the guidance in the original standard and to provide practical expedients for applying the standard, all of which were effective upon adoption. The pronouncement was effective for years beginning after December 15, 2018, and early adoption is permitted.
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
Our adoption of ASC 842 required us to recognize lease assets and lease liabilities for all leases where we are the lessee and present them on our balance sheet, which did not affect our consolidated statements of income, consolidated statement of cash flows or consolidated statements of partners' capital. Upon adoption we recognized a right-of-use lease asset and corresponding liability of $17.3 million on our consolidated balance sheet. Additionally, our adoption of ASC 842 did not affect our accounting for leases where we are the lessor.
Lessee Accounting
We lease assets from third parties for use in our operations, which primarily include railcars, buildings, storage tanks, equipment, offices, railroad track and land. The general terms of our lease agreements require monthly payments in advance, in arrears or upon receipt, some of which include variable payments attributable to index-based rate escalations and freight associated with railcar returns. A majority of our leases do not include renewal options, or rights to early termination of the lease agreements. Additionally, our leases do not include residual value guarantees, nor do they impose any significant covenants or restrictions on us. As discussed below under Lessor Accounting, we effectively sublease all of our leased railcars to customers under terms similar to the terms of our lease agreements with the railcar manufacturing and finance companies from whom we lease the railcars. We also lease a storage tank from a third party provider of crude oil storage that we sublease to a customer of our Stroud terminal.
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
We deem a contract to be a lease when the terms of the agreement indicate we have transferred to another party the right to control the use of an identified asset for a period of time in exchange for consideration. We determine that we have transferred the right to control the use of an identified asset when the contract terms set forth the rights of another party to obtain substantially all of the economic benefits from use of the identified asset, or to direct its use throughout the contract period. We consider substantially all of the economic benefits to mean 90% or more of the utility of the identified asset during the contract term.
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
Refer to Note 8. Leases for further discussion.

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

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Thereafter	Amounts above $0.431250	50%	50%

(1)	Assumes our general partner maintains a 2% general partner interest in us.

We determined basic and diluted net income per limited partner unit as set forth in the following tables:

	For the Three Months Ended June 30, 2019
	Common Units	Subordinated Units	Class A Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$713	$61	$—	$177	$951
Less: Distributable earnings (2)	9,336	801	—	338	10,475
Distributions in excess of earnings	$(8,623)	$(740)	$—	$(161)	$(9,524)
Weighted average units outstanding (3)	24,410	2,093	—	461	26,964
Distributable earnings per unit (4)	$0.38	$0.38	$—
Overdistributed earnings per unit (5)	(0.35)	(0.35)	—
Net income per limited partner unit (basic and diluted)(6)	$0.03	$0.03	$—

(1)
Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $161 thousand attributed to the general partner for its incentive distribution rights.

(2)
Represents the distributions payable for the period based upon the quarterly distribution amount of $0.365 per unit, or $1.46 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $471 thousand distributable to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.

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

(7)
In February 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final vesting tranche of 38,750 Class A units vested and were converted into Common units. Refer to Note 18. Partners Capital for more information.

	For the Three Months Ended June 30, 2018
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$5,448	$1,040	$10	$214	$6,712
Less: Distributable earnings (2)	8,143	1,555	14	268	9,980
Distributions in excess of earnings	$(2,695)	$(515)	$(4)	$(54)	$(3,268)
Weighted average units outstanding (3)	21,914	4,185	39	461	26,599
Distributable earnings per unit (4)	$0.37	$0.37	$0.36
Overdistributed earnings per unit (5)	(0.12)	(0.12)	(0.10)
Net income per limited partner unit (basic and diluted)(6)	$0.25	$0.25	$0.26

(1)
Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $97 thousand attributed to the general partner for its incentive distribution rights.

(2)
Represents the distributions paid for the period based upon the quarterly distribution amount of $0.355 per unit, or $1.42 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $440 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners Amended and Restated LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding for the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

(6)	Our computation of net income per limited partner unit excludes the effects of 1,240,988 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.

	For the Six Months Ended June 30, 2019
	Common Units	Subordinated Units	Class A Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$1,767	$162	$—	$341	$2,270
Less: Distributable earnings (2)	18,609	1,595	—	654	20,858
Distributions in excess of earnings	$(16,842)	$(1,433)	$—	$(313)	$(18,588)
Weighted average units outstanding (3)	23,739	2,671	11	461	26,882
Distributable earnings per unit (4)	$0.78	$0.60	$—
Overdistributed earnings per unit (5)	(0.71)	(0.54)	—
Net income per limited partner unit (basic and diluted)(6)	$0.07	$0.06	$—

(1)
Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $302 thousand attributed to the general partner for its incentive distribution rights.

(2)
Represents the per unit distributions paid of $0.3625 per unit for the three months ended March 31, 2019 and $0.365 per unit distributable for the three months ended June 30, 2019, representing a year-to-date distribution amount of $0.7275 per unit. Amounts presented for each class of units include a proportionate amount of the $469 thousand distributed and $471 thousand distributable to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.

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

(7)
In February 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final vesting tranche of 38,750 Class A units vested and were converted into Common units. Refer to Note 18. Partners Capital for more information.

	For the Six Months Ended June 30, 2018
	Common Units	Subordinated Units	Class A Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$10,543	$2,330	$24	$415	$13,312
Less: Distributable earnings (2)	16,232	3,099	28	525	19,884
Distributions in excess of earnings	$(5,689)	$(769)	$(4)	$(110)	$(6,572)
Weighted average units outstanding (3)	21,259	4,764	50	461	26,534
Distributable earnings per unit (4)	$0.76	$0.65	$0.56
Overdistributed earnings per unit (5)	(0.27)	(0.16)	(0.08)
Net income per limited partner unit (basic and diluted)(6)	$0.49	$0.49	$0.48

(1)
Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $184 thousand attributed to the general partner for its incentive distribution rights.

(2)
Represents the distributions paid for the period based upon the quarterly distribution amount of $0.3525 per unit for the three months ended March 31, 2018 and $0.355 per unit for the three months ended June 30, 2018, representing a year-to-date distribution amount of $0.7075 per unit. Amounts presented for each class of units include a proportionate amount of the $881 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners Amended and Restated LP 2014 Long-Term Incentive Plan.

(3)	Represents the weighted average units outstanding for the period.

(4)	Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.

(5)	Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.

(6)	Our computation of net income per limited partner unit excludes the effects of 1,240,988 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.

4. REVENUES
Disaggregated Revenues
We manage our business in two reportable segments: Terminalling services and Fleet services. Our segments offer different services and are managed accordingly. Our chief operating decision maker, or CODM, regularly reviews financial information about both segments in order to allocate resources and evaluate performance. As such, we have concluded that disaggregating revenue by reporting segments appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 15. Segment Reporting for our disaggregated revenues by segment. Additionally, the below tables summarize the geographic data for our revenues:

	Three Months Ended June 30, 2019
	U.S.	Canada	Total
	(in thousands)
Third party	$8,722	$11,357	$20,079
Related party	$2,208	$4,528	$6,736

	Three Months Ended June 30, 2018
	U.S.	Canada	Total
	(in thousands)
Third party	$11,471	$11,890	$23,361
Related party	$1,603	$4,613	$6,216

	Six Months Ended June 30, 2019
	U.S.	Canada	Total
	(in thousands)
Third party	$17,442	$23,095	$40,537
Related party	$4,582	$9,064	$13,646

	Six Months Ended June 30, 2018
	U.S.	Canada	Total
	(in thousands)
Third party	$23,168	$24,017	$47,185
Related party	$2,814	$9,311	$12,125

Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our terminalling and fleet services agreements as of June 30, 2019 are as follows for the periods indicated:

	For the six months ending December 31, 2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Terminalling Services (1) (2)	$43,768	$65,548	$50,894	$42,828	$17,331	$220,369
Fleet Services	742	1,030	1,016	1,267	41	4,096
Total	$44,510	$66,578	$51,910	$44,095	$17,372	$224,465

(1) The majority of our terminalling services agreements are denominated in Canadian dollars. We have converted the remaining performance obligations provided herein using the year-to-date average exchange rate of 0.7499 U.S. dollars per one Canadian dollar at June 30, 2019.
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
Contract Assets
Our contract assets represent cumulative revenue that has been recognized in advance of billing the customer due to tiered billing provisions. In such arrangements, revenue is recognized using a blended rate based on the billing tiers of the agreement, as the services are consistently provided throughout the duration of the contractual arrangement. We have included contract assets of $342 thousand and $68 thousand as of June 30, 2019 and December 31, 2018, respectively, in “Other current assets” and $171 thousand as of December 31, 2018, in “Other non-current assets” on our consolidated balance sheets.
Contract Liabilities
Our contract liabilities consist of amounts collected in advance from customers associated with their terminalling and fleet services agreements and deferred revenues associated with make-up rights, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We currently recognize substantially all of the amounts we receive for minimum commitment fees as revenue when collected, since breakage associated with these make-up rights options approximates 100% based on our experience and expectations around usage of these options. We deferred $0.3 million in revenues at June 30, 2019 for estimated breakage associated with the make-up right options we granted to our customers, which we included in “Deferred revenue” on our consolidated balance sheets.
We have included contract liabilities with third-party customers of $5.3 million and $2.9 million as of June 30, 2019 and December 31, 2018, respectively, in “Deferred revenue.” We have included contract liabilities with related party customers of $1.1 million and $1.5 million as of June 30, 2019 and December 31, 2018, respectively, in “Deferred revenue — related party” on our consolidated balance sheets.

The following table presents the changes associated with the balance of our contract liabilities for the six months ended June 30, 2019:

	December 31, 2018	Cash Additions for Customer Prepayments	Revenue Recognized	June 30, 2019
	(in thousands)
Customer prepayments	$2,921	$5,299	$(2,921)	$5,299
Customer prepayments — related party (1)	$1,475	$1,060	$(1,475)	$1,060

(1)
Includes contract liabilities associated with customer prepayments from related parties. Refer to Note 13. Transactions with Related Parties for additional discussion of deferred revenues associated with related parties.

Deferred Revenue — Fleet Leases
Our deferred revenue also includes advance payments from customers of our Fleet services business, which will be recognized as Fleet leases revenue when earned pursuant to the terms of our contractual arrangements. We have likewise prepaid the rent on railcar leases that are associated with the deferred revenues of our fleet services business, which we will recognize as expense concurrently with our recognition of the associated revenue. We have included $0.4 million at June 30, 2019 and December 31, 2018, in “Deferred revenue — related party” on our consolidated balance sheets associated with customer prepayments for our fleet lease agreements.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amounts shown in our consolidated statements of cash flows for the specified periods:

	June 30,
	2019	2018
	(in thousands)
Cash and cash equivalents	$7,168	$8,926
Restricted Cash	7,292	5,692
Total cash, cash equivalents and restricted cash	$14,460	$14,618

6. INVENTORY
Our inventory of $2.2 million and $0.2 million at June 30, 2019 and December 31, 2018, respectively, is comprised of crude oil we acquired as a result of buy-sell arrangements that we enter into, whereby we take title to commodities on a temporary basis.  We record our inventory at cost, representing the amount we pay to purchase the crude oil, and account for it on a first-in, first-out, or FIFO, basis. The purchase price we pay for the crude oil is set forth in our buy-sell agreements and is determined from an indexed market price. The market price at which we ultimately sell the crude oil is determined based on the same indexed market price as the crude oil purchase, plus an agreed-upon rate differential. The difference between the purchase price and the selling price establishes a fixed amount we receive, on a per barrel basis, when the inventory is sold pursuant to the terms of our buy-sell arrangements, eliminating any commodity price exposure to us. Based on the terms of our buy-sell arrangements, the selling price will always be greater than the cost of our inventory. The resulting income we receive represents a fee for the terminalling services we provide our customers, which we record net in “Terminalling services” on our consolidated statement of income.

7. PROPERTY AND EQUIPMENT
Our property and equipment is comprised of the following as of the dates indicated:

	June 30, 2019	December 31, 2018	Estimated Depreciable Lives (Years)
	(in thousands)
Land	$10,120	$10,004	N/A
Trackage and facilities	125,636	123,080	10-30
Pipeline	16,336	16,336	20-25
Equipment	16,725	16,455	3-20
Furniture	66	64	5-10
Total property and equipment	168,883	165,939
Accumulated depreciation	(34,447)	(29,479)
Construction in progress (1)	13,742	8,848
Property and equipment, net	$148,178	$145,308

(1)
The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that is not yet ready to be placed into productive service as of the respective consolidated balance sheet date. We had $131 thousand and $269 thousand of capitalized interest costs for the three and six months ended June 30, 2019, respectively, and none for the same periods in 2018.

Depreciation expense associated with Property and equipment totaled $2.1 million for the three months ended June 30, 2019 and 2018, and $3.7 million and $4.2 million for the six months ended June 30, 2019 and 2018, respectively.
Our depreciation expense for the six months ended June 30, 2019 reflects a reduction of $0.6 million to our asset retirement obligations, or ARO, due to refinement of our estimates. The ARO is associated with restoration of the property at our San Antonio facility. The ending balance of our ARO at June 30, 2019 is $0.2 million and is recorded as “Other current liabilities” on our consolidated balance sheets.

8. LEASES
We have noncancellable operating leases for railcars, buildings, storage tanks, offices, railroad tracks, and land.

For the Six Months Ended June 30, 2019
Weighted-average discount rate	6.3%
Weighted average remaining lease term	3.2 years
Our total lease cost consisted of the following items for the dates indicated:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
	(in thousands)
Operating lease cost	$1,484	$2,968
Short term lease cost	52	99
Sublease income	(1,337)	(2,670)
Total	$199	$397

The maturity analysis below presents the undiscounted cash payments we expect to make each period for property that we lease from others under noncancellable operating leases as of June 30, 2019 (in thousands):

2019	$3,039
2020	5,269
2021	4,074
2022	3,787
2023	20
Total lease payments	$16,189
Less: imputed interest	(1,545)
Present value of lease liabilities	$14,644
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

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
	(in thousands, except weighted average term)
Lease income	$2,314	$4,609
Weighted average remaining lease term		3.2 years
The maturity analysis below presents the undiscounted future minimum lease payments we expect to receive from customers each period for property they lease from us under noncancellable operating leases as of June 30, 2019 (in thousands):

2019	$3,992
2020	6,895
2021	5,752
2022	4,459
Total	$21,098
Refer to Note 2. Recent Accounting Pronouncements for additional discussion of our lease policies.

9. INTANGIBLE ASSETS
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	June 30, 2019	December 31, 2018
	(in thousands)
Carrying amount:
Customer service agreements	$125,960	$125,960
Other	106	106
Total carrying amount	126,066	126,066
Accumulated amortization:
Customer service agreements	(45,626)	(39,328)
Other	(38)	(33)
Total accumulated amortization	(45,664)	(39,361)
Total intangible assets, net	$80,402	$86,705
Amortization expense associated with intangible assets totaled $3.2 million for each of the three months ended June 30, 2019 and 2018 and $6.3 million for each of the six months ended June 30, 2019 and 2018.

10. DEBT
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
Our long-term debt balances included the following components as of the specified dates:

	June 30, 2019	December 31, 2018
	(in thousands)
Revolving Credit Facility	$216,000	$209,000
Less: Deferred financing costs, net	(2,763)	(3,419)
Total long-term debt, net	$213,237	$205,581
We determined the capacity available to us under the terms of our Credit Agreement was as follows as of the specified dates:

	June 30, 2019	December 31, 2018
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$385.0	$385.0
Less: Revolving Credit Facility amounts outstanding	216.0	209.0
Letters of credit outstanding	0.6	0.6
Available under Credit Agreement (1)	$168.4	$175.4

(1)
Pursuant to the terms of our Credit Agreement, our borrowing capacity, currently, is limited to 4.5 times our trailing 12-month consolidated EBITDA, which equates to approximately $34 million of availability at June 30, 2019.

The average interest rate on our outstanding indebtedness was 4.92% and 4.86% at June 30, 2019 and December 31, 2018, respectively, without consideration to the effect of our derivative contracts. In addition to the interest we incur on our outstanding indebtedness, we pay commitment fees of 0.50% on unused commitments, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. At June 30, 2019, we were in compliance with the covenants set forth in our Credit Agreement.

Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Interest expense on the Credit Agreement	$2,906	$2,498	$5,781	$4,768
Capitalized interest on construction in progress	(131)	—	(269)	—
Amortization of deferred financing costs	207	215	657	430
Total interest expense	$2,982	$2,713	$6,169	$5,198

11. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred pipeline fees of $4.9 million and $5.1 million for the three months ended June 30, 2019 and 2018, respectively, and $10.0 million and $10.8 million for the six months ended June 30, 2019 and 2018, respectively, which are presented as “Pipeline fees” in our consolidated statements of income.

12. NONCONSOLIDATED VARIABLE INTEREST ENTITIES
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
The following table summarizes the total assets and liabilities between us and the VIEs as reflected in our consolidated balance sheets at June 30, 2019 and December 31, 2018, as well as our maximum exposure to losses from entities in which we have a variable interest, but are not the primary beneficiary. Generally, our maximum exposure to losses is limited to amounts receivable for services we provided, reduced by any deferred revenue.

	June 30, 2019
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
During the quarter ended June 30, 2019, we provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

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
USDG is the sole owner of our general partner and at June 30, 2019, owns 9,464,381 of our common units and all 2,092,709 of our subordinated units representing a combined 42.9% limited partner interest in us. As of June 30, 2019, a value of up to $10.0 million of these common units were pledged as collateral under USDG’s letter of credit facility. USDG also provides us with general and administrative support services necessary for the operation and management of our business.
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
The total amounts charged to us under the omnibus agreement for the three months ended June 30, 2019 and 2018 were $2.2 million and $1.9 million, respectively, and for the six months ended June 30, 2019 and 2018 were $4.7 million and $3.7 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of income. At June 30, 2019 and December 31, 2018, we had balances payable related to these costs of $0.3 million and $0.4 million, respectively, recorded as “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.
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
In connection with our acquisition of the Stroud terminal, USDM assumed the rights and obligations for additional terminalling capacity at our Hardisty terminal from another customer, effective as of June 1, 2017, to facilitate the origination of crude oil barrels by the Stroud customer from our Hardisty terminal for delivery to the Stroud terminal. As a result of the assumption of these rights and obligations by USDM, and in order to accommodate the needs of the Stroud customer, the contracted term for the capacity held by USDM was extended to June 30, 2020. USDM controls approximately 25% of the available monthly capacity of the Hardisty terminal at June 30, 2019. The terms and conditions of these agreements are similar to the terms and conditions of agreements we have with other parties at the Hardisty terminal that are not related to us.
We also entered into a Marketing Services Agreement with USDM effective as of May 31, 2017, as discussed above, in connection with our acquisition of the Stroud terminal. Pursuant to the terms of the agreement, we receive a fixed amount per barrel from USDM in exchange for marketing the additional capacity available at the Stroud terminal. We also received revenue for providing additional terminalling services at our Hardisty terminal to USDM pursuant to the terms of its existing agreements with us. Additionally, effective January 2019, we entered into a six month terminalling services agreement with USDM at our Casper terminal to maximize utilization of available terminalling and storage capacity by offering these services to customers on an uncommitted basis at current market rates. This agreement automatically renews for successive periods of six months on an evergreen basis unless otherwise canceled by either party. We include amounts received pursuant to these arrangements as revenue in the table below under “Terminalling services — related party.” Additionally, we received revenue from USDM for the lease of 200 railcars pursuant to the terms of an existing agreement with us, which is included in the table below under “Fleet leases — related party.”
Our related party revenues from USD and affiliates are presented in the following table for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Terminalling services — related party	$5,525	$5,003	$11,163	$9,699
Fleet leases — related party	983	983	1,967	1,967
Fleet services — related party	228	228	455	455
Freight and other reimbursables — related party	—	2	61	4
	$6,736	$6,216	$13,646	$12,125

We had the following amounts outstanding with USD and affiliates on our consolidated balance sheets as presented below in the following table for the indicated periods:

	June 30, 2019	December 31, 2018
	(in thousands)
Accounts receivable — related party	$1,317	$624
Accounts payable — related party	$83	$67
Other current and non-current assets — related party (1)	$134	$174
Deferred revenue— related party (2)	$1,470	$1,885

(1)	Represents a contract asset associated with our lease agreement with USDM.

(2)
Represents deferred revenues associated with our terminalling and fleet services agreements with USD and affiliates for amounts we have collected from them for their prepaid leases and prepaid minimum volume commitment fees.

Cash Distributions
During the six months ended June 30, 2019, we paid the following aggregate cash distributions to USDG as a holder of our common units and the sole owner of our subordinated units and to USD Partners GP LLC for its general partner interest and as the holder of our IDRs.

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 31, 2019	February 11, 2019	February 19, 2019	$4,161	$285
April 26, 2019	May 7, 2019	May 15, 2019	$4,189	$308

14. COMMITMENTS AND CONTINGENCIES
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
Our segments offer different services and are managed accordingly. Our chief operating decision maker, or CODM, regularly reviews financial information about both segments in order to allocate resources and evaluate performance. Our CODM assesses segment performance based on the cash flows produced by our established reporting segments using Segment Adjusted EBITDA. Segment Adjusted EBITDA is a measure calculated in accordance with GAAP. We define Segment Adjusted EBITDA as “Net income (loss)” of each segment adjusted for depreciation and amortization, interest, income taxes, deferred revenues, foreign currency transaction gains and losses and other items which do not affect the underlying cash flows produced by our businesses. As such, we have concluded that disaggregating revenue by reporting segments appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended June 30, 2019
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$19,730	$—	$—	$19,730
Terminalling services — related party	5,525	—	—	5,525
Fleet leases — related party	—	983	—	983
Fleet services	—	51	—	51
Fleet services — related party	—	228	—	228
Freight and other reimbursables	223	75	—	298
Freight and other reimbursables — related party	—	—	—	—
Total revenues	25,478	1,337	—	26,815
Operating costs
Subcontracted rail services	3,699	—	—	3,699
Pipeline fees	4,902	—	—	4,902
Freight and other reimbursables	223	75	—	298
Operating and maintenance	1,525	985	—	2,510
Selling, general and administrative	1,597	203	3,147	4,947
Depreciation and amortization	5,283	—	—	5,283
Total operating costs	17,229	1,263	3,147	21,639
Operating income (loss)	8,249	74	(3,147)	5,176
Interest expense	—	—	2,982	2,982
Loss associated with derivative instruments	—	—	1,074	1,074
Foreign currency transaction loss (gain)	(54)	4	70	20
Other expense (income), net	25	—	(4)	21
Provision for income taxes	123	5	—	128
Net income (loss)	$8,155	$65	$(7,269)	$951

	Three Months Ended June 30, 2018
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$22,511	$—	$—	$22,511
Terminalling services — related party	5,003	—	—	5,003
Fleet leases — related party	—	983	—	983
Fleet services	—	81	—	81
Fleet services — related party	—	228	—	228
Freight and other reimbursables	547	222	—	769
Freight and other reimbursables — related party	1	1	—	2
Total revenues	28,062	1,515	—	29,577
Operating costs
Subcontracted rail services	3,311	—	—	3,311
Pipeline fees	5,118	—	—	5,118
Freight and other reimbursables	548	223	—	771
Operating maintenance	1,437	1,061	—	2,498
Selling, general and administrative	1,225	235	2,912	4,372
Depreciation and amortization	5,260	—	—	5,260
Total operating costs	16,899	1,519	2,912	21,330
Operating income (loss)	11,163	(4)	(2,912)	8,247
Interest expense	—	—	2,713	2,713
Gain associated with derivative instruments	—	—	(386)	(386)
Foreign currency transaction loss (gain)	31	(3)	89	117
Other expense, net	1	—	—	1
Provision for (benefit from) income taxes	(899)	(12)	1	(910)
Net income (loss)	$12,030	$11	$(5,329)	$6,712

	Six Months Ended June 30, 2019
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$39,728	$—	$—	$39,728
Terminalling services — related party	11,163	—	—	11,163
Fleet leases — related party	—	1,967	—	1,967
Fleet services	—	108	—	108
Fleet services — related party	—	455	—	455
Freight and other reimbursables	521	180	—	701
Freight and other reimbursables — related party	7	54	—	61
Total revenues	51,419	2,764	—	54,183
Operating costs
Subcontracted rail services	7,264	—	—	7,264
Pipeline fees	9,963	—	—	9,963
Freight and other reimbursables	528	234	—	762
Operating and maintenance	3,688	2,033	—	5,721
Selling, general and administrative	3,260	492	6,122	9,874
Depreciation and amortization	10,017	—	—	10,017
Total operating costs	34,720	2,759	6,122	43,601
Operating income (loss)	16,699	5	(6,122)	10,582
Interest expense	—	—	6,169	6,169
Loss associated with derivative instruments	—	—	1,746	1,746
Foreign currency transaction loss (gain)	(95)	8	289	202
Other expense (income), net	1	—	(4)	(3)
Provision for income taxes	190	8	—	198
Net income (loss)	$16,603	$(11)	$(14,322)	$2,270
Goodwill	$33,589	$—	$—	$33,589

	Six Months Ended June 30, 2018
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$44,516	$—	$—	$44,516
Terminalling services — related party	9,699	—	—	9,699
Fleet leases — related party	—	1,967	—	1,967
Fleet services	—	425	—	425
Fleet services — related party	—	455	—	455
Freight and other reimbursables	760	1,484	—	2,244
Freight and other reimbursables — related party	3	1	—	4
Total revenues	54,978	4,332	—	59,310
Operating costs
Subcontracted rail services	6,373	—	—	6,373
Pipeline fees	10,842	—	—	10,842
Freight and other reimbursables	763	1,485	—	2,248
Operating and maintenance	2,728	2,126	—	4,854
Selling, general and administrative	2,787	560	5,849	9,196
Depreciation and amortization	10,536	—	—	10,536
Total operating costs	34,029	4,171	5,849	44,049
Operating income (loss)	20,949	161	(5,849)	15,261
Interest expense	—	—	5,198	5,198
Gain associated with derivative instruments	—	—	(1,410)	(1,410)
Foreign currency transaction loss (gain)	62	(7)	(149)	(94)
Other expense, net	72	—	—	72
Provision for (benefit from) income taxes	(1,834)	16	1	(1,817)
Net income (loss)	$22,649	$152	$(9,489)	$13,312
Goodwill	$33,589	$—	$—	$33,589

Segment Adjusted EBITDA
The following tables present the computation of Segment Adjusted EBITDA for each of our segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Terminalling Services Segment	2019	2018	2019	2018
	(in thousands)
Net income	$8,155	$12,030	$16,603	$22,649
Interest income	(8)	—	(15)	—
Depreciation and amortization	5,283	5,260	10,017	10,536
Provision for (benefit from) income taxes	123	(899)	190	(1,834)
Foreign currency transaction loss (gain) (1)	(54)	31	(95)	62
Loss associated with disposal of assets	42	2	50	73
Other income	(25)	—	(42)	—
Non-cash contract asset (2)	(52)	(52)	(103)	(103)
Deferred revenue associated with deficiency credits (3)	213	—	213	—
Segment Adjusted EBITDA	$13,677	$16,372	$26,818	$31,383

(1)	Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

(2)
Represents the change in non-cash contract assets associated with revenue recognized in advance at blended rates based on the escalation clauses in certain of our customer contracts. Refer to Note 4. Revenues — Contract Assets for more information.

(3)
Represents deferred revenue associated with deficiency credits that are expected to be used in the future prior to their expiration. Amounts presented are net of the corresponding prepaid Gibson pipeline fee that will be recognized as expense concurrently with the recognition of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
Fleet Services Segment	2019	2018	2019	2018
	(in thousands)
Net income (loss)	$65	$11	$(11)	$152
Provision for (benefit from) income taxes	5	(12)	8	16
Foreign currency transaction loss (gain) (1)	4	(3)	8	(7)
Segment Adjusted EBITDA	$74	$(4)	$5	$161

(1)	Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

16. INCOME TAXES
U.S. Federal and State Income Taxes
We are treated as a partnership for U.S. federal and most state income tax purposes, with each partner being separately taxed on their share of our taxable income. We have elected to classify one of our subsidiaries, USD Rail LP, as an entity taxable as a corporation for U.S. federal income tax purposes due to treasury regulations that do not permit the income of this subsidiary to meet the definition of “qualifying income” as set forth in Internal Revenue Code §7704(d). We are also subject to state franchise tax in the state of Texas, which is treated as an income tax under the applicable accounting guidance. Our U.S. federal income tax expense is based on the statutory federal income tax rate of 21%, as applied to USD Rail LP’s taxable losses of $0.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and losses of $0.2 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

Foreign Income Taxes
Our Canadian operations are conducted through entities that are subject to Canadian federal and Alberta provincial income taxes. The Canadian federal income tax on business income is currently 15%. In June 2019, the Canadian province of Alberta enacted a tax rate decrease that will reduce the tax rate on business income from the previous rate of 12% to an ultimate rate of 8% effective for 2022. The reduction in the tax rate on business income is phased in over three years beginning with a reduction to a rate of 11% effective July 1, 2019, with further reductions of 1% in each successive year until it reaches 8% on January 1, 2022. As a result, the effective tax rate on business income on Alberta businesses for 2019 will be 11.5%, representing a blended rate of 12% from January 1, 2019 through June 30, 2019, and 11% from July 1, 2019 through December 31, 2019.
We recognize income tax expense in our consolidated financial statements based upon enacted rates in effect for the periods presented. As such for the three and six months ended June 30, 2019, income tax expense for our Canadian operations is determined based upon the combined federal and provincial income tax rate of 26.5%, representing a 15% federal income tax rate and a 11.5% provincial income tax rate. For the three and six months ended June 30, 2018, income tax expense of our Canadian operations was determined based on the combined federal and provincial income tax rate of 27%. The combined income tax rate of 23%, representing a 15% federal income tax rate and an 8% provincial income tax rate, was used to compute the deferred income tax benefit, representing the impact of temporary differences that are expected to reverse in the future.
Estimated Annual Effective Income Tax Rate
The following table presents a reconciliation of our income tax based on the U.S. federal statutory income tax rate and our effective income tax rate:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	(in thousands)
Income tax expense at the U.S. federal statutory rate	$226	21%	$1,219	21%	$518	21%	$2,414	21%
Amount attributable to partnership not subject to income tax	(107)	(10)%	(1,909)	(33)%	(372)	(15)%	(3,901)	(34)%
Foreign income tax rate differential	40	4%	(188)	(3)%	63	3%	(386)	(3)%
Other	(53)	(5)%	(52)	—%	(53)	(2)%	(44)	—%
State income tax expense	5	1%	(16)	—%	8	—%	(6)	—%
Change in valuation allowance	17	2%	36	—%	34	1%	106	1%
Provision for (benefit from) income taxes	$128	13%	$(910)	(15)%	$198	8%	$(1,817)	(15)%
We determined our year-to-date 2019 provision for income taxes using an estimated annual effective income tax rate of 8% on a consolidated basis for fiscal year 2019. This rate incorporates the applicable income tax rates of the various domestic and foreign tax jurisdictions to which we are subject.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Current income tax expense (benefit):
U.S. federal income tax	$—	$4	$—	$4
State income tax expense (benefit)	5	(16)	8	(6)
Canadian federal and provincial income taxes expense	277	350	593	723
Total current income tax expense	282	338	601	721
Deferred income tax expense (benefit):
U.S. federal income tax expense	—	—	—	16
Canadian federal and provincial income taxes benefit	(154)	(1,248)	(403)	(2,554)
Total deferred income tax benefit	(154)	(1,248)	(403)	(2,538)
Provision for (benefit from) income taxes	$128	$(910)	$198	$(1,817)
Our deferred income tax assets and liabilities reflect the income tax effect of differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Major components of deferred income tax assets and liabilities associated with our operations were as follows as of the dates indicated:

	June 30, 2019
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Property and equipment	$—	$268	$268
Capital loss carryforwards	—	368	368
Operating loss carryforwards	217	—	217
Deferred income tax liabilities
Unbilled revenue	—	(233)	(233)
Prepaid expenses	(10)	—	(10)
Property and equipment	—	—	—
Valuation allowance	(207)	(368)	(575)
Deferred income tax asset, net	$—	$35	$35

	December 31, 2018
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Capital loss carryforwards	$—	$432	$432
Operating loss carryforwards	183	—	183
Deferred income tax liabilities
Unbilled revenue	—	(336)	(336)
Prepaid expenses	(10)	—	(10)
Property and equipment	—	(24)	(24)
Valuation allowance	(173)	(432)	(605)
Deferred income tax liability, net	$—	$(360)	$(360)
We had a $1.0 million and $0.9 million U.S. federal loss carryforward remaining as of June 30, 2019 and December 31, 2018, respectively. Our U.S. federal loss carryforward was generated in 2018 and 2019 and does not expire under currently enacted tax law. Our Canadian loss carryforward was $4.4 million and $4.2 million as of June 30, 2019 and December 31, 2018, respectively. A portion of our Canadian loss carryforward is for capital items that do not expire under currently enacted Canadian tax law, the remaining Canadian operating loss of $1.1 million will expire in 2034.
We are subject to examination by the taxing authorities for the years ended December 31, 2017, 2016 and 2015. We did not have any unrecognized income tax benefits or any income tax reserves for uncertain tax positions as of June 30, 2019 and December 31, 2018.
Refer to Note 20. Supplemental Cash Flow Information for information regarding amounts paid for income taxes.

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
Derivative Positions
We record all of our derivative financial instruments at their fair values in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	June 30, 2019	December 31, 2018
	(in thousands)
Other current assets	$—	$260
Other non-current assets	—	335
Other current liabilities	(135)	—
Other non-current liabilities	(1,017)	—
	$(1,152)	$595

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Loss (gain) associated with derivative instruments	$1,074	$(386)	$1,746	$(1,410)
We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.
The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

			At June 30, 2019	At December 31, 2018
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Collar Agreements Maturing in 2022
Ceiling	$100,000,000	2.5%	$202	$1,238
Floor	$100,000,000	1.7%	(1,354)	(643)
Total			$(1,152)	$595
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

	June 30, 2019
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$7	$195	$(142)	$(1,212)	$(1,152)
Effects of netting arrangements	(7)	(195)	7	195	—
Fair value of derivatives — net presentation	$—	$—	$(135)	$(1,017)	$(1,152)

	December 31, 2018
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$260	$978	$—	$(643)	$595
Effects of netting arrangements	—	(643)	—	643	—
Fair value of derivatives — net presentation	$260	$335	$—	$—	$595

18. PARTNERS’ CAPITAL
Our common units and subordinated units represent limited partner interests in us. The holders of common units and subordinated units are entitled to participate in partnership distributions and to exercise the rights and privileges available to limited partners under our partnership agreement.
In February 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final vesting tranche of 38,750 Class A units vested and was converted into our common units. We determined that each vested Class A unit would receive one common unit at conversion based upon our distributions paid for the four preceding quarters. As a result, the final tranche of 38,750 Class A units were converted into 38,750 common units and no Class A units remain outstanding at June 30, 2019. Our Class A units were limited partner interests in us that entitled the holders to nonforfeitable distributions that were equivalent to the distributions paid with respect to our common units (excluding any arrearages of unpaid minimum quarterly distributions from prior quarters) and, as a result, were considered participating securities. Our Class A units did not have voting rights and vested in four equal annual installments over the four years following the consummation of our initial public offering, or IPO, only if we grew our annualized distributions each year. If we did not achieve positive distribution growth in any of those years, the Class A units that would otherwise vest for that year would be forfeited. The Class A units contained a conversion feature, which, upon vesting, provided for the conversion of the Class A units into common units based on a conversion factor that was tied to the level of our distribution growth for the applicable year. The conversion factor was 1.00 for the first vesting tranche, 1.50 for the second vesting tranche, 1.00 for the third vesting tranche and 1.00 for the fourth vesting tranche.
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
Pursuant to the terms of the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, which we refer to as the A/R LTIP, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 451,959 vested during the first six months of 2019, of which 362,743 were converted into our common units after 162,533 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 19. Unit Based Compensation.
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

19. UNIT BASED COMPENSATION
Class A units
Our Class A units vested annually over a four year period if established distribution growth target thresholds were met during each year of the four year vesting period. In February 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final vesting tranche of 38,750 Class A units vested based upon our distributions paid for the four preceding quarters and were converted on a basis of one common unit for each Class A unit. As a result, we converted 38,750 Class A units into 38,750 common units and no Class A units remain outstanding at June 30, 2019.
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
We recognized compensation expense in “Selling, general and administrative” with regard to our Class A units for the following amounts during the periods presented:

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Selling, general and administrative	$—	$104	$14	$174
For the three and six months ended June 30, 2019 and the three months ended June 30, 2018 we had no forfeitures of Class A units. For the six months ended June 30, 2018, we had forfeitures of 5,000 Class A units. We elected to account for actual forfeitures as they occurred rather than applying an estimated forfeiture rate when determining compensation expense.
Each holder of a Class A unit was entitled to nonforfeitable cash distributions equal to the product of the number of Class A units outstanding for the participant and the cash distribution per unit paid to our common unitholders. These distributions are included in “Distributions” as presented in our consolidated statements of cash flows and our consolidated statement of partners’ capital. However, any distributions paid on Class A units that were forfeited were reclassified to unit based compensation expense when we determined that the Class A units were not expected to vest. We recognized no compensation expense for the three and six months ended June 30, 2019 and the three months ended June 30, 2018, for distributions paid on Class A units that were forfeited. For the six months ended June 30, 2018, we recognized compensation expense of $15 thousand for distributions paid on forfeited Class A units.
Long-term Incentive Plan
In 2019 and 2018, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 633,637 and 553,940 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our A/R LTIP. At June 30, 2019, we had 1,381,649 Phantom Units remaining available for grant pursuant to the terms of our A/R LTIP. The Phantom Units are subject to all of the terms and conditions of the A/R LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements.

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
The following tables present the award activity for our Equity-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2018	34,611	1,130,685	$11.19
Granted	37,139	544,857	$11.37
Vested	(34,611)	(417,348)	$11.00
Forfeited	—	(2,859)	$10.94
Phantom Unit awards at June 30, 2019	37,139	1,255,335	$11.34

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2017	24,999	1,111,849	$10.90
Granted	34,611	487,839	$11.54
Vested	(24,999)	(336,571)	$10.86
Forfeited	—	(56,740)	$11.07
Phantom Unit awards at June 30, 2018	34,611	1,206,377	$11.18
The following tables present the award activity for our Liability-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2018	11,348	29,265	$11.31
Granted	12,177	39,464	$11.37
Vested	(11,348)	—	$11.55
Phantom Unit awards at June 30, 2019	12,177	68,729	$11.32

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2017	8,333	27,794	$11.29
Granted	11,348	20,142	$11.55
Vested	(8,333)	—	$12.80
Phantom Unit awards at June 30, 2018	11,348	47,936	$12.13
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
For the three months ended June 30, 2019 and 2018, we recognized $1.6 million and $1.5 million, respectively, and $3.0 million and $2.7 million for the six months ended June 30, 2019 and 2018, respectively, of compensation expense associated with outstanding Phantom Units. As of June 30, 2019, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $13.3 million, which we expect to recognize over a weighted average period of 2.74 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.
We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Equity-classified Phantom Units (1)	$469	$441	$887	$829
Liability-classified Phantom Units	29	21	44	34
Total	$498	$462	$931	$863

(1)
We reclassified $39 thousand for the three months ended June 30, 2018 and $7 thousand and $84 thousand for the six months ended June 30, 2019 and 2018, respectively, to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited. We had no forfeitures for the three months ended June 30, 2019.

20. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash paid for income taxes	$607	$449
Cash paid for interest	$5,815	$4,821
Cash paid for operating leases (1)	$3,058	$—

(1) Our adoption of ASC 842 was as of January 1, 2019. There is no comparable disclosure for the prior year under ASC 840.

The following table provides supplemental information for the item labeled “Other” in the “Net cash provided by operating activities” section of our consolidated statements of cash flows:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Loss associated with disposal of assets	$50	$73
Amortization of deferred financing costs	657	430
	$707	$503
Non-cash activities
During the six months ended June 30, 2019, we had capital expenditures of $2.3 million for which payment had not been made included in accounts payable and accrued expenses.
We recorded $17.3 million of right-of-use lease assets and the associated liabilities on our consolidated balance sheet as of January 1, 2019, representing non-cash activities resulting from our adoption and implementation of ASC 842, Leases. See Note 2. Recent Accounting Pronouncements and Note 8. Leases for further discussion.

21. SUBSEQUENT EVENTS
Distribution to Partners
On July 24, 2019, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.365 per unit, or $1.46 per unit on an annualized basis, for the three months ended June 30, 2019. The distribution represents an increase of $0.0025 per unit, or 0.7% over the prior quarter distribution per unit, and is 27.0% over our minimum quarterly distribution per unit. The distribution will be paid on August 14, 2019, to unitholders of record at the close of business on August 6, 2019. The distribution will include payment of $5.5 million to our public common unitholders, an aggregate of $4.2 million to USDG as a holder of our common units and the sole owner of our subordinated units and $329 thousand to USD Partners GP LLC for its general partner interest and as holder of the IDRs.

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
In December 2018, the Alberta Government announced that it would curtail crude oil and bitumen production by 325,000 bpd beginning January 1, 2019. The Alberta Government’s objective was to reduce inventory levels to a targeted level to ensure more economical prices for WCS. Once the targeted inventory and return levels are achieved, the curtailment is expected to be reduced to approximately 95,000 bpd. During 2019 to date, the Alberta Government has announced reductions to the curtailment level as depicted in the following chart:

Production Month	Curtailment Level (Barrels per day)
February 2019	250,000
April 2019	225,000
May 2019	200,000
June 2019	175,000
August 2019	150,000
To address the current pipeline capacity constraints from Western Canada and to increase Alberta’s overall export capacity, the Alberta Government also announced an initiative to increase rail capacity in order to export WCS to markets with more economical returns. This initiative included leasing approximately 4,400 new rail cars to move up to 120,000 bpd of crude oil by 2020, as well as agreements for terminalling services (including an agreement with USDG) and rail transportation contracts. In June 2019, the Alberta Government announced that they have engaged CIBC Capital Markets to help oversee the divestment of this crude-by-rail program and its transition to the private sector. The Alberta Government has stated that it expects the process to be completed by the Fall of 2019.
In response to the Alberta Government’s efforts discussed above, the WCS to West Texas Intermediate, or WTI, crude oil spread narrowed to between $7-$17 per barrel to date in 2019 from $11-$50 per barrel during the fourth quarter of 2018. Despite the Alberta Government’s efforts, to date in 2019 apportionment levels on the primary heavy and light crude oil pipelines of the largest export pipeline system from Western Canada to the U.S. have averaged approximately 40% (representing the percentage of barrels nominated that were not shipped due to pipeline capacity constraints) and inventory levels have remained high.
We expect the WCS to WTI spread to widen to levels that will require increasing takeaway capacity from crude by rail as Western Canadian production continues to grow and pipeline takeaway capacity out of the region remains constrained. Future WCS versus WTI spreads published by Bloomberg through 2023 average approximately $21 per barrel and are indicative of the continued expected imbalance between supply and takeaway capacity. The latest data available as published by the U.S. Energy Information Administration, or EIA, indicates Canadian crude-by-rail imports into the United States increased to approximately 250,000 bpd through April 2019 on a year-to-date basis. This represents an approximate 61% increase in crude-by-rail imports from Canada into the United States over the 2018 comparative period and a 5% increase over the 2018 yearly average. As such, based on current customer indications, we expect future demand for and utilization of our terminals to be higher.
Western Canadian crude oil production is projected to continue to increase throughout the next decade, driven primarily by developments in Alberta’s oil sands region. In June 2019, the Canadian Association of Petroleum Producers, or CAPP, projected that the supply of crude oil from Western Canada will grow by approximately 350,000 bpd by 2020 and 1.2 million bpd by 2030 relative to 2018 levels. The forecasted supply of crude oil from Western Canada remains well in excess of existing pipeline takeaway capacity out of the region. Pipeline export capacity from Western Canada remains constrained and projects to increase export capacity have continued to experience significant regulatory delays. For example, the anticipated in-service date of Enbridge Inc.’s Line 3 Replacement project to upgrade and expand an existing pipeline delivering Western Canadian crude to U.S. markets was changed from late 2019 to the second half of 2020, due to a revised construction schedule.

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
Commercial Developments
Hardisty Terminal
In the first quarter of 2019, USDG executed a new multi-year, take-or-pay terminalling services agreement with the Alberta Petroleum Marketing Commission, or APMC, an agent of the Government of Alberta. The agreement is for transloading capacity at the Hardisty rail terminal starting in January 2020 and contains take-or-pay terms with minimum monthly payments. The agreement supports further expansion at USDG’s Hardisty South development and is expected to provide incremental capacity beyond the APMC commitment. This expansion will be funded and owned by USDG, pursuant to its development rights at the Hardisty terminal. We do not anticipate that the Alberta Government’s plan to divest the crude-by-rail program (of which this agreement is a part) to the private sector, as discussed above, will result in a material decrease in the economic value of this agreement to USDG.
In July 2019, we and an investment grade customer entered into a multi-year renewal and extension of the terminalling services agreement that covers approximately 15% of the capacity at the Hardisty rail terminal. The renewal was effective from the expiration date of the original agreement in June 2019. The renewal contains take-or-pay arrangements that are generally consistent with the original agreement and monthly payments and fees that are slightly higher. We expect to service the contract by using the limited remaining capacity available at the Hardisty terminal, as well as by subletting excess capacity from USDG’s Hardisty South Expansion. With this recent contract renewal, the Partnership’s Hardisty terminal is effectively 100% contracted at full capacity through June 2020. To date, the Partnership has replaced approximately 83% of the Hardisty terminal’s current cash flows, on an annualized basis over the next three years starting in July 2019, with the balance coming up for renewal in February and July of 2020.
Additionally, in connection with the Hardisty agreement described above, the same customer entered into a multi-year renewal and extension of the terminalling services agreement with USDM that covers approximately 30% of the destination capacity at the Stroud terminal. The renewal was effective from the expiration date of the original agreement in June 2019. This agreement is subject to the Marketing Services Agreement established between USDM and us at the time of the Stroud acquisition, pursuant to which USDM will pay us a nominal fee for all throughput under this agreement in excess of the throughput necessary for the Stroud terminal to generate Adjusted EBITDA that is at least equal to the average monthly Adjusted EBITDA derived from the initial Stroud terminal customer, which nominal fee generally covers our costs to operate the Stroud terminal.
Casper Terminal
The Casper terminal receives inbound crude oil primarily through our dedicated direct pipeline connection from the Express Pipeline, which is subsequently loaded onto unit or manifest trains. To supplement rail loading operations from the terminal, we are currently constructing the previously announced outbound pipeline connection from the Casper Terminal to a nearby terminal located at the termination point of the Express pipeline. The construction of the outbound pipeline connection is expected to be complete in late November 2019.

In addition, Enbridge recently announced a program to increase the capacity of the Express pipeline by up to an additional 50,000 bpd with the use of drag reducing agent, or DRA, and pump stations. The open season for the expanded capacity on the Express pipeline is currently scheduled to conclude on August 23, 2019. Upon a successful open season, the additional volumes could begin shipping in early 2020. We anticipate that some of the additional volumes resulting from the increased capacity on the Express pipeline could be delivered to our Casper terminal, as we believe outbound pipeline connections from the Express pipeline and nearby terminals are at or near full capacity.

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
Our Casper terminal, which we acquired in November 2015, is a crude oil storage, blending and railcar loading terminal. The terminal currently offers six storage tanks with 900,000 bbls of total capacity, unit train-capable railcar loading capacity in excess of 100,000 bpd, as well as truck transloading capacity. Our Casper terminal is supplied with multiple grades of Canadian crude oil through a direct connection with the Express Pipeline. Additionally, the Casper terminal has a connection from the Platte terminal, where it has access to other pipelines and can receive other grades of crude oil, including locally sourced Wyoming sour crude oil. The Casper terminal can also receive volumes through one truck unloading station and is also equipped with one truck loading station. In connection with an agreement that was executed in 2018, we are constructing an outbound pipeline connection from the Casper terminal to complement our existing inbound pipeline connection and we may construct additional storage tanks to facilitate blending and staging operations for our customers, if needed. However, if the outbound pipeline is not completed by the end of 2019, then pursuant to the agreement, our customer may gain the right to terminate all or portions of the agreement. We expect to complete the construction of the pipeline by the end of November 2019.
Our West Colton terminal, completed in November 2009, is a unit train-capable destination terminal that can transload up to 13,000 bpd of ethanol received from producers by rail onto trucks to meet local demand in the San Bernardino and Riverside County-Inland Empire region of Southern California. The West Colton terminal has 20 railcar offloading positions and three truck loading positions.
Fleet Services
We provide our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail on multi-year, take-or-pay terms under master fleet services agreements for initial periods ranging from five to nine years. We do not own any railcars. As of June 30, 2019, our railcar fleet consisted of

1,683 railcars, which we leased from various railcar manufacturers and financial entities, including 1,308 coiled and insulated, or C&I, railcars. We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 1,483 of the railcars to other parties, but we have retained certain rights and obligations with respect to the servicing of these railcars. The weighted average remaining contract life on our railcar fleet is 2.8 years as of June 30, 2019.
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

The following table sets forth a reconciliation of Net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by operating activities	$9,336	$11,484	$19,507	$19,588
Add (deduct):
Amortization of deferred financing costs	(207)	(215)	(657)	(430)
Deferred income taxes	154	1,248	403	2,538
Changes in accounts receivable and other assets	3,134	(863)	2,298	6,414
Changes in accounts payable and accrued expenses	(1,221)	(4,243)	(2,009)	(2,978)
Changes in deferred revenue and other liabilities	(2,264)	5,735	(2,462)	236
Interest expense, net	2,970	2,713	6,150	5,198
Provision for (benefit from) income taxes	128	(910)	198	(1,817)
Foreign currency transaction loss (gain) (1)	20	117	202	(94)
Other income	(25)	—	(42)	—
Non-cash contract asset (2)	(52)	(52)	(103)	(103)
Deferred revenue associated with deficiency credits (3)	213	—	213	—
Adjusted EBITDA	12,186	15,014	23,698	28,552
Add (deduct):
Cash paid for income taxes	(329)	(267)	(607)	(449)
Cash paid for interest	(2,995)	(2,530)	(5,815)	(4,821)
Maintenance capital expenditures	(45)	(31)	(45)	(80)
Distributable cash flow	$8,817	$12,186	$17,231	$23,202

(1)	Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

(2)
Represents the change in non-cash contract assets associated with revenue recognized in advance at blended rates based on the escalation clauses in certain of our customer contracts. Refer to Note 4. Revenues — Contract Assets of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report for more information.

(3)
Represents deferred revenue associated with deficiency credits that are expected to be used in the future prior to their expiration. Amounts presented are net of the corresponding prepaid Gibson pipeline fee that will be recognized as expense concurrently with the recognition of revenue.

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
Casper Terminal Customer Contract Renewals and Expirations
One of the existing terminalling services agreements at our Casper Terminal will expire at the end of August 2019 if not otherwise renewed or extended. If we cannot replace or extend the agreement expiring at the end of August 2019, it would have an adverse effect on our cash flows. The expiring agreement contributed approximately $9.3 million to our “Terminalling Services” revenue and approximately $6.6 million of Adjusted EBITDA during the twelve months ended June 30, 2019. We are actively engaged in discussions with this customer, and we continue to seek other opportunities to enhance the utilization and profitability of the Casper terminal with other producers, refiners and marketers of crude oil. For example, in late 2018, we executed a three-year agreement with an investment-grade rated customer at the Casper Terminal. Additionally, we have entered into a one-year terminalling service agreement, effective January 1, 2019, which contains take-or-pay terms for storage services and variable fees associated with actual throughput volumes and other services. Our ability to secure additional commercial opportunities may be limited until we successfully complete our outbound pipeline connection and Enbridge successfully completes its DRA project, both of which are not anticipated to occur until the fourth quarter or later. We cannot make any assurances regarding the success of Enbridge’s DRA project or the outcome of our efforts.

Factors Affecting the Comparability of Our Financial Results
The comparability of our current financial results in relation to prior periods are affected by the factors described below.
Income Taxes
In conjunction with our adoption of ASC 606 in the prior year, we recognized a deferred tax liability associated with the previously deferred revenues net of previously deferred pipeline fees. We recovered a portion of that deferred tax liability during the three and six months ended June 30, 2018. For Canadian tax purposes, the previously deferred revenue, net of previously deferred expenses associated with our adoption of ASC 606 was fully recognized ratably during 2018. The deferred tax recovery of $0.9 million (representing C$1.2 million) for the three months ended June 30, 2018, and $1.8 million (representing C$2.4 million) for the six months ended June 30, 2018, was partially offset by the Canadian tax liability attributable to our current earnings for the three and six months ended June 30, 2018. Our financial results for the three and six months ended June 30, 2019 were not affected by similar activities.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to aid in resource allocation decisions and to assess operational performance.
The following table summarizes our operating results by business segment and corporate charges for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Operating income (loss)
Terminalling services	$8,249	$11,163	$16,699	$20,949
Fleet services	74	(4)	5	161
Corporate and other	(3,147)	(2,912)	(6,122)	(5,849)
Total operating income	5,176	8,247	10,582	15,261
Interest expense	2,982	2,713	6,169	5,198
Loss (gain) associated with derivative instruments	1,074	(386)	1,746	(1,410)
Foreign currency transaction loss (gain)	20	117	202	(94)
Other expense (income), net	21	1	(3)	72
Provision for (benefit from) income taxes	128	(910)	198	(1,817)
Net income	$951	$6,712	$2,270	$13,312
Summary Analysis of Operating Results
Changes in our operating results for the three and six months ended June 30, 2019, as compared with our operating results for the three and six months ended June 30, 2018, were primarily driven by:

•
a decrease in operating income of our terminalling services business due to the conclusion of a contract at our Casper terminal in December 2018, increased subcontracted rail services at our Hardisty terminal and increased maintenance costs at our Stroud terminal related to our steaming equipment. The decrease in operating income was partially offset by additional revenues from two new contracts at our Stroud terminal and lower depreciation resulting from a revised estimate of the asset retirement obligation associated with our San Antonio terminal.

•	an increase in interest expense due to higher weighted average interest rates and additional amounts outstanding on our credit facility;

•	non-cash losses associated with declines in the fair value of our interest rate derivatives resulting from decreases in the interest rate index upon which the derivative values are based; and

•
an increase in our provision for income taxes for the current year due to a partial recovery of a deferred tax liability we recognized in 2018 in conjunction with our adoption of ASC 606 that we did not have in 2019, partially offset by a reduction in the Alberta provincial tax rates on business income.

A comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS — BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenues
Terminalling services	$25,255	$27,514	$50,891	$54,215
Freight and other reimbursables	223	548	528	763
Total revenues	25,478	28,062	51,419	54,978
Operating costs
Subcontracted rail services	3,699	3,311	7,264	6,373
Pipeline fees	4,902	5,118	9,963	10,842
Freight and other reimbursables	223	548	528	763
Operating and maintenance	1,525	1,437	3,688	2,728
Selling, general and administrative	1,597	1,225	3,260	2,787
Depreciation and amortization	5,283	5,260	10,017	10,536
Total operating costs	17,229	16,899	34,720	34,029
Operating income	8,249	11,163	16,699	20,949
Foreign currency transaction loss (gain)	(54)	31	(95)	62
Other expense, net	25	1	1	72
Provision for (benefit from) income taxes	123	(899)	190	(1,834)
Net income	$8,155	$12,030	$16,603	$22,649
Average daily terminal throughput (bpd)	117,171	92,103	100,331	87,220
Three months ended June 30, 2019 compared with three months ended June 30, 2018
Terminalling Services Revenue
Revenue generated by our Terminalling services segment decreased $2.6 million to $25.5 million for the three months ended June 30, 2019, as compared with $28.1 million for the three months ended June 30, 2018. This decrease was primarily due to lower revenue at our Casper terminal resulting from the conclusion of a customer agreement at the end of 2018, coupled with approximately $0.3 million of deferred revenue resulting from expected usage of deficiency credits by customers of our Hardisty terminal. Partially offsetting these decreases are higher revenues at our Stroud terminal due to rate escalations. We do not anticipate significant deferrals of revenue for our Hardisty terminal in future periods due to our expectation that all of the available capacity at the terminal will be fully utilized by our customers.
Average daily terminal throughput increased 25,068 bpd to 117,171 bpd for the three months ended June 30, 2019, as compared with 92,103 bpd for the three months ended June 30, 2018. Our throughput volumes increased primarily as a result of increased Western Canadian crude oil production and constrained pipeline takeaway capacity out of the region, which increased the demand for and utilization of our terminalling services by customers of our Hardisty terminal. Additionally, deliveries to our Stroud terminal increased as a result of the widening spreads between WTI and WCS, which makes delivery into the Cushing oil hub an economically favorable destination. Partially offsetting the increased utilization of our Hardisty and Stroud terminals was decreased utilization of the capacity and services at our Casper terminal. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that primarily contain “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services. Increases in the average daily terminal throughput activity only affects revenue to the extent such amounts are in excess of the minimum monthly committed volumes. However, increases in throughput activity, or expected throughput activity, do increase the variable operating costs associated with our terminals, as discussed below.
Our terminalling services revenue for the three months ended June 30, 2019, would have been $0.6 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended June 30, 2019, was the same as the average exchange rate for the three months ended June 30, 2018. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7477 for the three months ended June 30, 2019 as compared with 0.7748 for three months ended June 30, 2018.
Operating Costs
The operating costs of our Terminalling services segment increased $0.3 million to $17.2 million for the three months ended June 30, 2019, as compared with the $16.9 million for the three months ended June 30, 2018. The increase is primarily attributable to increased costs associated with the increased throughput at our Hardisty and Stroud terminals and partially offset by lower pipeline fees.
Our terminalling services operating costs for the three months ended June 30, 2019, would have been $0.3 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended June 30, 2019, was the same as the average exchange rate for the three months ended June 30, 2018.
Subcontracted rail services. Our subcontracted rail services costs increased $0.4 million to $3.7 million for the three months ended June 30, 2019 as compared with $3.3 million for the three months ended June 30, 2018. This increase was primarily due to the increase in the throughput at our Hardisty and Stroud terminals partially offset by a decrease at our Casper terminal resulting from the conclusion of a customer agreement at the end of 2018.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty terminal less direct operating costs. Our pipeline fees decreased $0.2 million to $4.9 million for the three months ended June 30, 2019 as compared with $5.1 million for the three months ended June 30, 2018, primarily due to higher direct operating costs at our Hardisty terminal, which reduce the amounts we pay to Gibson. Additionally, we deferred approximately $0.1 million of pipeline fees associated with revenue we deferred for the expected usage of deficiency credits in future periods.
Selling, general and administrative. Our selling, general and administrative costs increased $0.4 million to $1.6 million for the three months ended June 30, 2019 as compared with $1.2 million for the three months ended June 30, 2018. This increase was primarily due to higher compliance consulting and legal costs at our Casper terminal.
Other Expenses
Provision for (benefit from) income taxes. A significant amount of our operating income is generated by our Hardisty terminal located in the Canadian province of Alberta. As a Canadian business, operating income derived from our Hardisty terminal is subject to corporate income taxes assessed at rates enacted by the Canadian federal and provincial governments which currently total 26.5% on a combined basis. In late June 2019, the Alberta Provincial Government enacted legislation to reduce the provincial tax on business income from the previous rate of 12% to a rate of 8% in 2022. The provincial tax on business income was reduced to 11% effective July 1, 2019, which resulted in a blended rate of 11.5% for 2019. The provincial tax on business income is further reduced each year by 1% until the tax rate reaches 8% beginning January 1, 2022. While the provincial tax on business income will reduce our income tax expense in future periods, we do not anticipate these reductions to significantly affect our operating results or cash flows.
Our income taxes for the Terminalling services segment increased $1.0 million to a provision of $0.1 million for the three months ended June 30, 2019, from a $0.9 million benefit from income taxes for the three months ended

June 30, 2018. In connection with our adoption of ASC 606, in 2018, we recovered a deferred tax liability associated with previously deferred revenues net of previously deferred pipeline fees. During the three months ended June 30, 2018, we recovered $0.9 million (C$1.2 million), representing a portion of that deferred tax liability, which produced a benefit from income taxes. We did not have a similar recovery of a deferred tax liability during the three months ended June 30, 2019.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
Terminalling Services Revenue
Revenue generated by our Terminalling services segment decreased $3.6 million to $51.4 million for the six months ended June 30, 2019, as compared with $55.0 million for the six months ended June 30, 2018. This decrease was primarily due to lower revenue at our Casper terminal resulting from the conclusion of a customer agreement at the end of 2018, partially offset by additional contracts that we have executed and our commercial efforts to market the available capacity. The lower revenue at our Casper terminal was also partially offset by higher revenues at our Stroud terminal associated with additional contracts that were executed in March and April of 2018.
Our average daily terminal throughput increased 13,111 bpd to 100,331 bpd for the six months ended June 30, 2019 as compared with the six months ended June 30, 2018. Our throughput volumes increased primarily due to increased activity by customers of our Hardisty and Stroud terminals offset by a decrease at our Casper terminal. The increased activity associated with our Hardisty terminal resulted from increased Western Canadian crude oil production and constrained pipeline takeaway capacity out of the region during the first half of 2019. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services. Increases in the average daily terminal throughput activity only affects revenue to the extent such amounts are in excess of the minimum monthly committed volumes. Increases in the average daily terminal throughput activity only affect revenue to the extent such amounts are in excess of the minimum monthly committed volumes. However, increases in throughput activity, or expected throughput activity, result in increases to the variable operating costs associated with our terminals, as discussed below.
Our terminalling services revenue for the six months ended June 30, 2019, would have been $1.4 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the six months ended June 30, 2019, was the same as the average exchange rate for the six months ended June 30, 2018. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7499 for the six months ended June 30, 2019 as compared with 0.7829 for the six months ended June 30, 2018.
Operating Costs
The operating costs of our Terminalling services segment increased $0.7 million to $34.7 million for the six months ended June 30, 2019, as compared with the $34.0 million for the six months ended June 30, 2018. The increase is attributable to additional variable operating costs at our Hardisty and Stroud terminals associated with subcontracted rail service costs resulting from higher throughput volumes. We also incurred increased operating costs at our Stroud terminal in connection with the steaming equipment we installed for alleviating unloading issues due to cold weather. These costs were partially offset by a decrease in pipeline fees and depreciation expense as discussed in more detail below.
Our terminalling services operating costs for the six months ended June 30, 2019, would have been $0.8 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the six months ended June 30, 2019, was the same as the average exchange rate for the six months ended June 30, 2018.
Subcontracted rail services. Our subcontracted rail services costs increased $0.9 million to $7.3 million for the six months ended June 30, 2019, as compared with $6.4 million for the six months ended June 30, 2018. This increase was primarily due to the increased throughput at our Stroud terminal associated with the additional contracts that were executed in March and April of 2018 and increased throughput at our Hardisty terminal, offset by a reduction at our Casper terminal resulting from the conclusion of a customer agreement at the end of 2018.

Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty terminal less direct operating costs. Our pipeline fees decreased $0.9 million to $10.0 million for the six months ended June 30, 2019 as compared with the six months ended June 30, 2018, primarily due to lower revenue and higher direct operating costs at our Hardisty terminal, which reduce the amounts we pay to Gibson.
Operating and maintenance. Operating and maintenance expense increased $1.0 million to $3.7 million for the six months ended June 30, 2019 from $2.7 million for the six months ended June 30, 2018. The increased operating and maintenance expenses are primarily due to costs incurred for the steaming equipment at our Stroud terminal, which was placed into service in July 2018 to alleviate unloading issues related to cold weather at the terminal. Additionally, we incurred higher repairs and maintenance expenses at our Hardisty and Stroud terminals.
Selling, general and administrative. Our selling, general and administrative costs increased $0.5 million to $3.3 million for the six months ended June 30, 2019, as compared with $2.8 million for the six months ended June 30, 2018. This increase was primarily due to higher compliance consulting and legal costs at our Casper terminal.
Depreciation and amortization. Depreciation and amortization expense decreased $0.5 million to $10.0 million for the six months ended June 30, 2019 from $10.5 million for the six months ended June 30, 2018. The decrease is due to a revised estimate of our asset retirement obligations, or ARO, associated with our San Antonio facility that we recorded during the first quarter of 2019.
Other Expenses
Provision for (benefit from) income taxes. A significant amount of our operating income is generated by our Hardisty terminal located in the Canadian province of Alberta. As a Canadian business, operating income derived from our Hardisty terminal is subject to corporate income taxes assessed at rates enacted by the Canadian federal and provincial governments which currently total 26.5% on a combined basis. Enacted changes in the taxes on business income by the Province of Alberta are discussed above in our analysis of operating results for the three months ended June 30, 2019, and are equally relevant to our six month analysis.
Our income taxes for the Terminalling services segment increased $2.0 million to a provision of $0.2 million for the six months ended June 30, 2019, from a benefit of $1.8 million from income taxes for the six months ended June 30, 2018. In connection with our adoption of ASC 606, in 2018, we recovered a deferred tax liability associated with previously deferred revenues net of previously deferred pipeline fees. During the six months ended June 30, 2018, we recovered $1.8 million (C$2.4 million), representing a portion of that deferred tax liability, which produced a benefit from income taxes. We did not have a similar recovery of a deferred tax liability during the six months ended June 30, 2019.

FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenues
Fleet leases	$983	$983	$1,967	$1,967
Fleet services	279	309	563	880
Freight and other reimbursables	75	223	234	1,485
Total revenues	1,337	1,515	2,764	4,332
Operating costs
Freight and other reimbursables	75	223	234	1,485
Operating and maintenance	985	1,061	2,033	2,126
Selling, general and administrative	203	235	492	560
Total operating costs	1,263	1,519	2,759	4,171
Operating income (loss)	74	(4)	5	161
Foreign currency transaction loss (gain)	4	(3)	8	(7)
Provision for (benefit from) income taxes	5	(12)	8	16
Net income (loss)	$65	$11	$(11)	$152
Three Months Ended June 30, 2019 compared with three months ended June 30, 2018
Revenues from our Fleet services segment decreased to $1.3 million for the three months ended June 30, 2019, as compared with revenue of $1.5 million for the three months ended June 30, 2018. The decrease in revenue was primarily attributable to fewer customer reimbursements to us for freight and other reimbursable charges that we have incurred on their behalf. The decrease in Freight and other reimbursables revenue was exactly offset by a corresponding decrease in Freight and other reimbursables operating costs that primarily arose from railcar repairs and returns, which occurred during the second quarter of 2018. We did not incur similar costs during the second quarter of 2019 as we had no returns of railcars during this period. Additionally, fleet services revenues decreased over the prior year associated with approximately 800 fewer railcars outstanding for which we provided fleet services, as compared with the same period in 2018.
Historically we have assisted our customers with procuring railcars to facilitate their use of our terminalling services. Our wholly-owned subsidiary USD Rail LP has historically entered into leases with third-party manufacturers of railcars and financial firms, which were then leased to customers. Although we expect to continue assisting our customers with obtaining railcars for their use transporting crude oil from our terminals, as our existing lease agreements expire, or are otherwise terminated, we do not expect to enter into similar leasing arrangements in the future. Should market conditions change, we would potentially assist with the procurement and management of railcars on behalf of our customers again in the future.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
The results for our Fleet services segment for the six months ended June 30, 2019, compared to the same period in 2018, changed for the same reasons as noted in the three month analysis above.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Operating costs
Selling, general and administrative	$3,147	$2,912	$6,122	$5,849
Operating loss	(3,147)	(2,912)	(6,122)	(5,849)
Interest expense	2,982	2,713	6,169	5,198
Loss (gain) associated with derivative instruments	1,074	(386)	1,746	(1,410)
Foreign currency transaction loss (gain)	70	89	289	(149)
Other income, net	(4)	—	(4)	—
Provision for income taxes	—	1	—	1
Net loss	$(7,269)	$(5,329)	$(14,322)	$(9,489)
Three months ended June 30, 2019 compared with three months ended June 30, 2018
Costs associated with our corporate activities increased $1.9 million to $7.3 million for the three months ended June 30, 2019. Our “Interest expense” increased $0.3 million to $3.0 million, due to an increase in the interest rates we were charged under our Credit Agreement, as well as a higher weighted average balance of debt outstanding during the three months ended June 30, 2019, as compared with the same period of 2018. Also contributing to the increase in costs associated with our corporate activities during the three months ended June 30, 2019 was a non-cash loss of $1.1 million associated with our interest rate derivatives as compared with a non-cash gain of $0.4 million for the corresponding period in 2018.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
Costs associated with our corporate activities increased $4.8 million to $14.3 million for the six months ended June 30, 2019, for the same reasons cited above in our three month analysis.

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
Liquidity Sources
We expect our ongoing sources of liquidity to include borrowings under our $385 million senior secured credit agreement, issuances of debt securities and additional partnership interests, as well as cash generated from our operating activities. We believe that cash generated from these sources will be sufficient to meet our ongoing working capital and capital expenditure requirements and to make quarterly cash distributions.
For information regarding our Credit Agreement, please see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and Part I. Item 1. Financial Statements, Note 10. Debt of this Quarterly Report.
The following table presents our available liquidity as of the dates indicated:

	June 30, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents (1)	$7.2	$6.4
Aggregate borrowing capacity under Credit Agreement	385.0	385.0
Less: Revolving Credit Facility amounts outstanding	216.0	209.0
Letters of credit outstanding	0.6	0.6
Total available liquidity (2)	$175.6	$181.8

(1)	Excludes amounts that are restricted pursuant to our collaborative agreement with Gibson.

(2)
Pursuant to the terms of our Credit Agreement, our borrowing capacity currently is limited to 4.5 times our trailing 12-month consolidated EBITDA, which equates to approximately $34 million of availability at June 30, 2019.

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

Cash Flows
The following table and discussion summarizes the cash flows associated with our operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$19,507	$19,588
Investing activities	(2,677)	34
Financing activities	(15,358)	(17,939)
Effect of exchange rates on cash	605	(853)
Net change in cash, cash equivalents and restricted cash	$2,077	$830
Operating Activities
Net cash provided by operating activities decreased $0.1 million to $19.5 million for the six months ended June 30, 2019, from $19.6 million for the six months ended June 30, 2018. The decrease in Net cash provided by operating activities, was primarily due to the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.
Investing Activities
Net cash used in investing activities increased to $2.7 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the pipeline construction at the Casper terminal.
Financing Activities
Net cash used in financing activities decreased to $15.4 million for the six months ended June 30, 2019 from $17.9 million for the six months ended June 30, 2018. Our net borrowings of long-term debt during the six months ended June 30, 2019 were $4.0 million higher than the net amounts we borrowed during the six months ended June 30, 2018. Partially offsetting the cash provided from our net borrowing activities, are increases in cash we used during the six months ended June 30, 2019, for cash distributions and participant withholding taxes associated with vested Phantom Units, both of which exceeded amounts paid during the six months ended June 30, 2018, for similar items.
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
Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital expenditures, or investment capital expenditures. Although we have not experienced significant maintenance capital expenditures in prior years as the age of our assets increase, we expect that costs we incur to maintain our assets in compliance with sound business practice, our contractual relationships and applicable regulatory requirements will likely increase. Some of these costs will be characterized as maintenance capital expenditures. We incurred $45 thousand for maintenance capital expenditures during the three and six months ended June 30, 2019.

Our total expansion capital expenditures for the six months ended June 30, 2019 were $2.6 million. We expect to fund future capital expenditures, including the remaining $4.2 million of capital expenditures related to the construction of the outbound pipeline connection from the Casper Terminal to a nearby terminal, which is expected to be complete in late November 2019, from cash on our balance sheet, cash flow generated from our operating activities, borrowings under our Credit Agreement and the issuance of additional partnership interests or long-term debt.
Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating, investing and distribution needs. During the six months ended June 30, 2019, we received proceeds from borrowings of $20.0 million on our Revolving Credit Facility which we used for general partnership purposes and made repayments of $13.0 million on our Revolving Credit Facility from cash flow in excess of our operating and investing needs.
Distributions
We intend to pay a minimum quarterly distribution of at least $0.2875 per unit per quarter. Our current quarterly distribution of $0.365 per unit that we expect to pay, equates to $10.0 million per quarter, or $40.0 million per year, based on the number of common, subordinated, and general partner units outstanding as of August 6, 2019. We do not have a legal obligation to distribute any particular amount per common unit. Additionally, members of our general partner’s board of directors appointed by Energy Capital Partners, if any, must approve any distributions made by us.
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

OFF BALANCE SHEET ARRANGEMENTS
In the normal course of business, we are a party to off-balance sheet arrangements relating to various master fleet services agreements, whereby we have agreed to assign certain payment and other obligations to third party special purpose entities that are not consolidated with us. We have also entered into agreements to provide fleet services to these special purpose entities for fixed servicing fees and reimbursement of out-of-pocket expenses. The purpose of these transactions is to remove the risk to us of non-payment by our customers, which would otherwise negatively impact our financial condition and results of operations. For more information on these special purpose entities, see the discussion of our relationship with the variable interest entities described in Note 12. Nonconsolidated Variable Interest Entities to our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report. Assets and liabilities related to these arrangements are generally not reflected in our consolidated balance sheets, and we do not expect any material impact on our cash flows, results of operations or financial condition as a result of these off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We did not make any changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
We are subject to various risks and uncertainties in the ordinary course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. No material changes to such risk factors have occurred during the three and six months ended June 30, 2019.

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

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	August 6, 2019	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	August 6, 2019	By:	/s/ Adam Altsuler
Adam Altsuler Senior Vice President and Chief Financial Officer (Principal Financial Officer)