Form 10-Q
period 2020-03-31
USD Partners LP
filed 2020-05-07
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of May 4, 2020 there were 26,843,674 common units and 461,136 general partner units outstanding.

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
Cautionary Note Regarding Forward-Looking Statements
This Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) the impact of the novel coronavirus (COVID-19) pandemic and related economic downturn; (2) changes in general economic conditions and commodity prices; (3) the effects of competition, in particular, by pipelines and other terminalling facilities; (4) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (5) the supply of, and demand for, terminalling services for crude oil and biofuels; (6) the price and availability of debt and equity financing; (7) actions by third parties, including customers, lenders and our sponsors; (8) hazards and operating risks that may not be covered fully by insurance; (9) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (10) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (11) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs; and (12) our ability to successfully identify and finance potential acquisitions and other growth opportunities. For additional factors that may affect our results, see “Risk Factors” and the other information included elsewhere in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which is available to the public over the Internet at the website of the U.S. Securities and Exchange Commission, or SEC, (www.sec.gov) and at our website (www.usdpartners.com).

i

           PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019
	(unaudited; in thousands of US dollars, except per unit amounts)
Revenues
Terminalling services	$24,235	$19,998
Terminalling services — related party	4,088	5,638
Fleet leases — related party	984	984
Fleet services	50	57
Fleet services — related party	227	227
Freight and other reimbursables	622	403
Freight and other reimbursables — related party	—	61
Total revenues	30,206	27,368
Operating costs
Subcontracted rail services	3,445	3,565
Pipeline fees	6,347	5,061
Freight and other reimbursables	622	464
Operating and maintenance	3,081	3,211
Operating and maintenance — related party	2,027	—
Selling, general and administrative	3,180	2,477
Selling, general and administrative — related party	1,993	2,450
Goodwill impairment loss	33,589	—
Depreciation and amortization	5,422	4,734
Total operating costs	59,706	21,962
Operating income (loss)	(29,500)	5,406
Interest expense	2,739	3,187
Loss associated with derivative instruments	2,873	672
Foreign currency transaction loss (gain)	(92)	182
Other expense (income), net	(732)	(24)
Income (loss) before income taxes	(34,288)	1,389
Provision for (benefit from) income taxes	(507)	70
Net income (loss)	$(33,781)	$1,319
Net income (loss) attributable to limited partner interests	$(33,210)	$1,155
Net income (loss) per common unit (basic and diluted)	$(1.30)	$0.04
Weighted average common units outstanding	25,516	23,060
Net income (loss) per subordinated unit (basic and diluted)	$(0.01)	$0.03
Weighted average subordinated units outstanding	1,150	3,255

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2020	2019
	(unaudited; in thousands of US dollars)
Net income (loss)	$(33,781)	$1,319
Other comprehensive income (loss) — foreign currency translation	(4,522)	1,415
Comprehensive income (loss)	$(38,303)	$2,734

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(unaudited; in thousands of US dollars)
Cash flows from operating activities:
Net income (loss)	$(33,781)	$1,319
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,422	4,734
Loss associated with derivative instruments	2,873	672
Settlement of derivative contracts	(6)	1
Unit based compensation expense	1,635	1,414
Deferred income taxes	(352)	(249)
Other	207	458
Goodwill impairment loss	33,589	—
Changes in operating assets and liabilities:
Accounts receivable	608	691
Accounts receivable — related party	(941)	(628)
Prepaid expenses and other assets	(1,220)	753
Other assets — related party	(250)	20
Accounts payable and accrued expenses	407	69
Accounts payable and accrued expenses — related party	491	719
Deferred revenue and other liabilities	3,035	198
Net cash provided by operating activities	11,717	10,171
Cash flows from investing activities:
Additions of property and equipment	(147)	(244)
Net cash used in investing activities	(147)	(244)
Cash flows from financing activities:
Distributions	(10,655)	(10,133)
Payments for deferred financing costs	—	(7)
Vested phantom units used for payment of participant taxes	(1,788)	(1,821)
Proceeds from long-term debt	10,000	9,000
Repayments of long-term debt	(6,000)	(11,000)
Other financing activities	—	(13)
Net cash used in financing activities	(8,443)	(13,974)
Effect of exchange rates on cash	(989)	388
Net change in cash, cash equivalents and restricted cash	2,138	(3,659)
Cash, cash equivalents and restricted cash — beginning of period	10,684	12,383
Cash, cash equivalents and restricted cash — end of period	$12,822	$8,724

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited; in thousands of US dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$4,622	$3,083
Restricted cash	8,200	7,601
Accounts receivable, net	4,530	5,313
Accounts receivable — related party	2,556	1,778
Prepaid expenses	2,560	1,915
Other current assets	859	954
Other current assets — related party	196	343
Total current assets	23,523	20,987
Property and equipment, net	141,232	147,737
Intangible assets, net	70,947	74,099
Goodwill	—	33,589
Operating lease right-of-use assets	13,253	11,804
Other non-current assets	1,770	1,335
Other non-current assets — related party	375	15
Total assets	$251,100	$289,566

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$3,190	$3,087
Accounts payable and accrued expenses — related party	951	465
Deferred revenue	4,616	6,104
Deferred revenue — related party	1,395	1,482
Operating lease liabilities, current	5,212	4,649
Other current liabilities	6,289	3,150
Total current liabilities	21,653	18,937
Long-term debt, net	221,859	217,651
Deferred income tax liabilities, net	90	458
Operating lease liabilities, non-current	8,219	7,386
Other non-current liabilities	7,397	4,078
Total liabilities	259,218	248,510
Commitments and contingencies
Partners’ capital
Common units (26,843,674 and 24,411,892 outstanding at March 31, 2020 and December 31, 2019, respectively)	(5,286)	61,013
Subordinated units (2,092,709 outstanding at December 31, 2019)	—	(22,597)
General partner units (461,136 outstanding at March 31, 2020 and December 31, 2019)	1,817	2,767
Accumulated other comprehensive loss	(4,649)	(127)
Total partners’ capital	(8,118)	41,056
Total liabilities and partners’ capital	$251,100	$289,566

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Three Months Ended March 31,
	2020		2019
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at January 1,	24,411,892	$61,013	21,916,024	$107,903
Conversion of units	2,092,709	(23,423)	2,131,459	(19,631)
Common units issued for vested phantom units	339,073	(1,788)	360,590	(1,821)
Net income (loss)	—	(33,195)	—	1,054
Unit based compensation expense	—	1,571	—	1,289
Distributions	—	(9,464)	—	(8,255)
Ending balance at March 31,	26,843,674	(5,286)	24,408,073	80,539
Class A units
Beginning balance at January 1,	—	—	38,750	1,018
Conversion of units	—	—	(38,750)	(1,018)
Unit based compensation expense	—	—	—	14
Distributions	—	—	—	(14)
Ending balance at March 31,	—	—	—	—
Subordinated units
Beginning balance at January 1,	2,092,709	(22,597)	4,185,418	(39,723)
Conversion of units	(2,092,709)	23,423	(2,092,709)	20,637
Net income (loss)	—	(15)	—	101
Unit based compensation expense	—	—	—	2
Distributions	—	(811)	—	(1,572)
Ending balance at March 31,	—	—	2,092,709	(20,555)
General Partner units
Beginning balance at January 1,	461,136	2,767	461,136	3,275
Net income (loss)	—	(571)	—	164
Unit based compensation expense	—	1	—	—
Distributions	—	(380)	—	(292)
Ending balance at March 31,	461,136	1,817	461,136	3,147
Accumulated other comprehensive income (loss)
Beginning balance at January 1,		(127)		(3,009)
Cumulative translation adjustment		(4,522)		1,415
Ending balance at March 31,		(4,649)		(1,594)
Total partners’ capital at March 31,		$(8,118)		$61,537

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION
USD Partners LP and its consolidated subsidiaries, collectively referred to herein as we, us, our, the Partnership and USDP, is a fee-based, growth-oriented master limited partnership formed in 2014 by US Development Group, LLC, or USD, through its wholly-owned subsidiary, USD Group LLC, or USDG. We were formed to acquire, develop and operate midstream infrastructure and complementary logistics solutions for crude oil, biofuels and other energy-related products. We generate substantially all of our operating cash flows from multi-year, take-or-pay contracts with primarily investment grade customers, including major integrated oil companies, refiners and marketers. Our network of crude oil terminals facilitate the transportation of heavy crude oil from Western Canada to key demand centers across North America. Our operations include railcar loading and unloading, storage and blending in onsite tanks, inbound and outbound pipeline connectivity, truck transloading, as well as other related logistics services. We also provide our customers with leased railcars and fleet services to facilitate the transportation of liquid hydrocarbons and biofuels by rail. We do not generally take ownership of the products that we handle, nor do we receive any payments from our customers based on the value of such products. We may on occasion enter into buy-sell arrangements in which we take temporary title to commodities while in our terminals. These arrangements are typically at fixed prices where we do not take commodity price exposure.
A substantial amount of the operating cash flows related to the terminalling services that we provide are generated from take-or-pay contracts with minimum monthly commitment fees and, as a result, are not directly related to actual throughput volumes at our crude oil terminals. Throughput volumes at our terminals are primarily influenced by the difference in price between Western Canadian Select, or WCS, and other grades of crude oil, commonly referred to as spreads, rather than absolute price levels. WCS spreads are influenced by several market factors, including the availability of supplies relative to the level of demand from refiners and other end users, the price and availability of alternative grades of crude oil, the availability of takeaway capacity, as well as transportation costs from supply areas to demand centers.
Recent Events
In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in March 2020, the World Health Organization declared that the spread of COVID-19 qualified as a global pandemic. The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement worldwide. In addition, in March 2020, members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil producing countries (“OPEC+”) failed to agree on oil production levels, which led to a substantial decline in oil prices and an increasingly volatile market. In April 2020, even though OPEC+ announced that it had reached an agreement to cut production by 9.7 million barrels per day, oil prices did not increase. As a result of these factors, there has been a significant reduction in demand for and prices of crude oil and natural gas liquids.
If the current depressed pricing environment continues for an extended period, it may lead to the potential impairment of long-lived assets and customer demand for our services may also be negatively impacted. Any material non-payment or nonperformance by any of our key customers resulting from the current market conditions could have a material adverse effect on our business, financial condition, and results of operations in future periods.
As a result of the overall downturn in the crude market and the decline in the demand for petroleum products, in March 2020, we tested the goodwill associated with our Casper terminal for impairment, which resulted in an impairment loss recognized for the three months ended March 31, 2020. Refer to Note 8. Goodwill and intangible assets for further discussion of the impairment loss at the Casper terminal.
In addition, in March 2020, United States legislation referred to as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law. The CARES Act is an emergency economic stimulus package enacted in response to the coronavirus outbreak which, among other measures, contains numerous income tax provisions. Refer to Note 15. Income Taxes for further discussion of the impact of the CARES Act to our income taxes.
Basis of Presentation
Our accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of our management, they contain all adjustments, consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of March 31, 2020, our results of operations for the three months ended March 31, 2020 and 2019, and our cash flows for the three months ended March 31, 2020 and 2019. We derived our consolidated balance sheet as of December 31, 2019 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our results of operations for the three months ended March 31, 2020 and 2019 should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, changes in the fair market value of our derivative instruments and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Foreign Currency Translation
We conduct a substantial portion of our operations in Canada, which we account for in the local currency, the Canadian dollar. We translate most Canadian dollar denominated balance sheet accounts into our reporting currency, the U.S. dollar, at the end of period exchange rate, while most accounts in our statement of operations are translated into our reporting currency based on the average exchange rate for each monthly period. Fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar can create variability in the amounts we translate and report in U.S. dollars.
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

2. RECENT ACCOUNTING PROUNOUNCEMENTS
Recently Adopted Accounting Pronouncements
Intangibles - Goodwill and Other
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
We adopted the provisions of ASU 2017-04 on January 1, 2020. In March 2020, we tested the goodwill associated with our Casper terminal for impairment due to there being circumstances that suggested the fair value of the Casper reporting unit was less than its carrying amount. The circumstances identified related to the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reductions of expected throughput levels and changes in expectations for current and future contracts at the Casper terminal. Refer to Note 1. Organization and Basis of Presentation — Current Events for more information. This standard requires us to recognize an impairment loss for the amount by which the carrying amount of our Casper terminal exceeds the fair value of the terminal. Accordingly, we have recognized an impairment loss in our goodwill asset for the three months ended March 31, 2020. Refer to Note 8. Goodwill and Intangible assets for more information.
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

3. NET INCOME (LOSS) PER LIMITED PARTNER INTEREST
We allocate our net income (loss) among our general partner and limited partners using the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, we allocate our net income (loss) and any net income (loss) in excess of distributions to our limited partners, our general partner and the holder of the incentive distribution rights, or IDRs, according to the distribution formula for available cash as set forth in our partnership agreement. We allocate any distributions in excess of earnings for the period to our limited partners and general partner based on their respective proportionate ownership interests in us, as set forth in our partnership agreement after taking into account distributions to be paid with respect to the IDRs. The formula for distributing available cash as set forth in our partnership agreement is as follows:

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Thereafter	Amounts above $0.431250	50%	50%

(1)Assumes our general partner maintains a 2% general partner interest in us.

We determined basic and diluted net income (loss) per limited partner unit as set forth in the following tables:

	For the Three Months Ended March 31, 2020
	Common Units	Subordinated Units (7)	Class A Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net loss attributable to general and limited partner interests in USD Partners LP (1)	$(33,195)	$(15)	$—	$(571)	$(33,781)
Less: Distributable earnings (2)	3,129	—	—	54	3,183
Distributions in excess of earnings	$(36,324)	$(15)	$—	$(625)	$(36,964)
Weighted average units outstanding (3)	25,516	1,150	—	461	27,127
Distributable earnings per unit (4)	$0.12	$—	$—
Overdistributed earnings per unit (5)	(1.42)	(0.01)	—
Net loss per limited partner unit (basic and diluted) (6)	$(1.30)	$(0.01)	$—

(1)Represents net loss allocated to each class of units based on the actual ownership of the Partnership during the period. There were no amounts attributed to the general partner for its incentive distribution rights.
(2)Represents the distributions payable for the period based upon the quarterly distribution amounts of $0.111 per unit or $0.444 on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $152 thousand distributable to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
(3)Represents the weighted average units outstanding for the period.
(4)Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.
(5)Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.
(6)Our computation of net income per limited partner unit excludes the effects of 1,367,678 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
(7)In February 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final vesting tranche of 38,750 Class A units vested and were converted into Common units. Additionally, in February 2020, the final tranche of 2,092,709 subordinated units were converted into common units. Refer to Note 17. Partners Capital for more information.

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

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $141 thousand attributed to the general partner for its incentive distribution rights.
(2)Represents the distributions paid for the period based upon the quarterly distribution amount of $0.3625 per unit, or $1.45 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $469 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners Amended and Restated LP 2014 Long-Term Incentive Plan.
(3)Represents the weighted average units outstanding for the period.
(4)Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.
(5)Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.
(6)Our computation of net income per limited partner unit excludes the effects of 1,292,474 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.

(7)In February 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final vesting tranche of 38,750 Class A units vested and were converted into Common units. Refer to Note 17. Partners Capital for more information.
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

	Three Months Ended March 31, 2020
	U.S.	Canada	Total
	(in thousands)
Third party	$7,049	$17,858	$24,907
Related party	$2,305	$2,994	$5,299

	Three Months Ended March 31, 2019
	U.S.	Canada	Total
	(in thousands)
Third party	$8,720	$11,738	$20,458
Related party	$2,374	$4,536	$6,910
Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our terminalling and fleet services agreements as of March 31, 2020 are as follows for the periods indicated:

	For the nine months ending December 31, 2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Terminalling Services (1) (2) (3)	$75,245	$96,071	$72,491	$36,761	$146,460	$427,028
Fleet Services	772	1,016	1,269	38	8	3,103
Total	$76,017	$97,087	$73,760	$36,799	$146,468	$430,131

(1) A significant portion of our terminalling services agreements are denominated in Canadian dollars. We have converted the remaining performance obligations associated with these Canadian dollar-denominated contracts using the year-to-date average exchange rate of 0.7456 U.S. dollars per each Canadian dollar at March 31, 2020.
(2) Includes fixed monthly minimum commitment fees per contracts and excludes constrained estimates of variable consideration for rate-escalations associated with an index, such as the consumer price index, as well as any incremental revenue associated with volume activity above the minimum volumes set forth within the contracts. Also excludes constrained variable consideration included in certain of our terminalling services agreements that is based on crude oil pricing index differentials.
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
We had the following amounts outstanding associated with our contract assets on our consolidated balance sheets in the financial statement line items presented below in the following table for the indicated periods:

	March 31, 2020	December 31, 2019
	(in thousands)
Other current assets	$261	$171
Other current assets — related party	$121	$264

Deferred Revenue
Our deferred revenue is a form of a contract liability and consists of amounts collected in advance from customers associated with their terminalling and fleet services agreements and deferred revenues associated with make-up rights, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We currently recognize substantially all of the amounts we receive for minimum volume commitments as revenue when collected, since breakage associated with these make-up rights is currently 100% based on our experience and expectations around usage of these options. Accordingly, we had no deferred revenues at March 31, 2020 for estimated breakage associated with the make-up rights options we granted to our customers.
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
We have the following amounts outstanding associated with our deferred revenue on our consolidated balance sheets in the financial statement line items presented below in the following table for the indicated periods:

	March 31, 2020	December 31, 2019
	(in thousands)
Deferred revenue	$4,616	$6,104
Deferred revenue — related party (1)	$985	$1,072
Other non-current liabilities	$5,095	$3,391
(1) Includes deferred revenue associated with customer prepayments from related parties. Refer to Note 12. Transactions with Related Parties for additional discussion of deferred revenues associated with related parties. Excludes deferred revenue from related parties associated with our fleet leases discussed below.

The following table presents the changes associated with the balance of our deferred revenue for the three months ended March 31, 2020:

	December 31, 2019	Cash Additions for Customer Prepayments	Revenue Recognized	March 31, 2020
	(in thousands)
Customer prepayments	$6,104	$4,616	$(6,104)	$4,616
Customer prepayments — related party (1)	$1,072	$985	$(1,072)	$985
Other contract liabilities	$3,391	$1,704	$—	$5,095

(1) Includes deferred revenue associated with customer prepayments from related parties. Refer to Note 12. Transactions with Related Parties for additional discussion of deferred revenues associated with related parties. Excludes deferred revenue from related parties associated with our fleet leases discussed below.
Deferred Revenue — Fleet Leases
Our deferred revenue also includes advance payments from customers of our Fleet services business, which will be recognized as Fleet leases revenue when earned pursuant to the terms of our contractual arrangements. We have likewise prepaid the rent on railcar leases that are associated with the deferred revenues of our fleet services business, which we will recognize as expense concurrently with our recognition of the associated revenue. We have included $0.4 million at March 31, 2020 and December 31, 2019, in “Deferred revenue — related party” on our consolidated balance sheets associated with customer prepayments for our fleet lease agreements. Refer to Note 7. Leases for additional discussion of our lease revenues.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amounts shown in our consolidated statements of cash flows for the specified periods:

	March 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$4,622	$3,069
Restricted Cash	8,200	5,655
Total cash, cash equivalents and restricted cash	$12,822	$8,724

6. PROPERTY AND EQUIPMENT
Our property and equipment is comprised of the following asset classifications as of the dates indicated:

	March 31, 2020	December 31, 2019	Estimated Depreciable Lives (Years)
	(in thousands)
Land	$9,986	$10,224	N/A
Trackage and facilities	120,764	126,008	10-30
Pipeline	32,735	32,916	20-30
Equipment	16,479	16,857	3-20
Furniture	62	66	5-10
Total property and equipment	180,026	186,071
Accumulated depreciation	(39,489)	(38,919)
Construction in progress (1)	695	585
Property and equipment, net	$141,232	$147,737

(1)The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that has not been placed into productive service as of the respective consolidated balance sheet date. We had no capitalized interest costs for the three months ended March 31, 2020 and $138 thousand for the same period in 2019.
Depreciation expense associated with property and equipment totaled $2.3 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.

7. LEASES
We have noncancellable operating leases for railcars, buildings, storage tanks, offices, railroad tracks, and land.

Three Months Ended March 31, 2020
Weighted-average discount rate	5.8%
Weighted average remaining lease term in years	2.58
Our total lease cost consisted of the following items for the dates indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating lease cost	$1,486	$1,484
Short term lease cost	45	47
Variable lease cost	9	—
Sublease income	(1,341)	(1,333)
Total	$199	$198

The maturity analysis below presents the undiscounted cash payments we expect to make each period for property that we lease from others under noncancellable operating leases as of March 31, 2020 (in thousands):

2020	$4,457
2021	5,509
2022	4,506
2023	22
Total lease payments	$14,494
Less: imputed interest	(1,063)
Present value of lease liabilities	$13,431
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

	Three Months Ended March 31,
	2020	2019
	(in thousands, except weighted average term)
Lease income (1)	$2,186	$2,565
Weighted average remaining lease term in years		2.55

(1)Lease income associated with crude oil storage tanks we lease to customers of our terminals totaling $1.2 million and $1.6 million is included in “Terminalling services” revenues on our consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively.
The maturity analysis below presents the undiscounted future minimum lease payments we expect to receive from customers each period for property they lease from us under noncancellable operating leases as of March 31, 2020 (in thousands):

2020	$6,557
2021	8,290
2022	5,354
Total	$20,201

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. Our goodwill originated from our acquisition of the Casper terminal, which is included in our Terminalling services segment.
We test goodwill for impairment annually based on the carrying values of our reporting units on the first day of the third quarter of each year or more frequently if events or changes in circumstances suggest that the fair value of a reporting unit is less than its carrying value. In March 2020, we tested the goodwill associated with our Casper terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reductions of expected throughput levels and changes in expectations for current and future contracts at the Casper terminal. Refer to Note 1. Organization and Basis of Presentation — Current Events for more information.

The critical assumptions used in our analysis include the following:
1) a weighted average cost of capital of 12%;
2) a capital structure consisting of approximately 65% debt and 35% equity based on the capital structure of market participants;
3) a range of EBITDA multiples derived from equity prices of public companies with similar operating and investment characteristics, from 7.25x to 8.25x;
4) a range of EBITDA multiples for transactions based on actual sales and purchases of comparable businesses, from 8.0x to 9.0x; and
5) a range of incremental volumes expected at our Casper terminal of approximately 4,000 to 25,000 bpd for terminalling and storage services resulting from the anticipated successful completion of the Enbridge DRA project in the second half of 2020 .
We measured the fair value of our Casper terminal reporting unit by using an income analysis, market analysis and transaction analysis with weightings of 50%, 25%and 25%, respectively. Our estimate of fair value required us to use significant unobservable inputs representative of a Level 3 fair value measurement, including assumptions related to the future performance of our Casper terminal.
We have determined that the carrying value of our Casper terminal reporting unit exceeded its fair value at March 31, 2020. Accordingly, we have recognized an impairment loss of $33.6 million in our goodwill asset and have included this charge in “Goodwill impairment loss” within our consolidated statement of operations for the three months ended March 31, 2020. For additional information see Note 2. Recent Accounting Pronouncements. As of March 31, 2020, we had no goodwill balance in our consolidated balance sheet.
Intangible Assets
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	March 31, 2020	December 31, 2019
	(in thousands)
Carrying amount:
Customer service agreements	$125,960	$125,960
Other	106	106
Total carrying amount	126,066	126,066
Accumulated amortization:
Customer service agreements	(55,073)	(51,923)
Other	(46)	(44)
Total accumulated amortization	(55,119)	(51,967)
Total intangible assets, net	$70,947	$74,099
Amortization expense associated with intangible assets totaled $3.2 million for the three months ended March 31, 2020 and 2019, respectively.
We determined the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reduction of expected throughput levels and changes in expectations for current and future contracts in our terminalling services at the Casper terminal was an event that required us to evaluate our Casper terminal asset group for impairment. We measured the fair value of our Casper terminal assets by using projections of the undiscounted cash flows expected to be derived from the operation and disposition of the Casper terminal asset.
The critical assumptions underlying our projections included the following:
1) a range of incremental volumes expected at our Casper terminal of approximately 4,000 to 25,000 bpd for terminalling and storage services resulting from the anticipated successful completion of the Enbridge DRA project in the second half of 2020;

2) expected volumes for our blended services business for distribution to local refiners;
3) a 15 year remaining useful life of the primary asset, represented by our property and equipment of the Casper terminal asset group; and
4) a residual value of 8.0x projected cash flows for the Casper terminal at the end of the 15 year remaining life of the primary asset.
Our projections of the undiscounted cash flows expected to be derived from the operation and disposition of the Casper terminal asset group exceeded the carrying value of the asset group as of March 31, 2020, the date of our evaluation, indicating cash flows were expected to be sufficient to recover the carrying value of the Casper terminal asset group. Accordingly, we have not recognized any impairment of our asset.

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
Our long-term debt balances included the following components as of the specified dates:

	March 31, 2020	December 31, 2019
	(in thousands)
Revolving Credit Facility	$224,000	$220,000
Less: Deferred financing costs, net	(2,141)	(2,349)
Total long-term debt, net	$221,859	$217,651
We determined the capacity available to us under the terms of our Credit Agreement was as follows as of the specified dates:

	March 31, 2020	December 31, 2019
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$385.0	$385.0
Less: Revolving Credit Facility amounts outstanding	224.0	220.0
Available under the Credit Agreement based on capacity	$161.0	$165.0
Available under the Credit Agreement based on covenants (1)	$22.9	$28.8

(1) Pursuant to the terms of our Credit Agreement, our borrowing capacity, currently, is limited to 4.5 times our trailing 12-month consolidated EBITDA, which equates to $22.9 million and $28.8 million of borrowing capacity available at March 31, 2020 and December 31, 2019, respectively.

The weighted average interest rate on our outstanding indebtedness was 3.55% and 4.24% at March 31, 2020 and December 31, 2019, respectively, without consideration to the effect of our derivative contracts. In addition to the interest we incur on our outstanding indebtedness, we pay commitment fees of 0.50% on unused commitments, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. We had interest payable of $1.1 million and $0.6 million at March 31, 2020 and December 31, 2019, respectively, recorded in “Other current liabilities” in our consolidated balance sheets. At March 31, 2020, we were in compliance with the covenants set forth in our Credit Agreement.
Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Interest expense on the Credit Agreement	$2,532	$2,875
Capitalized interest on construction in progress	—	(138)
Amortization of deferred financing costs	207	450
Total interest expense	$2,739	$3,187

10. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred pipeline fees of $6.3 million and $5.1 million for the three months ended March 31, 2020 and 2019, respectively, which are presented as “Pipeline fees” in our consolidated statements of operations. We have included a liability related to this agreement in “Other Current Liabilities” on our consolidated balance sheets of $2.4 million and $1.2 million at March 31, 2020 and December 31, 2019, respectively.

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
The following table summarizes the total assets and liabilities between us and the VIEs as reflected in our consolidated balance sheets at March 31, 2020 and December 31, 2019, as well as our maximum exposure to losses from entities in which we have a variable interest, but are not the primary beneficiary. Generally, our maximum exposure to losses is limited to amounts receivable for services we provided, reduced by any deferred revenues.

	March 31, 2020
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
During the quarter ended March 31, 2020, we provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.
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
USDG is the sole owner of our general partner and at March 31, 2020, owns 11,557,090 of our common units representing a 42.3% limited partner interest in us. As of March 31, 2020, a value of up to $10.0 million of these common units were pledged as collateral under USDG’s letter of credit facility. USDG also provides us with general and administrative support services necessary for the operation and management of our business.
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

Omnibus Agreement
We are party to an omnibus agreement with USD, USDG and certain of their subsidiaries, or Omnibus Agreement, including our general partner, pursuant to which we obtain and make payments for specified services provided to us and for out-of-pocket costs incurred on our behalf. We pay USDG, in equal monthly installments, the annual amount USDG estimates will be payable by us during the calendar year for providing services for our benefit. The Omnibus Agreement provides that this amount may be adjusted annually to reflect, among other things, changes in the scope of the general and administrative services provided to us due to a contribution, acquisition or disposition of assets by us or our subsidiaries, or for changes in any law, rule or regulation applicable to us, which affects the cost of providing the general and administrative services. We also reimburse USDG for any out-of-pocket costs and expenses incurred on our behalf in providing general and administrative services to us. This reimbursement is in addition to the amounts we pay to reimburse our general partner and its affiliates for certain costs and expenses incurred on our behalf for managing our business and operations, as required by our partnership agreement.
The total amounts charged to us under the Omnibus Agreement for the three months ended March 31, 2020 and 2019 was $2.0 million and $2.5 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of operations. We had a payable balance of $0.6 million and $0.4 million with respect to these costs at March 31, 2020 and December 31, 2019, respectively included in “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.
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
Hardisty Terminal Services Agreement
We entered into a terminal services agreement with USDTC II during the third quarter of 2019, whereby Hardisty South will provide terminalling services for a third-party customer of our Hardisty terminal for contracted capacity that exceeds the transloading capacity currently available, if needed. We incurred $2.0 million of expenses pursuant to the arrangement for the three months ended March 31, 2020, which amounts are included in “Operating and maintenance expense — related party” in our consolidated statements of operations. These costs represent the same rate, on a per barrel basis, that we received as revenue from our third-party customer, which is included in “Terminalling Services” revenue in our consolidated statements of operations. Additionally, in conjunction with this agreement, we recorded a contract asset of $375 thousand at March 31, 2020 on our consolidated balance sheet in “Other non-current assets — related party”, representing long-term prepaid expense associated with this agreement due to tiered billing provisions in the related terminalling services agreements.
Hardisty Shared Facilities Agreement
USDTC facilitates the provision of services on behalf of USDTC II pursuant to the terms of a shared facilities agreement, which includes all subcontracted railcar loading, operating, maintenance, pipeline and management services for the entire Hardisty terminal, including Hardisty South owned by USDTC II. USDTC passes through a proportionate amount of the cost of such services to USDTC II. Our financial statements only reflect the cost incurred by USDTC.
Related Party Revenue and Deferred Revenue
We have agreements to provide terminalling and fleet services for USDM with respect to our Hardisty terminal and terminalling services with respect to our Stroud terminal, which also include reimbursement to us for certain out-of-pocket expenses we incur.
USDM assumed the rights and obligations for terminalling capacity at our Hardisty terminal from another customer in June 2017 to facilitate the origination of crude oil barrels by the Stroud customer from our Hardisty terminal for delivery to the Stroud terminal. As a result of USDM assuming these rights and obligations and in order to accommodate the needs of the Stroud customer, the contracted term for the capacity held by USDM at our Hardisty terminal was extended from June 30, 2019 to June 30, 2020. USDM controls approximately 25% of the available monthly capacity of the Hardisty terminal at March 31, 2020. The terms and conditions of these agreements are similar to the terms and conditions of agreements we have with other parties at the Hardisty terminal that are not related to us.
In connection with our purchase of the Stroud terminal, we also entered into a Marketing Services Agreement with USDM, as discussed above. Pursuant to the terms of the agreement, we receive a fixed amount per barrel from USDM in exchange for marketing the additional capacity available at the Stroud terminal. We also received revenue for providing additional terminalling services at our Hardisty terminal to USDM pursuant to the terms of its existing agreements with us. Additionally, effective January 2019, we entered into a six month terminalling services agreement with USDM at our Casper terminal to maximize utilization of available terminalling and storage capacity by offering these services to customers on an uncommitted basis at current market rates. This agreement automatically renews for successive periods of six months on an evergreen basis unless otherwise canceled by either party. We include amounts received pursuant to these arrangements as revenue in the table below under “Terminalling services — related party” in our consolidated statements of operations. Additionally, we received revenue from USDM for the lease of 200 railcars pursuant to the terms of an existing agreement with us, which is included in the table below under “Fleet leases — related party” and “Fleet services — related party” and in our consolidated statements of operations.
Our related party revenues from USD and affiliates are presented below in the following table for the indicated periods:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Terminalling services — related party	$4,088	$5,638
Fleet leases — related party	984	984
Fleet services — related party	227	227
Freight and other reimbursables — related party	—	61
	$5,299	$6,910

We had the following amounts outstanding with USD and affiliates on our consolidated balance sheets as presented below in the following table for the indicated periods:

	March 31, 2020	December 31, 2019
	(in thousands)
Accounts receivable — related party	$2,556	$1,778
Accounts payable and accrued expenses — related party (1)	$339	$87
Other current and non-current assets — related party (2)	$571	$358
Deferred revenue — related party (3)	$1,395	$1,482

(1)Includes amounts payable to a related party pursuant to the Hardisty Terminal Services Agreement, discussed above, as well as other accounts payable related party amounts associated with our terminalling services business. Does not include amounts payable to related parties associated with the Omnibus Agreement, as discussed above.
(2)Includes a contract asset associated with a lease agreement with USDM and cumulative revenue that has been recognized in advance of billing the customer due to tiered billing provisions. Refer to Note 4. Revenue for further discussion. Also includes a contract asset associated with the Hardisty Terminal Services Agreement with USDTC II, as discussed above.
(3)Represents deferred revenues associated with our terminalling and fleet services agreements with USD and affiliates for amounts we have collected from them for their prepaid leases and prepaid minimum volume commitment fees.
Cash Distributions
We paid the following aggregate cash distributions to USDG as a holder of our common units and the sole owner of our subordinated units and to USD Partners GP LLC for their general partner interest and as holder of our IDRs.

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 30, 2020	February 10, 2020	February 19, 2020	$4,276	$372
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

	Three Months Ended March 31, 2020
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$24,235	$—	$—	$24,235
Terminalling services — related party	4,088	—	—	4,088
Fleet leases — related party	—	984	—	984
Fleet services	—	50	—	50
Fleet services — related party	—	227	—	227
Freight and other reimbursables	617	5	—	622
Freight and other reimbursables — related party	—	—	—	—
Total revenues	28,940	1,266	—	30,206
Operating costs
Subcontracted rail services	3,445	—	—	3,445
Pipeline fees	6,347	—	—	6,347
Freight and other reimbursables	617	5	—	622
Operating and maintenance	4,088	1,020	—	5,108
Selling, general and administrative	1,723	313	3,137	5,173
Goodwill impairment loss	33,589	—	—	33,589
Depreciation and amortization	5,422	—	—	5,422
Total operating costs	55,231	1,338	3,137	59,706
Operating loss	(26,291)	(72)	(3,137)	(29,500)
Interest expense	—	—	2,739	2,739
Loss associated with derivative instruments	—	—	2,873	2,873
Foreign currency transaction gain	(74)	(6)	(12)	(92)
Other income, net	(729)	—	(3)	(732)
Benefit from income taxes	(47)	(460)	—	(507)
Net income (loss)	$(25,441)	$394	$(8,734)	$(33,781)

	Three Months Ended March 31, 2019
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$19,998	$—	$—	$19,998
Terminalling services — related party	5,638	—	—	5,638
Fleet leases — related party	—	984	—	984
Fleet services	—	57	—	57
Fleet services — related party	—	227	—	227
Freight and other reimbursables	298	105	—	403
Freight and other reimbursables — related party	7	54	—	61
Total revenues	25,941	1,427	—	27,368
Operating costs
Subcontracted rail services	3,565	—	—	3,565
Pipeline fees	5,061	—	—	5,061
Freight and other reimbursables	305	159	—	464
Operating and maintenance	2,163	1,048	—	3,211
Selling, general and administrative	1,663	289	2,975	4,927
Goodwill impairment loss	—	—	—	—
Depreciation and amortization	4,734	—	—	4,734
Total operating costs	17,491	1,496	2,975	21,962
Operating income (loss)	8,450	(69)	(2,975)	5,406
Interest expense	—	—	3,187	3,187
Loss associated with derivative instruments	—	—	672	672
Foreign currency transaction loss (gain)	(41)	4	219	182
Other income, net	(24)	—	—	(24)
Provision for income taxes	67	3	—	70
Net income (loss)	$8,448	$(76)	$(7,053)	$1,319

Segment Adjusted EBITDA
The following tables present the computation of Segment Adjusted EBITDA, which is a measure determined in accordance with GAAP, for each of our segments for the periods indicated:

	Three Months Ended March 31,
Terminalling Services Segment	2020	2019
	(in thousands)
Net income (loss)	$(25,441)	$8,448
Interest income (1)	(21)	(7)
Depreciation and amortization	5,422	4,734
Provision for (benefit from) income taxes	(47)	67
Foreign currency transaction gain (2)	(74)	(41)
Loss associated with disposal of assets	—	8
Goodwill impairment loss	33,589	—
Other income	—	(17)
Non-cash deferred amounts (3)	437	(51)
Segment Adjusted EBITDA	$13,865	$13,141

(1) Represents interest income associated with our Terminalling Services segment that is included in “Other expense (income), net” in our consolidated statements of operations.
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

	Three Months Ended March 31,
Fleet Services Segment	2020	2019
	(in thousands)
Net income (loss)	$394	$(76)
Provision for (benefit from) income taxes	(460)	3
Foreign currency transaction loss (gain) (1)	(6)	4
Segment Adjusted EBITDA	$(72)	$(69)

(1) Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

15. INCOME TAXES
U.S. Federal and State Income Taxes
We are treated as a partnership for U.S. federal and most state income tax purposes, with each partner being separately taxed on their share of our taxable income. We have elected to classify one of our subsidiaries, USD Rail LP, as an entity taxable as a corporation for U.S. federal income tax purposes due to treasury regulations that do not permit the income of this subsidiary to be classified as “qualifying income” as such term is defined in §7704(d) of the Internal Revenue Code of 1986, as amended, or the Code. We are also subject to state franchise tax in the state of Texas, which is treated as an income tax under the applicable accounting guidance. Our U.S. federal income tax expense is based on the statutory federal income tax rate of 21%, as applied to USD Rail LP’s taxable losses of $0.1 million for the three months ended March 31, 2020 and 2019.

Foreign Income Taxes
Our Canadian operations are conducted through entities that are subject to Canadian federal and Alberta provincial income taxes. The Canadian federal income tax on business income is currently 15%. In June 2019, the Canadian province of Alberta enacted a tax rate decrease that reduces the tax rate on business income from the previous rate of 12% to an ultimate rate of 8% effective for 2022. The reduction in the tax rate on business income is phased in over three years beginning with a reduction to a rate of 11% effective July 1, 2019, with further reductions of 1% in each successive year until it reaches 8% on January 1, 2022. As a result, the effective tax rate on business income for Alberta businesses in 2020 is 10%.
We recognize income tax expense in our consolidated financial statements based upon enacted rates in effect for the periods presented. As such for the three months ended March 31, 2020, income tax expense for our Canadian operations is determined based upon the combined federal and provincial income tax rate of 25%, representing a 15% federal income tax rate and a 10% provincial income tax rate. For the three months ended March 31, 2019, income tax expense of our Canadian operations was determined based on the combined federal and provincial income tax rate of 27%. The combined income tax rate of 23%, representing a 15% federal income tax rate and an 8% provincial income tax rate, was used to compute the deferred income tax benefit, representing the impact of temporary differences that are expected to reverse in the future.
CARES Act
On March 27, 2020, the CARES Act was signed into law. The CARES Act is an emergency economic stimulus package enacted in response to the coronavirus outbreak which, among other measures, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for tax years ending before the date of enactment. For us, the most significant change included in the CARES Act was the impact to U.S. net operating loss carryback provisions. U.S. net operating losses incurred in tax years 2018, 2019, or 2020 can now be carried back to the preceding five tax years and may be used to fully offset taxable income (i.e. they are not subject to the 80 percent net income offset limitation of Section 172 of the Code).
As a result of these CARES Act changes, in the first quarter of 2020 we recognized a current tax benefit of $517 thousand for a claimable tax refund by carrying back U.S. net operating losses incurred in 2018, 2019, and the first quarter of 2020. We also recognized a one-time deferred tax expense of $46 thousand in the first quarter of 2020 due to the net effect of utilizing all U.S. net operating loss deferred tax assets and releasing the corresponding U.S. valuation allowance as of December 31, 2019. We expect to incur additional tax benefit in 2020 due to anticipated taxable losses. The tax impacts of the CARES Act were computed with the best available information, and will be adjusted after the 2019 and 2020 U.S. tax returns are finalized. However, we do not expect these adjustments to have a material change to the tax provision in future periods.
Estimated Annual Effective Income Tax Rate
The following table presents a reconciliation of our income tax based on the U.S. federal statutory income tax rate and our effective income tax rate:

	Three Months Ended March 31,
	2020		2019
	(in thousands)
Income tax expense (benefit) at the U.S. federal statutory rate	$(7,201)	21%	$292	21%
Amount attributable to partnership not subject to income tax	7,153	(21)%	(265)	(19)%
Foreign income tax rate differential	10	—%	23	2%
Other - CARES Act	(204)	1%	—	—%
State income tax expense	9	—%	3	—%
Change in valuation allowance	(274)	1%	17	1%
Provision for (benefit from) income taxes	$(507)	2%	$70	5%

We determined our year-to-date 2020 provision for income taxes using an estimated annual effective income tax rate of 2% on a consolidated basis for fiscal year 2020. This rate incorporates the applicable income tax rates of the various domestic and foreign tax jurisdictions to which we are subject.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Current income tax expense (benefit):
U.S. federal income tax benefit	$(517)	$—
State income tax expense	9	3
Canadian federal and provincial income taxes expense	353	316
Total current income tax expense (benefit)	(155)	319
Deferred income tax expense (benefit):
U.S. federal income tax expense	47	—
Canadian federal and provincial income taxes benefit	(399)	(249)
Total change in deferred income tax benefit	(352)	(249)
Provision for (benefit from) income taxes	$(507)	$70
Our deferred income tax assets and liabilities reflect the income tax effect of differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Major components of deferred income tax assets and liabilities associated with our operations were as follows as of the dates indicated:

	March 31, 2020
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Property and equipment	$—	$438	$438
Capital loss carryforwards	—	387	387
Operating loss carryforwards	—	—	—
Deferred income tax liabilities
Unbilled revenue	—	(481)	(481)
Prepaid expenses	(47)	—	(47)
Valuation allowance	—	(387)	(387)
Deferred income tax liability, net	$(47)	$(43)	$(90)

	December 31, 2019
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Property and equipment	$—	$272	$272
Capital loss carryforwards	—	$387	$387
Operating loss carryforwards	320	—	320
Deferred income tax liabilities
Unbilled revenue	—	(730)	(730)
Prepaid expenses	(46)	—	(46)
Property and equipment	—	—	—
Valuation allowance	(274)	(387)	(661)
Deferred income tax liability, net	$—	$(458)	$(458)
We had no loss carryforwards for U.S. federal tax purposes remaining at March 31, 2020. We had loss carryforwards of $1.5 million remaining as of December 31, 2019. We had loss carryforwards for Canadian tax purposes of $4.0 million and $4.3 million as of March 31, 2020 and December 31, 2019, respectively. A portion of our Canadian loss carryforward is for capital items that do not expire under currently enacted Canadian tax law, while $0.9 million of the carryforward amount relates to Canadian operating losses that will expire in 2034.
We are subject to examination by the taxing authorities for the years ended December 31, 2019, 2018 and 2017. We did not have any unrecognized income tax benefits or any income tax reserves for uncertain tax positions as of March 31, 2020 and December 31, 2019.
Refer to Note 19. Supplemental Cash Flow Information for information regarding amounts paid for income taxes.
16. DERIVATIVE FINANCIAL INSTRUMENTS
Our net income (loss) and cash flows are subject to fluctuations resulting from changes in interest rates on our variable rate debt obligations and from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar and the Canadian dollar. In limited circumstances, we may also hold long positions in the commodities we handle on behalf of our customers, which exposes us to commodity price risk. We use derivative financial instruments, including futures, forwards, swaps, options and other financial instruments with similar characteristics, to manage the risks associated with market fluctuations in interest rates, foreign currency exchange rates and commodity prices, as well as to reduce volatility in our cash flows. We have not historically designated, nor do we expect to designate, our derivative financial instruments as hedges of the underlying risk exposure. All of our financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into for speculative purposes.
Interest Rate Derivatives
We use interest rate derivative financial instruments to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. Under our Credit Agreement, one-month LIBOR is used as the index rate for the interest we are charged on amounts borrowed under our Revolving Credit Facility. Effective November 2017, we entered into a five-year interest rate collar contract with a $100 million notional value. The collar establishes a range where we will pay the counterparty if the one-month Overnight Index Swap, or OIS, falls below the established floor rate of 1.70%, and the counterparty will pay us if the one-month OIS rate exceeds the established ceiling rate of 2.50%. The collar settles monthly through the termination date in October 2022. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the predetermined ceiling or floor rate. Prior to February 2019, our interest rate collar contract discussed above was based on one-month LIBOR, which is being phased out by financial institutions in the United States.

Derivative Positions
We record all of our derivative financial instruments at their fair values in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	March 31, 2020	December 31, 2019
	(in thousands)
Other current liabilities	(1,392)	(139)
Other non-current liabilities	(2,302)	(687)
	$(3,694)	$(826)
We have not designated our derivative financial instruments as hedges of our interest rate exposure. As a result, changes in the fair value of these derivatives are recorded as “Loss associated with derivative instruments” in our consolidated statements of operations. The gains or losses associated with changes in the fair value of our derivative contracts do not affect our cash flows until the underlying contract is settled by making or receiving a payment to or from the counterparty. In connection with our derivative activities, we recognized the following amounts during the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Loss associated with derivative instruments	$2,873	$672
We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.
The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

			March 31, 2020	December 31, 2019
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Collar Agreements Maturing in 2022
Ceiling	$100,000,000	2.5%	$6	$83
Floor	$100,000,000	1.7%	(3,700)	(909)
Total			$(3,694)	$(826)
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

	March 31, 2020
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$1	$5	$(1,393)	$(2,307)	$(3,694)
Effects of netting arrangements	(1)	(5)	1	5	—
Fair value of derivatives — net presentation	$—	$—	$(1,392)	$(2,302)	$(3,694)

	December 31, 2019
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$—	$83	$(139)	$(770)	$(826)
Effects of netting arrangements	—	(83)	—	83	—
Fair value of derivatives — net presentation	$—	$—	$(139)	$(687)	$(826)
17. PARTNERS’ CAPITAL
Our common units represent and subordinated units represented limited partner interests in us. The holders of common units and subordinated units are entitled to participate in partnership distributions and to exercise the rights and privileges available to limited partners under our partnership agreement.
In February 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final vesting tranche of 38,750 Class A units vested and was converted into our common units. We determined that each vested Class A unit would receive one common unit at conversion based upon our distributions paid for the four preceding quarters. As a result, the final tranche of 38,750 Class A units were converted into 38,750 common units and no Class A units remain outstanding at March 31, 2020. Our Class A units were limited partner interests in us that entitled the holders to nonforfeitable distributions that were equivalent to the distributions paid with respect to our common units (excluding any arrearages of unpaid minimum quarterly distributions from prior quarters) and, as a result, were considered participating securities. Our Class A units did not have voting rights and vested in four equal annual installments over the four years following the consummation of our initial public offering, or IPO, only if we grew our annualized distributions each year. If we did not achieve positive distribution growth in any of those years, the Class A units that would otherwise vest for that year would be forfeited. The Class A units contained a conversion feature, which, upon vesting, provided for the conversion of the Class A units into common units based on a conversion factor that was tied to the level of our distribution growth for the applicable year. The conversion factor was 1.00 for the first vesting tranche, 1.50 for the second vesting tranche, 1.00 for the third vesting tranche and 1.00 for the fourth vesting tranche.
Our partnership agreement provides that, while any subordinated units remained outstanding, holders of our common units had the right to receive distributions of available cash from operating surplus each quarter in an amount equal to our minimum quarterly distribution per unit, plus (with respect to the common units) any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus were made on the subordinated units.
Subordinated units converted into common units on a one-for-one basis in separate sequential tranches. Each tranche was comprised of 20.0% of the subordinated units issued in conjunction with our IPO. Each separate tranche was eligible to convert on or after December 31, 2015 (but no more frequently than once in any twelve-month period), provided on such date: (i) distributions of available cash from operating surplus on each of the outstanding common units, Class A units, subordinated units and general partner units equaled or exceeded $1.15 per unit (the annualized minimum quarterly distribution) for the four quarter period immediately preceding that date; (ii) the adjusted operating surplus generated during the four quarter period immediately preceding that date equaled or exceeded the sum of $1.15 per unit (the annualized minimum quarterly distribution) on all of the common units, Class A units, subordinated units and general partner units outstanding during that period on a fully diluted basis; and (iii) there were no arrearages in the payment of the minimum quarterly distribution on our common units. For each successive tranche, the four quarter period specified in clauses (i) and (ii) above must have commenced after the four quarter period applicable to any prior tranche of subordinated units. In February 2020, pursuant to the terms set forth in our partnership agreement, we converted the fifth and final tranche of 2,092,709 of our subordinated units into common units upon satisfaction of the conditions established for conversion.
Pursuant to the terms of the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, which we refer to as the A/R LTIP, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting.

Equity-classified Phantom Units totaling 518,475 vested during the first three months in 2020, of which 339,073 were converted into our common units after 179,402 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 18. Unit Based Compensation.
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.2875 per unit ($1.15 per unit on an annualized basis) on all of our units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis. The amount of distributions we pay under our cash distribution policy and the decision to make any distribution are determined by our general partner. For the quarter ended March 31, 2020, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.111 per unit on all of our units.
18. UNIT BASED COMPENSATION
Class A units
Our Class A units vested annually over a four year period when established distribution growth target thresholds were met during each year of the four year vesting period. In February 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final vesting tranche of 38,750 Class A units vested based upon our distributions paid for the four preceding quarters and were converted on a basis of one common unit for each Class A unit. As a result, we converted 38,750 Class A units into 38,750 common units in 2019 and no Class A units remain outstanding at March 31, 2020.

	Three Months Ended March 31,
	2020	2019
Class A units outstanding at beginning of period	—	38,750
Vested	—	(38,750)
Forfeited	—	—
Class A units outstanding at end of period	—	—
We recognized compensation expense in “Selling, general and administrative” with regard to our Class A units for the following amounts during the periods presented:

	Three months ended March 31,
	2020	2019
	(in thousands)
Selling, general and administrative	$—	$14
For the three months ended March 31, 2020 and 2019 we had no forfeitures of Class A units. We elected to account for actual forfeitures as they occurred rather than applying an estimated forfeiture rate when determining compensation expense.
Each holder of a Class A unit was entitled to nonforfeitable cash distributions equal to the product of the number of Class A units outstanding for the participant and the cash distribution per unit paid to our common unitholders. These distributions were included in “Distributions” as presented in our consolidated statements of cash flows and our consolidated statement of partners’ capital. However, any distributions paid on Class A units that were forfeited were reclassified to unit based compensation expense when we determined that the Class A units were not expected to vest. We recognized no compensation expense for the three months ended March 31, 2020 or 2019, for distributions paid on Class A units that were forfeited.
Long-term Incentive Plan
In 2020 and 2019, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 694,140 and 633,637 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our A/R LTIP. At March 31, 2020, we had 942,829 Phantom Units remaining available for issuance. The Phantom Units are subject to all of the terms and conditions of the A/R LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount based on an allocation formula which included a percentage multiplier of the grantee’s base salary, among other factors, converted to a number of units based on the closing price of one of our common units preceding the grant date, as determined by the board of directors of our general partner and quoted on the NYSE.
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
The following tables present the award activity for our Equity-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2019	37,139	1,252,544	$11.34
Granted	40,065	594,912	$10.15
Vested	(37,139)	(481,336)	$10.84
Forfeited	—	(38,507)	$11.08
Phantom Unit awards at March 31, 2020	40,065	1,327,613	$10.98

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2018	34,611	1,130,685	$11.19
Granted	37,139	544,857	$11.37
Vested	(34,611)	(417,348)	$11.00
Forfeited	—	(2,859)	$10.94
Phantom Unit awards at March 31, 2019	37,139	1,255,335	$11.34

The following tables present the award activity for our Liability-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2019	12,177	44,620	$11.53
Granted	13,136	46,027	$10.15
Vested	(12,177)	—	$11.37
Phantom Unit awards at March 31, 2020	13,136	90,647	$10.76

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2018	11,348	29,265	$11.31
Granted	12,177	39,464	$11.37
Vested	(11,348)	—	$11.55
Phantom Unit awards at March 31, 2019	12,177	68,729	$11.32
The fair value of each Phantom Unit on the grant date is equal to the closing market price of our common units on the grant date. We account for the Phantom Unit grants to independent directors and employees of our general partner and its affiliates domiciled in Canada that are paid out in cash upon vesting, throughout the requisite vesting period, by revaluing the unvested Phantom Units outstanding at the end of each reporting period and recording a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of operations and recognizing a liability in “Other current liabilities” in our consolidated balance sheets. With respect to the Phantom Units granted to consultants, independent directors and employees of our general partner and its affiliates domiciled in the United States, we amortize the initial grant date fair value over the requisite service period using the straight-line method with a charge to compensation expense in “Selling, general and administrative” in our consolidated statements of operations, with an offset to common units within the Partners’ Capital section of our consolidated balance sheet.
For the three months ended March 31, 2020 and 2019, we recognized $1.6 million and $1.4 million, respectively, of compensation expense associated with outstanding Phantom Units. As of March 31, 2020, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $14.5 million, which we expect to recognize over a weighted average period of 2.85 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.
We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Equity-classified Phantom Units (1)	$477	$418
Liability-classified Phantom Units	21	15
Total	$498	$433

(1) We had $57 thousand and $7 thousand for the three months ended March 31, 2020 and 2019, respectively, to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited.

19. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash paid for income taxes	$317	$278
Cash paid for interest	$2,083	$2,820
Cash paid for operating leases	$1,885	$1,538

The following table provides supplemental information for the item labeled “Other” in the “Net cash provided by operating activities” section of our consolidated statements of cash flows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Loss associated with disposal of assets	$—	$8
Amortization of deferred financing costs	207	450
	$207	$458

Non-cash activities
Leases
We recorded $2.8 million of right-of-use lease assets and the associated liabilities on our consolidated balance sheet as of March 31, 2020, representing non-cash activities resulting from new or extended lease agreements. See Note 7. Leases for further discussion.
Non-cash Investing Activities
For the three months ended March 31, 2020 and 2019, we had non-cash investing activities for capital expenditures for property, plant and equipment that were financed through accounts payable and accrued expenses as presented in the table below for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Property, plant and equipment financed through accounts payable accrued liabilities	$(182)	$2,112

20. SUBSEQUENT EVENTS
Distribution to Partners
On April 23, 2020, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.111 per unit, or $0.444 per unit on an annualized basis, for the three months ended March 31, 2020. The distribution represents a decrease of $0.259 per unit, or 70.0% below the prior quarter distribution per unit, and is 61.4% under our minimum quarterly distribution per unit. The distribution will be paid on May 15, 2020, to unitholders of record at the close of business on May 5, 2020. The distribution will include payment of $1.7 million to our public common unitholders, $1.3 million to USDG as a holder of our common units and $51 thousand to USD Partners GP LLC as a holder of the general partner interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with the unaudited consolidated financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Among other things, those consolidated financial statements include more detailed information regarding the basis of presentation for the following discussion and analysis. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in this current report and subsequent Quarterly Reports on Form 10-Q. Please also read the “Cautionary Note Regarding Forward-Looking Statements” following the table of contents in this Report.
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
USD, along with its partner, Gibson, is also pursuing long-term solutions to transport heavier grades of crude oil produced in Western Canada through the construction of a Diluent Recovery Unit, or DRU, at the Hardisty terminal, which we expect will be placed into service in the second quarter of 2021. USD’s patented diluent recovery unit, or DRU, technology separates the diluent that has been added to the raw bitumen in the production process which meets two important market needs – it returns the recovered diluent for reuse in the Alberta market, reducing delivered costs for diluent, and it creates DRUbit™, a proprietary heavy Canadian crude oil specifically designed for rail transportation. DRUbit™ is crude oil or bitumen that has been returned to a more concentrated, viscous state that is classified as a non-hazardous, non-flammable commodity when transported by rail in Canada and the U.S. DRUbit™ is a market access solution that will satisfy demand for heavy Canadian crude oil on the U.S. Gulf Coast and in other markets at a cost that is economically competitive to the crude oil that is transported by pipeline today. In addition, USD is constructing a new destination terminal in Port Arthur, Texas for the DRUbit™ that will be transloaded at our Hardisty origination terminal.
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
COVID-19 and Crude Oil Pricing Environment Update
In December 2019, a novel coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization declared that the spread of COVID-19 qualified as a global pandemic. The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement worldwide. As a result, there has been a significant reduction in demand for and prices of crude oil, natural gas and natural gas liquids. In addition, in March 2020, members of the Organization of the Petroleum Exporting Countries, or OPEC, failed to agree on oil production levels, which led to a substantial decline in oil prices and an increasingly volatile market. In March and April 2020, domestic oil and natural gas producers announced dramatic reductions or curtailments of their development programs, as well as plans to shut-in production. In April 2020, even though OPEC announced that it had reached an agreement to cut production by 9.7 million barrels per day, oil prices did not increase. As concerns about domestic oil storage capacity being fully subscribed in May 2020 grew, on April 20, 2020, WTI oil futures priced at historic lows. Global demand for crude oil and petroleum products has decreased even further than levels that were anticipated in the recent production cuts agreed upon by OPEC and are expected to continue to decline or remain at low levels in 2020, as a result of the COVID-19 pandemic.
This decline has negatively impacted our customers and thereby limited our ability to grow our business. For example, as a result of the overall downturn in the crude market and the decline in the demand for petroleum products, in March 2020, we tested the goodwill associated with our Casper terminal for impairment, which resulted in an impairment loss. Declining demand for petroleum products could lead to delays or reductions of expected throughput levels and changes in expectations for current contracts in place at the Casper terminal. Refer to Part I. Item 1. Financial Statements, Note 8. Goodwill and intangible assets of this Report for further discussion of the impairment loss at the Casper terminal.
Furthermore, given the current uncertainty in the energy industry, the board of directors of our general partner elected to reduce the quarterly distribution per unit payable in May 2020 by 70% as compared to the distribution for the prior quarter as a proactive measure to strengthen our financial position and redeploy certain free cash flow to opportunistically de-lever. Refer to Liquidity and Capital Resources — Cash Requirement — Distributions for further discussion.
The broader implications of COVID-19 and the decline in oil and natural gas prices on our results of operations and overall financial performance remain uncertain. Currently, we expect to have sufficient liquidity to operate our business and remain in compliance with the financial covenants under our credit agreement, and we do not expect our customers to terminate existing contracts. However, if the pandemic and/or decline in oil prices continue, they may have an adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020. Given the unprecedented and evolving nature of the COVID-19 pandemic and the state of the commodity markets, we will continue to actively monitor their impact on our operations and financial condition. Refer to Item 1A. Risk Factors in this Report for further discussion.
Alberta Government Update
In December 2018, the Alberta Government announced that it would curtail crude oil and bitumen production by 325,000 bpd beginning January 1, 2019, to an allowed production level of 3.56 million bpd. The Alberta Government’s objective was to reduce inventory levels to a targeted level to ensure more economical prices for WCS. In late August 2019, the Alberta Government announced changes to the curtailment policy including extending the curtailment end date to December 31, 2020, with possible earlier termination. To date in 2020, the allowed production level under the curtailment has remained at 3.81 million bpd.
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
Impact of Current Market Events
Furthermore, the WCS to West Texas Intermediate, or WTI, crude oil spread narrowed to between $11-$25 per barrel during the first quarter of 2020 and has narrowed even further during the second quarter 2020, as a result of the decline in global oil demand described in COVID-19 and Crude Oil Pricing Environment Update discussed above. The narrowing of the WCS to WTI crude oil spread has resulted in a decrease in the utilization of our rail terminals by our customers to date in the second quarter of 2020.
Apportionment levels on the primary heavy crude oil pipelines of the largest export pipeline system from Western Canada to the U.S. averaged approximately 50% and apportionment on the light crude oil pipelines on the system averaged approximately 8% in the first quarter of 2020 (representing the percentage of barrels nominated that were not shipped due to pipeline capacity constraints). To date in the second quarter of 2020, apportionment levels on the primary heavy crude oil pipelines of the largest export pipeline system from Western Canada to the U.S. decreased to an average of approximately 20% and are expected to continue to decline due to the decline in global crude oil demand, as previously discussed. Inventory levels in Western Canada at the end of the first quarter of 2020 have decreased by approximately 22% compared to the levels that existed at the end of 2019. However, inventory levels in Western Canada have increased by approximately 12% to date in the second quarter of 2020 as compared with levels at the end of March 2020, as a result of the recent events, and are expected to continue to increase to maximum capacity levels.
Future WCS to WTI spreads published by Bloomberg through 2024 average approximately $14 per barrel, as a result of the decline in global oil demand previously discussed. Given the current market conditions, as production rationalization occurs, supply is expected to move closer in balance with pipeline takeaway capacity, with pipeline apportionment levels trending lower. As this occurs, crude by rail volumes from Western Canada to the United States are expected to decline in response in the near term.
Given these demand challenges, projects to increase export capacity have continued to experience significant regulatory delays. For example, the anticipated in-service date of Enbridge’s Line 3 Replacement project to upgrade and expand an existing pipeline delivering Western Canadian crude to U.S. markets in the second half of 2020 is now uncertain, due to regulatory issues on the U.S. portion of the pipeline. In March 2020, the government of Alberta announced that it had reached an agreement to invest $1.5 billion in equity investment in the Keystone XL crude oil pipeline project in 2020 followed by a $6 billion loan guarantee in 2021 in order to enable the completion of the project by 2023. However, in April 2020, a U.S. judge cancelled a key permit needed for the construction of the Keystone XL crude oil pipeline.
As inventory levels in Western Canada grow to maximum capacity as expected resulting from the recent events, we expect demand for and utilization of our rail terminals will increase as produced barrels will need to be exported, in the event relative price differentials make it economic to do so, which continues to remain uncertain and difficult to predict. In the long-term, we expect demand for rail capacity at our terminals to increase over the next several years and potentially longer if proposed pipeline developments do not meet currently planned timelines and regulatory or other challenges persist. Our Hardisty and Casper terminals, with established capacity and scalable designs, are well-positioned as strategic outlets to meet growing takeaway needs as Western Canadian crude oil supplies continue to exceed available pipeline takeaway capacity. Also, USD is pursuing long-term solutions to transport heavier grades of crude oil produced in Western Canada through the construction of a Diluent Recovery Unit, or DRU, at the Hardisty terminal, which could be placed into service in the second quarter of 2021. This project is expected to maximize benefits to producers, refiners and railroads. Additionally, we believe our Stroud terminal provides an advantageous rail destination for Western Canadian crude oil given the optionality provided by its connectivity to the Cushing hub and multiple refining centers across the United States. Rail also generally provides a greater ability to preserve the specific quality of a customer’s product relative to pipelines, providing value to a producer or refiner. We expect these advantages, including our recently established origin-to-destination capabilities, to continue to result in long-term contract extensions and expansion opportunities across our terminal network.

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
Our Hardisty terminal is an origination terminal where we load into railcars various grades of Canadian crude oil received from Gibson Energy Inc’s., or Gibson’s, Hardisty storage terminal. Our Hardisty terminal can load up to two 120-railcar unit trains per day and consists of a fixed loading rack with approximately 30 railcar loading positions, a unit train staging area and loop tracks capable of holding five unit trains simultaneously.
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
Our Casper terminal is a crude oil storage, blending and railcar loading terminal. The terminal currently offers six storage tanks with 900,000 barrels of total capacity, unit train-capable railcar loading capacity in excess of

100,000 bpd, as well as truck transloading capacity. Our Casper terminal is supplied with multiple grades of Canadian crude oil through a direct connection with the Express Pipeline. Additionally, the Casper terminal has a connection from the Platte terminal, where it has access to other pipelines and can receive other grades of crude oil, including locally sourced Wyoming sour crude oil. The Casper terminal can also receive volumes through one truck unloading station and is also equipped with one truck loading station. Additionally, to supplement the rail loading options from the terminal, we constructed an outbound pipeline connection from the Casper terminal to the nearby Platte terminal located at the termination point of the Express pipeline that was placed into service in December 2019.
Our West Colton terminal is a unit train-capable destination terminal that can transload up to 13,000 bpd of ethanol received from producers by rail onto trucks to meet local demand in the San Bernardino and Riverside County-Inland Empire region of Southern California. The West Colton terminal has 20 railcar offloading positions and three truck loading positions.
Fleet Services
We provide our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail on multi-year, take-or-pay terms under master fleet services agreements for initial periods ranging from five to nine years. We do not own any railcars. As of March 31, 2020, our railcar fleet consisted of 1,683 railcars, which we leased from various railcar manufacturers and financial entities, including 1,308 coiled and insulated, or C&I, railcars. We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 1,483 of the railcars to other parties, but we have retained certain rights and obligations with respect to the servicing of these railcars. The weighted average remaining contract life on our railcar fleet is 2.0 years as of March 31, 2020.
Under the master fleet services agreements, we provide customers with railcar-specific fleet services, which may include, among other things, the provision of relevant administrative and billing services, the repair and maintenance of railcars in accordance with standard industry practice and applicable law, the management and tracking of the movement of railcars, the regulatory and administrative reporting and compliance as required in connection with the movement of railcars, and the negotiation for and sourcing of railcars. Our customers typically pay us and our assignees monthly fees per railcar for these services, which include a component for fleet services.
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
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to evaluate our operations. When we evaluate our consolidated operations and related liquidity, we consider these metrics to be significant factors in assessing our ability to generate cash and pay distributions and include: (i) Adjusted EBITDA and DCF; (ii) operating costs; and (iii) volumes. We define Adjusted EBITDA and DCF below. When evaluating our operations at the segment level, we evaluate using Segment Adjusted EBITDA. Refer to Part I, Item 8. Financial Statements and Supplementary Data, Note 14. Segment Reporting.

Adjusted EBITDA and Distributable Cash Flow
We define Adjusted EBITDA as “Net cash provided by operating activities” adjusted for changes in working capital items, interest, income taxes, foreign currency transaction gains and losses, and other items which do not affect the underlying cash flows produced by our businesses. Adjusted EBITDA is a non-GAAP, supplemental financial measure used by management and external users of our financial statements, such as investors and commercial banks, to assess:

•our liquidity and the ability of our business to produce sufficient cash flow to make distributions to our unitholders; and
•our ability to incur and service debt and fund capital expenditures.
We define Distributable Cash Flow, or DCF, as Adjusted EBITDA less net cash paid for interest, income taxes and maintenance capital expenditures. DCF does not reflect changes in working capital balances. DCF is a non-GAAP, supplemental financial measure used by management and by external users of our financial statements, such as investors and commercial banks, to assess:
•the amount of cash available for making distributions to our unitholders;
•the excess cash flow being retained for use in enhancing our existing business; and
•the sustainability of our current distribution rate per unit.
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
The following table sets forth a reconciliation of Net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by operating activities	$11,717	$10,171
Add (deduct):
Amortization of deferred financing costs	(207)	(450)
Deferred income taxes	352	249
Changes in accounts receivable and other assets	1,803	(836)
Changes in accounts payable and accrued expenses	(898)	(788)
Changes in deferred revenue and other liabilities	(3,035)	(198)
Interest expense, net	2,715	3,180
Provision for (benefit from) income taxes	(507)	70
Foreign currency transaction loss (gain) (1)	(92)	182
Other income	—	(17)
Non-cash deferred amounts (2)	437	(51)
Adjusted EBITDA	12,285	11,512
Add (deduct):
Cash paid for income taxes	(317)	(278)
Cash paid for interest	(2,083)	(2,820)
Maintenance capital expenditures	(32)	—
Distributable cash flow	$9,853	$8,414

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
Our management seeks to maximize the profitability of our operations by effectively managing both our operating and maintenance expenses. As our terminal facilities and related equipment age, we expect to incur regular maintenance expenditures to maintain the operating capabilities of our facilities and equipment in compliance with sound business practices, our contractual relationships and regulatory requirements for operating these assets. We record these maintenance and other expenses associated with operating our assets in “Operating and maintenance” costs in our consolidated statements of operations.
Volumes
The amount of Terminalling services revenue we generate depends on minimum customer commitment fees and the throughput volume that we handle at our terminals in excess of those minimum commitments. These volumes are primarily affected by the supply of and demand for crude oil, refined products and biofuels in the markets served directly or indirectly by our assets. Additionally, these volumes are affected by the spreads between the benchmark prices for these products, which are influenced by, among other things, the available takeaway capacity in those markets. Although customers at our terminals have committed to minimum monthly fees under their terminal services agreements with us, which will generate the majority of our Terminalling services revenue, our results of operations will also be affected by:
•our customers’ utilization of our terminals in excess of their minimum monthly volume commitments;
•our ability to identify and execute accretive acquisitions and commercialize organic expansion projects to capture incremental volumes; and
•our ability to renew contracts with existing customers, enter into contracts with new customers, increase customer commitments and throughput volumes at our terminals, and provide additional ancillary services at those terminals.
General Trends and Outlook
We expect our business to continue to be affected by the key trends and recent developments discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition— Factors that May Impact Future Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results. The unprecedented nature of the COVID-19 pandemic, its impact on world economic conditions and the decline in the oil and natural gas markets have created increased uncertainty with respect to future conditions and our ability to accurately predict future results.
Casper Terminal Customer Contract Expirations and Goodwill Impairment
The final legacy terminalling services agreement at our Casper Terminal expired at the end of August 2019 and was not renewed or extended. We continue to seek other opportunities to enhance the utilization and profitability of the Casper terminal with other producers, refiners and marketers of crude oil. For example, in late 2018, we executed a three-year agreement with an investment-grade rated customer at the Casper Terminal. Additionally, we have entered into a two-year terminalling service agreement, effective January 1, 2020, which contains take-or-pay terms for storage services and variable fees associated with actual throughput volumes and other services. The revenue provided by these new agreements may be less predictable than the revenue historically provided by the legacy contracts, which were based on minimum volume commitments. We have not yet entered into arrangements to replace all of the revenue previously provided by the legacy contracts at the Casper Terminal. Our ability to secure additional commercial opportunities and replace the revenue previously generated under the expired contracts may be limited until Enbridge successfully completes its DRA project, which we now expect to occur sometime in the second half of 2020.
In Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — General Trends and Outlook — Casper Terminal Customer Contract Renewals and Expirations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we previously disclosed that we may recognize an impairment of the Casper terminal’s goodwill under certain conditions. In March 2020, in light of the overall downturn in the crude oil market and the decline in the demand for petroleum products, we tested the goodwill associated with our Casper terminal for impairment since such downturn could lead to delays or reductions of expected throughput levels and changes in expectations for current contracts in place at the Casper terminal. As a result of our impairment testing, we recognized an impairment loss of $33.6 million of goodwill associated with our Casper terminal for the three months ended March 31, 2020. Refer to Part I. Item 1. Financial Statements, Note 8. Goodwill and intangible assets of this Report for further discussion.
Factors Affecting the Comparability of Our Financial Results
The comparability of our current financial results in relation to prior periods are affected by the factors described below.
Casper Terminal Customer Contract Expirations and Goodwill Impairment
Our last legacy terminalling services agreement at our Casper Terminal expired at the end of August 2019 and was not renewed or extended. The expired agreement contributed $9.3 million to our “Terminalling Services” revenue and $6.5 million of Adjusted EBITDA during the twelve months preceding the expiration of the agreement. Furthermore, in March 2020, we tested the goodwill associated with our Casper terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reductions of expected throughput levels and changes in expectations for current contracts in place at the Casper terminal. As a result of our impairment testing, we recognized an impairment loss of $33.6 million for the three months ended March 31, 2020.
Income Tax
In June 2019, the Canadian Province of Alberta enacted a tax rate decrease that reduces the tax rate on business income from the previous rate of 12% to an ultimate rate of 8% effective for 2022. The reduction in the tax rate on business income will be phased in over three years beginning with a reduction to an 11% rate effective July 1, 2019, with further reductions of 1% in each successive year until it reaches 8% on January 1, 2022. As a result, the effective income tax rate on business income for Alberta businesses in 2020 is 10%. The rate in 2019 was 11.5%, representing a blended rate of 12% from January 1, 2019 through June 30, 2019 and 11% from July 1, 2019 through December 31, 2019.
CARES Act
On March 27, 2020, United States legislation referred to as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law. The CARES Act is an emergency economic stimulus package enacted in response to the coronavirus outbreak which, among other measures, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for tax years ending before the date of enactment. For us, the most significant change included in the CARES Act was the impact to U.S. net operating loss carryback provisions. U.S. net operating losses incurred in tax years 2018, 2019, or 2020 can now be fully carried back to the preceding five tax years and may be used to fully offset taxable income (i.e. they are not subject to the 80 percent net income offset limitation of Section 172 of the Code).
As a result of these CARES Act changes, in the first quarter of 2020 we recognized a current tax benefit of $517 thousand for a claimable tax refund by carrying back U.S. net operating losses incurred in 2018, 2019, and in the first quarter of 2020. We also recognized a one-time deferred tax expense of $46 thousand in the first quarter of

2020 due to the net effect of utilizing all U.S. net operating loss deferred tax assets and releasing the corresponding U.S. valuation allowance as of December 31, 2019. We expect to incur additional tax benefit in 2020 due to anticipated taxable losses. The tax impacts of the CARES Act were computed with the best available information, and will be adjusted after the 2019 and 2020 U.S. tax returns are finalized. However, we do not expect these adjustments to have a material change to the tax provision in future periods.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to aid in resource allocation decisions and to assess operational performance.
The following table summarizes our operating results by business segment and corporate charges for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating income (loss)
Terminalling services	$(26,291)	$8,450
Fleet services	(72)	(69)
Corporate and other	(3,137)	(2,975)
Total operating income (loss)	(29,500)	5,406
Interest expense	2,739	3,187
Loss associated with derivative instruments	2,873	672
Foreign currency transaction loss (gain)	(92)	182
Other income, net	(732)	(24)
Provision for (benefit from) income taxes	(507)	70
Net income (loss)	$(33,781)	$1,319
Summary Analysis of Operating Results
Changes in our operating results for the three months ended March 31, 2020, as compared with our operating results for the three months ended March 31, 2019, were primarily driven by:
•activities associated with our terminalling services business including:
◦higher revenues resulting from higher rates on certain of our terminalling services agreements at our Hardisty terminal that became effective July 1, 2019;
◦higher revenue associated with revenue that was recognized in the first quarter of 2020 that we previously deferred associated with the make-up right options we granted to customers of our Hardisty terminal;
◦lower operating income (loss) resulting from the conclusion of a contract at our Casper terminal in August 2019;
◦higher depreciation resulting from a revised estimate of the asset retirement obligation associated with the decommissioned San Antonio rail terminal that decreased depreciation expense in 2019 with no similar revision in 2020;
◦higher operating costs resulting from a non-cash impairment of the goodwill associated with our Casper terminal due to current economic conditions as a result of the COVID-19 pandemic, the overall downturn in the crude market and the decline in the demand for petroleum products.
•a decrease in interest expense due to lower weighted average interest rates partially offset by additional amounts outstanding on our credit facility;
•non-cash losses associated with declines in the fair value of our interest rate derivatives resulting from decreases in the interest rate index upon which the derivative values are based; and
•an increase in benefit from income taxes associated with our fleet services segment primarily related to net operating loss carrybacks made available by provisions in the CARES Act.

A comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS — BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenues
Terminalling services	$28,323	$25,636
Freight and other reimbursables	617	305
Total revenues	28,940	25,941
Operating costs
Subcontracted rail services	3,445	3,565
Pipeline fees	6,347	5,061
Freight and other reimbursables	617	305
Operating and maintenance	4,088	2,163
Selling, general and administrative	1,723	1,663
Goodwill impairment loss	33,589	—
Depreciation and amortization	5,422	4,734
Total operating costs	55,231	17,491
Operating income (loss)	(26,291)	8,450
Foreign currency transaction gain	(74)	(41)
Other income, net	(729)	(24)
Provision for (benefit from) income taxes	(47)	67
Net income (loss)	$(25,441)	$8,448
Average daily terminal throughput (bpd)	158,764	83,303
Three  months ended March 31, 2020 compared with three months ended March 31, 2019
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $3.0 million to $28.9 million for the three months ended March 31, 2020, as compared with $25.9 million for the three months ended March 31, 2019. This increase was primarily due to increased revenue at our Hardisty terminal resulting from higher rates included in some of our terminalling services agreements that became effective July 1, 2019 due to our re-contracting efforts. Additionally, we recognized revenue in the first quarter of 2020 that we previously deferred associated with the make-up right options we granted to customers of our Hardisty terminal, as the likelihood that the make-up right options will be utilized in future periods is now remote. These increases in revenues were partially offset by lower revenue at our Casper terminal resulting from the conclusion of a customer agreement in August 2019.
Our average daily terminal throughput increased 75,461 bpd to 158,764 bpd for the three months ended March 31, 2020, as compared with 83,303 bpd for the three months ended March 31, 2019. Our throughput volumes increased primarily due to the increased demand for export capacity by customers of our Hardisty terminal, a portion of which drives the demand for deliveries to our Stroud terminal and its connection to the Cushing oil hub. The increased demand associated with our Hardisty terminal resulted from increased Western Canadian crude oil production and constrained pipeline takeaway capacity out of the region during the first three months in 2020. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services. Increases in the average daily terminal throughput activity usually only affect revenue to the extent such amounts are in excess of the minimum monthly committed volumes. However, increases in actual and expected throughput activity can result in increases in the variable operating costs associated with our terminals, as discussed below.
Our terminalling services revenue for the three months ended March 31, 2020, would have been $0.2 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended March 31, 2020, was the same as the average exchange rate for the three months ended March 31, 2019. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7456 for the three months ended March 31, 2020 as compared with 0.7522 for the three months ended March 31, 2019.
Operating Costs
The operating costs of our Terminalling services segment increased $37.7 million to $55.2 million for the three months ended March 31, 2020, as compared with the $17.5 million for the three months ended March 31, 2019. The increase is primarily attributable to an impairment of our goodwill recognized in the first quarter of 2020 at our Casper terminal due to current economic conditions, an increase in operating and maintenance costs, higher pipeline fees and increased depreciation and amortization.
Our terminalling services operating costs for the three months ended March 31, 2020, would have been $0.1 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended March 31, 2020, was the same as the average exchange rate for the three months ended March 31, 2019.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty terminal less direct operating costs. Our pipeline fees increased $1.3 million to $6.3 million for the three months ended March 31, 2020, as compared with the three months ended March 31, 2019, primarily due to higher revenues at our Hardisty terminal. Additionally, we recognized pipeline fees during the first quarter of 2020, associated with revenue that we previously deferred associated with the make-up right options we granted to customers of our Hardisty terminal, since the likelihood that the make-up right options will be utilized in future periods is now remote.
Operating and maintenance. Operating and maintenance expense increased $1.9 million to $4.1 million for the three months ended March 31, 2020, as compared with $2.2 million the three months ended March 31, 2019. The increased operating and maintenance expenses are primarily due to expenses incurred pursuant to a new agreement with a related party for providing terminalling services on our behalf to a customer of our Hardisty terminal for contracted capacity that exceeds the current transloading capacity available at our Hardisty terminal. These costs represent the same rate, on a per barrel basis, that we received as revenue from our third-party customer.
Goodwill impairment loss. In March 2020, we tested the goodwill associated with our Casper terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products. As a result of our impairment testing, we recognized an impairment loss of $33.6 million for the three months ended March 31, 2020. Refer to Part I. Item 1. Financial Statements, Note 2. Recent Accounting Pronouncements and Note 8. Goodwill and intangible assets of this Quarterly Report for further discussion.
Depreciation and amortization. Depreciation and amortization expense increased $0.7 million to $5.4 million for the three months ended March 31, 2020, as compared with $4.7 million for the three months ended March 31, 2019. The increase is primarily due to a revised estimate of our asset retirement obligations, or ARO, that decreased depreciation and amortization expense in the first quarter of 2019 associated with our decommissioned San Antonio rail terminal with no comparable event in the first quarter of 2020.

Other Income
Other income, net. Other income increased $0.7 million for the three months ended March 31, 2020, as compared with the three months ended March 31, 2019. This increase is primarily attributable to income that we earned in 2020 as an incentive for railcar movements of a customer at our Hardisty terminal associated with new railroad incentive agreements.
FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenues
Fleet leases	$984	$984
Fleet services	277	284
Freight and other reimbursables	5	159
Total revenues	1,266	1,427
Operating costs
Freight and other reimbursables	5	159
Operating and maintenance	1,020	1,048
Selling, general and administrative	313	289
Total operating costs	1,338	1,496
Operating loss	(72)	(69)
Foreign currency transaction loss (gain)	(6)	4
Provision for (benefit from) income taxes	(460)	3
Net income (loss)	$394	$(76)
Three  months ended March 31, 2020 compared with three months ended March 31, 2019
Revenues from our Fleet services segment decreased $0.2 million to $1.3 million for the three months ended March 31, 2020, as compared with the three months ended March 31, 2019. The decrease in revenue was primarily attributable to fewer customer reimbursements to us for freight and other reimbursable charges that we have incurred on their behalf. The decrease in Freight and other reimbursables revenue was exactly offset by a corresponding decrease in Freight and other reimbursables operating costs for the same reason.
Our benefit for income taxes in the Fleet services segment increased $463 thousand to a benefit of $460 thousand for three months ended March 31, 2020 as compared with a provision for the three months ended March 31, 2019. This increase in benefit is due to a provision in the CARES Act that allows U.S. net operating losses incurred in tax years 2018, 2019, or 2020 to be carried back to the preceding five years and generate a tax refund. Under prior guidance, these net operating losses could only be carried forward.
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

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating costs
Selling, general and administrative	$3,137	$2,975
Operating loss	(3,137)	(2,975)
Interest expense	2,739	3,187
Loss associated with derivative instruments	2,873	672
Foreign currency transaction loss (gain)	(12)	219
Other income, net	(3)	—
Net loss	$(8,734)	$(7,053)
Three  months ended March 31, 2020 compared with three months ended March 31, 2019
Costs associated with our corporate activities increased $1.7 million to $8.7 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to non-cash losses associated with derivative instruments. We incurred a non-cash loss of $2.9 million on our interest rate derivatives for the three months ended March 31, 2020, as compared to a non-cash loss of $0.7 million for the same period in 2019. Partially offsetting the non-cash loss associated with derivative instruments was a decrease in “Interest expense.” Our interest expense costs decreased $0.4 million to $2.7 million due to a decrease in interest rates we were charged under our Credit Agreement, partially offset by a higher weighted average balance of debt outstanding during the three months ended March 31, 2020, as compared to the same period in 2019.

LIQUIDITY AND CAPITAL RESOURCES
Our principal liquidity requirements include:
•financing current operations;
•servicing our debt;
•funding capital expenditures, including potential acquisitions and the costs to construct new assets; and
•making distributions to our unitholders.
We have historically financed our operations with cash generated from our operating activities, borrowings under our Revolving Credit Facility and loans from our sponsor.
Liquidity Sources
We expect our ongoing sources of liquidity to include borrowings under our $385 million senior secured credit agreement, issuances of debt securities and additional partnership interests as well as cash generated from our operating activities. We believe that cash generated from these sources will be sufficient to meet our ongoing working capital and capital expenditure requirements and to make quarterly cash distributions for the next 12 months.
For information regarding our Credit Agreement, please see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part I. Item 1. Financial Statements, Note 9. Debt of this Quarterly Report.
The following table presents our available liquidity as of the dates indicated:

	March 31, 2020	December 31, 2019
	(in millions)
Cash and cash equivalents (1)	$4.6	$3.1
Aggregate borrowing capacity under Credit Agreement	385.0	385.0
Less: Revolving Credit Facility amounts outstanding	224.0	220.0
Available liquidity based on Credit Agreement capacity	$165.6	$168.1
Available liquidity based on Credit Agreement covenants (2)	$27.5	$31.9

(1) Excludes amounts that are restricted pursuant to our collaborative agreement with Gibson.
(2) Pursuant to the terms of our Credit Agreement, our borrowing capacity currently is limited to 4.5 times our trailing 12-month consolidated EBITDA, which equates to $22.9 million and $28.8 million of borrowing capacity available at March 31, 2020 and December 31, 2019, respectively.
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

Cash Flows
The following table and discussion summarize the cash flows associated with our operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$11,717	$10,171
Investing activities	(147)	(244)
Financing activities	(8,443)	(13,974)
Effect of exchange rates on cash	(989)	388
Net change in cash, cash equivalents and restricted cash	$2,138	$(3,659)
Operating Activities
Net cash provided by operating activities increased $1.5 million to $11.7 million for the three months ended March 31, 2020, as compared with the three months ended March 31, 2019. The increase in Net cash provided by operating activities was primarily due to the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.
Investing Activities
Net cash used in investing activities decreased to $0.1 million for the three months ended March 31, 2020 compared to $0.2 million for the three months ended March 31, 2019.
Financing Activities
Net cash used in financing activities decreased to $8.4 million for the three months ended March 31, 2020 from $14.0 million for the three months ended March 31, 2019. Our net proceeds from long-term debt during the three months ended March 31, 2020 were $6.0 million higher than the amounts we borrowed during the three months ended March 31, 2019. Partially offsetting these proceeds were cash distributions which exceeded amounts paid during the three months ended March 31, 2019.
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
Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital expenditures, or investment capital expenditures. Although we have not experienced significant maintenance capital expenditures in prior years, as the age and usage of our assets increase, we expect that costs we incur to maintain them in compliance with sound business practice, our contractual relationships and applicable regulatory requirements will likely increase. Some of these costs will be characterized as maintenance capital expenditures. We incurred $32 thousand for maintenance capital expenditures during the three months ended March 31, 2020.

Our total expansion capital expenditures for the three months ended March 31, 2020 were $0.1 million. We expect to fund future capital expenditures from cash on our balance sheet, cash flow generated from our operating activities, borrowings under our Credit Agreement and the issuance of additional partnership interests or long-term debt.
Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating, investing and distribution needs. During the three months ended March 31, 2020, we received proceeds from borrowings of $10.0 million on our Revolving Credit Facility which we used for general partnership purposes and made repayments of $6.0 million on our Revolving Credit Facility from cash flow in excess of our operating and investing needs.
Distributions
Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we do not have a legal obligation to distribute any particular amount per common unit.
For the quarter ended March 31, 2020, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.111 per unit on all of our units. Our current quarterly distribution of $0.111 per unit equates to $3.0 million per quarter, or $12.1 million per year, based on the number of common and general partner units outstanding as of May 5, 2020. This distribution represents a decrease of 70.0% from the distribution with respect to the fourth quarter of 2019. Given the current uncertainty in the energy industry, the board of directors made a proactive decision to strengthen our financial position by reducing our quarterly distribution and redeploying certain free cash flow to opportunistically de-lever.
The board of directors of our general partner may change our distribution policy or suspend distributions at any time and from time to time. Additionally, members of our general partner’s board of directors appointed by Energy Capital Partners, must approve any distributions made by us.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2019, that have had a material impact on our consolidated financial statements and related notes, other than as discussed below.
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
In assessing our ability to recover the carrying value of goodwill, we make critical assumptions that include but are not limited to:
1) our projections of future financial performance;
2) our expectations for contract renewals for existing and additional capacity with current customers;
3) our ability to expand our services and attract new customers;
4) our expected market weighted average cost of capital;
5) an expected range of EBITDA multiples derived from equity prices of public companies with similar operating and investment characteristics; and
6) an expected range of EBITDA multiples for transactions based on actual sales and purchases of comparable businesses.
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
In March 2020, we tested the goodwill associated with our Casper terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reductions of expected throughput levels and changes in expectations for current and future contracts at the Casper terminal.
The critical assumptions used in our analysis include the following:
1) a weighted average cost of capital of 12%;
2) a capital structure consisting of approximately 65% debt and 35% equity based on the capital structure of market participants;
3) a range of EBITDA multiples derived from equity prices of public companies with similar operating and investment characteristics, from 7.25x to 8.25x;
4) a range of EBITDA multiples for transactions based on actual sales and purchases of comparable businesses, from 8.0x to 9.0x; and
5) a range of incremental volumes expected at our Casper terminal of approximately 4,000 to 25,000 bpd for terminalling and storage services resulting from the anticipated successful completion of the Enbridge DRA project in the second half of 2020.
The key assumptions listed above were based upon economic and other operational conditions existing at or prior to our March 31, 2020 valuation date. Our weighted average cost of capital is subject to variability and is dependent upon such factors as changes in benchmark rates of interest established by the Federal Open Market Committee of the Federal Reserve Board, the British Bankers Association and other central banking regulatory authorities, as well as perceptions of risk and market uncertainty regarding our business, industry and those of our peers and our underlying capital structure. We expect our long-term underlying capital structure to approximate a weighting of 50% debt and 50% equity. Each of the above assumptions are likely to change due to economic uncertainty surrounding global and North American energy markets that are highly correlated with crude oil, natural gas and other energy-related commodity prices and other market factors.
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

As indicated above, our estimate of fair value for the Casper terminal reporting unit required us to use significant unobservable inputs representative of Level 3 fair value measurements, including assumptions related to the future performance of our Casper terminal. During the first quarter of 2020, we completed our goodwill impairment analysis and determined that the carrying value of the Casper terminal reporting unit exceeded its fair value at March 31, 2020. Accordingly, we have recognized an impairment loss of $33.6 million in our goodwill asset and have included this charge in “Goodwill impairment loss” within our consolidated statement of operations for the three months ended March 31, 2020. As of March 31, 2020, we had no goodwill balance in our consolidated balance sheet.
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
We determined the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reduction of expected throughput levels and changes in expectations for current and future contracts in our terminalling services at the Casper terminal was an event that required us to evaluate our Casper terminal asset group for impairment. We measured the fair value of our Casper terminal assets by using projections of the undiscounted cash flows expected to be derived from the operation and disposition of the Casper terminal asset.
The critical assumptions underlying our projections included the following:
1) a range of incremental volumes expected at our Casper terminal of approximately 4,000 to 25,000 bpd for terminalling and storage services resulting from the anticipated successful completion of the Enbridge DRA project in the second half of 2020
2) expected volumes for our blended services business for distribution to local refiners;
3) a 15 year remaining useful life of the primary asset, represented by our property and equipment of the Casper terminal asset group; and
4) a residual value of 8.0x projected cash flows for the Casper terminal at the end of the 15 year remaining life of the primary asset.
Our projections of the undiscounted cash flows expected to be derived from the operation and disposition of the Casper terminal asset group exceeded the carrying value of the asset group as of March 31, 2020, the date of our evaluation, indicating cash flows were expected to be sufficient to recover the carrying value of the Casper terminal asset group. Accordingly, we have not recognized any impairment of our asset.
To the extent that our assumptions as set forth above do not materialize, our projections of future financial performance underlying our cash flow projections for the Casper terminal could yield undiscounted cash flows and a fair value that indicate our long-lived assets are impaired. Moreover, these assumptions may change over time in response to the effects of the COVID-19 pandemic and the state of the commodity markets, which are inherently uncertain and difficult to predict.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We did not make any changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the ordinary course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The following risk factor is in addition to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019, which could affect our business, financial condition and results of operations.
The COVID-19 pandemic has adversely affected our ability to grow our business, and the ultimate effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of crude oil, natural gas and natural gas liquids. If the reduced demand for and prices of crude oil continues for a prolonged period, particularly if the global oversupply of crude oil also continues, our operations, financial condition and cash flows may be materially and adversely affected in the future.
Our operations also may be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We have already implemented workplace restrictions, including guidance for our employees to work remotely if able, in our offices and work sites for health and safety reasons and are continuing to monitor national, state and local government directives where we have operations and/or offices. Furthermore, the collapse in the demand for oil caused by this unprecedented global health and economic crisis has had, and is reasonably likely to continue to have, contributed to a decline in crude oil prices, which has negatively impacted our customers and thereby has limited our ability to grow our business.
Given the current challenges in our industry and world economic conditions, there is an increased chance that counterparties to our contracts do not perform their obligations, either as a result of an inability to pay or a claim that they are not required to pay (whether under a force majeure provision or otherwise). Such claims and interruptions in payment may have an adverse impact on our expected revenue under the applicable contract or cause us to incur additional expenses associated with a challenge to such nonpayment or claim, which revenue or expenses may be material.
The extent to which our operating and financial results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the COVID-19 pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors that we identify in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

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

10.1*††	Third Amendment to Facilities Connection Agreement between USD Terminals Canada ULC and Gibson Energy Infrastructure Partnership and USD Terminals Canada II ULC dated April 9, 2020.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

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

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	May 7, 2020	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	May 7, 2020	By:	/s/ Adam Altsuler
Adam Altsuler Senior Vice President and Chief Financial Officer (Principal Financial Officer)