Form 10-Q
period 2020-06-30
USD Partners LP
filed 2020-08-06
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of August 3, 2020, there were 26,844,337 common units and 461,136 general partner units outstanding.

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
Cautionary Note Regarding Forward-Looking Statements
This Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) the impact of the novel coronavirus (COVID-19) pandemic and related economic downturn and governmental regulations; (2) changes in general economic conditions and commodity prices; (3) the effects of competition, in particular, by pipelines and other terminalling facilities; (4) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (5) the supply of, and demand for, terminalling services for crude oil and biofuels; (6) the price and availability of debt and equity financing; (7) actions by third parties, including customers, lenders, construction-related services providers, and our sponsors; (8) hazards and operating risks that may not be covered fully by insurance; (9) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (10) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (11) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs or limit our operations; and (12) our ability to successfully identify and finance potential acquisitions and other growth opportunities. For additional factors that may affect our results, see “Risk Factors” and the other information included elsewhere in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, each of which is available to the public over the Internet at the website of the U.S. Securities and Exchange Commission, or SEC, (www.sec.gov) and at our website (www.usdpartners.com).

i

           PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited; in thousands of US dollars, except per unit amounts)
Revenues
Terminalling services	$22,309	$19,730	$46,544	$39,728
Terminalling services — related party	3,800	5,525	7,888	11,163
Fleet leases — related party	983	983	1,967	1,967
Fleet services	51	51	101	108
Fleet services — related party	228	228	455	455
Freight and other reimbursables	64	298	686	701
Freight and other reimbursables — related party	1	—	1	61
Total revenues	27,436	26,815	57,642	54,183
Operating costs
Subcontracted rail services	2,688	3,699	6,133	7,264
Pipeline fees	5,395	4,902	11,742	9,963
Freight and other reimbursables	65	298	687	762
Operating and maintenance	2,564	2,510	5,645	5,721
Operating and maintenance — related party	2,065	—	4,092	—
Selling, general and administrative	2,620	2,722	5,800	5,199
Selling, general and administrative — related party	1,835	2,225	3,828	4,675
Goodwill impairment loss	—	—	33,589	—
Depreciation and amortization	5,203	5,283	10,625	10,017
Total operating costs	22,435	21,639	82,141	43,601
Operating income (loss)	5,001	5,176	(24,499)	10,582
Interest expense	2,256	2,982	4,995	6,169
Loss associated with derivative instruments	332	1,074	3,205	1,746
Foreign currency transaction loss	1,150	20	1,058	202
Other expense (income), net	(111)	21	(843)	(3)
Income (loss) before income taxes	1,374	1,079	(32,914)	2,468
Provision for (benefit from) income taxes	188	128	(319)	198
Net income (loss)	$1,186	$951	$(32,595)	$2,270
Net income (loss) attributable to limited partner interests	$1,166	$774	$(32,044)	$1,929
Net income (loss) per common unit (basic and diluted)	$0.05	$0.03	$(1.22)	$0.07
Weighted average common units outstanding	26,844	24,410	26,180	23,739
Net income (loss) per subordinated unit (basic and diluted)	$—	$0.03	$(0.03)	$0.06
Weighted average subordinated units outstanding	—	2,093	575	2,671

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited; in thousands of US dollars)
Net income (loss)	$1,186	$951	$(32,595)	$2,270
Other comprehensive income (loss) — foreign currency translation	2,917	1,140	(1,605)	2,555
Comprehensive income (loss)	$4,103	$2,091	$(34,200)	$4,825

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
	(unaudited; in thousands of US dollars)
Cash flows from operating activities:
Net income (loss)	$(32,595)	$2,270
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,625	10,017
Loss associated with derivative instruments	3,205	1,746
Settlement of derivative contracts	(289)	1
Unit based compensation expense	3,265	2,996
Deferred income taxes	(541)	(403)
Other	414	707
Goodwill impairment loss	33,589	—
Changes in operating assets and liabilities:
Accounts receivable	690	(193)
Accounts receivable — related party	(746)	(671)
Prepaid expenses and other assets	(1,571)	(1,474)
Other assets — related party	(510)	40
Accounts payable and accrued expenses	(1,145)	2,052
Accounts payable and accrued expenses — related party	(87)	(43)
Deferred revenue and other liabilities	3,846	2,929
Deferred revenue — related party	(1,024)	(467)
Net cash provided by operating activities	17,126	19,507
Cash flows from investing activities:
Additions of property and equipment	(377)	(2,677)
Net cash used in investing activities	(377)	(2,677)
Cash flows from financing activities:
Distributions	(13,837)	(20,517)
Payments for deferred financing costs	—	(7)
Vested phantom units used for payment of participant taxes	(1,788)	(1,821)
Proceeds from long-term debt	10,000	20,000
Repayments of long-term debt	(12,000)	(13,000)
Other financing activities	—	(13)
Net cash used in financing activities	(17,625)	(15,358)
Effect of exchange rates on cash	438	605
Net change in cash, cash equivalents and restricted cash	(438)	2,077
Cash, cash equivalents and restricted cash — beginning of period	10,684	12,383
Cash, cash equivalents and restricted cash — end of period	$10,246	$14,460

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited; in thousands of US dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$3,093	$3,083
Restricted cash	7,153	7,601
Accounts receivable, net	4,515	5,313
Accounts receivable — related party	2,461	1,778
Prepaid expenses	2,129	1,915
Other current assets	995	954
Other current assets — related party	55	343
Total current assets	20,401	20,987
Property and equipment, net	140,976	147,737
Intangible assets, net	67,796	74,099
Goodwill	—	33,589
Operating lease right-of-use assets	11,948	11,804
Other non-current assets	2,663	1,335
Other non-current assets — related party	800	15
Total assets	$244,584	$289,566

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$1,633	$3,087
Accounts payable and accrued expenses — related party	374	465
Deferred revenue	5,531	6,104
Deferred revenue — related party	410	1,482
Operating lease liabilities, current	5,130	4,649
Other current liabilities	4,524	3,150
Total current liabilities	17,602	18,937
Long-term debt, net	216,066	217,651
Deferred income tax liabilities, net	31	458
Operating lease liabilities, non-current	6,961	7,386
Other non-current liabilities	9,542	4,078
Total liabilities	250,202	248,510
Commitments and contingencies
Partners’ capital
Common units (26,843,674 and 24,411,892 outstanding at June 30, 2020 and December 31, 2019, respectively)	(5,670)	61,013
Subordinated units (2,092,709 outstanding at December 31, 2019)	—	(22,597)
General partner units (461,136 outstanding at June 30, 2020 and December 31, 2019)	1,784	2,767
Accumulated other comprehensive loss	(1,732)	(127)
Total partners’ capital	(5,618)	41,056
Total liabilities and partners’ capital	$244,584	$289,566

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
THREE MONTHS CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Three Months Ended June 30,
	2020		2019
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at April 1,	26,843,674	$(5,286)	24,408,073	$80,539
Common units issued for vested phantom units	—	—	2,153	—
Net income	—	1,166	—	713
Unit based compensation expense	—	1,579	—	1,444
Distributions	—	(3,129)	—	(9,272)
Ending balance at June 30,	26,843,674	(5,670)	24,410,226	73,424
Subordinated units
Beginning balance at April 1,	—	—	2,092,709	(20,555)
Net income	—	—	—	61
Distributions	—	—	—	(796)
Ending balance at June 30,	—	—	2,092,709	(21,290)
General Partner units
Beginning balance at April 1,	461,136	1,817	461,136	3,147
Net income	—	20	—	177
Distributions	—	(53)	—	(316)
Ending balance at June 30,	461,136	1,784	461,136	3,008
Accumulated other comprehensive income (loss)
Beginning balance at April 1,		(4,649)		(1,594)
Cumulative translation adjustment		2,917		1,140
Ending balance at June 30,		(1,732)		(454)
Total partners’ capital at June 30,		$(5,618)		$54,688

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
SIX MONTHS CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Six Months Ended June 30,
	2020		2019
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at January 1,	24,411,892	$61,013	21,916,024	$107,903
Conversion of units	2,092,709	(23,423)	2,131,459	(19,631)
Common units issued for vested phantom units	339,073	(1,788)	362,743	(1,821)
Net income (loss)	—	(32,029)	—	1,767
Unit based compensation expense	—	3,150	—	2,733
Distributions	—	(12,593)	—	(17,527)
Ending balance at June 30,	26,843,674	(5,670)	24,410,226	73,424
Class A units
Beginning balance at January 1,	—	—	38,750	1,018
Conversion of units	—	—	(38,750)	(1,018)
Unit based compensation expense	—	—	—	14
Distributions	—	—	—	(14)
Ending balance at June 30,	—	—	—	—
Subordinated units
Beginning balance at January 1,	2,092,709	(22,597)	4,185,418	(39,723)
Conversion of units	(2,092,709)	23,423	(2,092,709)	20,637
Net income (loss)	—	(15)	—	162
Unit based compensation expense	—	—	—	2
Distributions	—	(811)	—	(2,368)
Ending balance at June 30,	—	—	2,092,709	(21,290)
General Partner units
Beginning balance at January 1,	461,136	2,767	461,136	3,275
Net income (loss)	—	(551)	—	341
Unit based compensation expense	—	1	—	—
Distributions	—	(433)	—	(608)
Ending balance at June 30,	461,136	1,784	461,136	3,008
Accumulated other comprehensive income (loss)
Beginning balance at January 1,		(127)		(3,009)
Cumulative translation adjustment		(1,605)		2,555
Ending balance at June 30,		(1,732)		(454)
Total partners’ capital at June 30,		$(5,618)		$54,688

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION
USD Partners LP and its consolidated subsidiaries, collectively referred to herein as we, us, our, the Partnership and USDP, is a fee-based, growth-oriented master limited partnership formed in 2014 by US Development Group, LLC, or USD, through its wholly-owned subsidiary, USD Group LLC, or USDG. We were formed to acquire, develop and operate midstream infrastructure and complementary logistics solutions for crude oil, biofuels and other energy-related products. We generate substantially all of our operating cash flows from multi-year, take-or-pay contracts with primarily investment grade customers, including major integrated oil companies, refiners and marketers. Our network of crude oil terminals facilitate the transportation of heavy crude oil from Western Canada to key demand centers across North America. Our operations include railcar loading and unloading, storage and blending in onsite tanks, inbound and outbound pipeline connectivity, truck transloading, as well as other related logistics services. We also provide our customers with leased railcars and fleet services to facilitate the transportation of liquid hydrocarbons and biofuels by rail. We do not generally take ownership of the products that we handle, nor do we receive any payments from our customers based on the value of such products. We may, on occasion, enter into buy-sell arrangements in which we take temporary title to commodities while in our terminals. These arrangements are typically at fixed prices where we do not take commodity price exposure.
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
Recent Events
In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in March 2020, the World Health Organization declared that the spread of COVID-19 qualified as a global pandemic. The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement worldwide. In addition, in March 2020, members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil producing countries (“OPEC+”) failed to agree on oil production levels, which led to a substantial decline in oil prices and an increasingly volatile market. In April 2020, even though OPEC+ announced that it had reached an agreement to cut production by 9.7 million barrels per day, or Mmbpd, oil prices did not meaningfully increase. Governments in the United States and Canada limited movement of people and functioning of businesses in an effort to contain the spread of COVID-19. Mandatory and voluntary closures continue and their duration and impact remains unknown. As a result of these factors, there has been a significant reduction in demand for and prices of crude oil and natural gas liquids. Even when commodity prices have increased, they have remained highly volatile and at relatively low levels that have caused many oil and gas producers to suspend or reduce development programs. In July 2020, OPEC+ agreed to taper oil production cuts, which will scale back production cuts from 9.7 Mmbpd to 7.7 Mmbpd between August 2020 and January 2021.
As a result of the overall downturn in the crude market and the decline in the demand for petroleum products, we tested the goodwill associated with our Casper terminal for impairment as of March 31, 2020, which resulted in an impairment loss recognized for the six months ended June 30, 2020. Refer to Note 8. Goodwill and intangible assets for further discussion of the impairment loss at the Casper terminal.

If the current depressed pricing environment continues for an extended period, it may lead to a potential additional impairment of long-lived assets and customer demand for our services may also be negatively impacted. Any material non-payment or nonperformance by any of our key customers resulting from the current market conditions could have a material adverse effect on our business, financial condition, and results of operations in future periods.
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
Basis of Presentation
Our accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of our management, they contain all adjustments, including adjustments made associated with the provisions of the CARES Act discussed above, and consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of June 30, 2020, our results of operations for the three and six months ended June 30, 2020 and 2019, and our cash flows for the six months ended June 30, 2020 and 2019. We derived our consolidated balance sheet as of December 31, 2019 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our results of operations for the three and six months ended June 30, 2020 and 2019 should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, changes in the fair market value of our derivative instruments and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
We adopted the provisions of ASU 2017-04 on January 1, 2020. In March 2020, we tested the goodwill associated with our Casper terminal for impairment due to there being circumstances that suggested the fair value of the Casper reporting unit was less than its carrying amount. The circumstances identified related to the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reductions of expected throughput levels and changes in expectations for current and future contracts at the Casper terminal. Refer to Note 1. Organization and Basis of Presentation — Current Events for more information. This standard requires us to recognize an impairment loss for the amount by which the carrying amount of our Casper terminal exceeds the fair value of the terminal. Accordingly, we have recognized an impairment loss in our goodwill asset for the six months ended June 30, 2020. Refer to Note 8. Goodwill and Intangible assets for more information.
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

3. NET INCOME (LOSS) PER LIMITED PARTNER INTEREST
We allocate our net income or loss among our general partner and limited partners using the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, we allocate our net income or loss and any net income or loss in excess of distributions to our limited partners, our general partner and the holder of the incentive distribution rights, or IDRs, according to the distribution formula for available cash as set forth in our partnership agreement. We allocate any distributions in excess of earnings for the period to our limited partners and general partner based on their respective proportionate ownership interests in us, as set forth in our partnership agreement after taking into account distributions to be paid with respect to the IDRs. The formula for distributing available cash as set forth in our partnership agreement is as follows:

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Thereafter	Amounts above $0.431250	50%	50%

(1)Calculated as if our general partner holds the original 2% general partner interest in us, which is currently at 1.7%.
We determined basic and diluted net income (loss) per limited partner unit as set forth in the following tables:

	For the Three Months Ended June 30, 2020
	Common Units	Subordinated Units (7)	Class A Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$1,166	$—	$—	$20	$1,186
Less: Distributable earnings (2)	3,129	—	—	54	3,183
Distributions in excess of earnings	$(1,963)	$—	$—	$(34)	$(1,997)
Weighted average units outstanding (3)	26,844	—	—	461	27,305
Distributable earnings per unit (4)	$0.12	$—	$—
Overdistributed earnings per unit (5)	(0.07)	—	—
Net income per limited partner unit (basic and diluted) (6)	$0.05	$—	$—

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
(6)Our computation of net income per limited partner unit excludes the effects of 1,367,230 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
(7)In February 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final vesting tranche of 38,750 Class A units vested and were converted into Common units. Additionally, in February 2020, the final tranche of 2,092,709 subordinated units were converted into common units. Refer to Note 17. Partners Capital for more information.

	For the Three Months Ended June 30, 2019
	Common Units	Subordinated Units	Class A Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$713	$61	$—	$177	$951
Less: Distributable earnings (2)	9,336	801	—	338	10,475
Distributions in excess of earnings	$(8,623)	$(740)	$—	$(161)	$(9,524)
Weighted average units outstanding (3)	24,410	2,093	—	461	26,964
Distributable earnings per unit (4)	$0.38	$0.38	$—
Overdistributed earnings per unit (5)	(0.35)	(0.35)	—
Net income per limited partner unit (basic and diluted) (6)	$0.03	$0.03	$—

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner has been reduced by its proportionate amount of the $161 thousand attributed to the general partner for its incentive distribution rights.
(2)Represents the distributions paid for the period based upon the quarterly distribution amounts of $0.365 per unit or $1.46 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $471 thousand distributable to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners Amended and Restated LP 2014 Long-Term Incentive Plan.
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

	For the Six Months Ended June 30, 2020
	Common Units	Subordinated Units (7)	Class A Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net loss attributable to general and limited partner interests in USD Partners LP (1)	$(32,029)	$(15)	$—	$(551)	$(32,595)
Less: Distributable earnings (2)	6,258	—	—	107	6,365
Distributions in excess of earnings	$(38,287)	$(15)	$—	$(658)	$(38,960)
Weighted average units outstanding (3)	26,180	575	—	461	27,216
Distributable earnings per unit (4)	$0.24	$—	$—
Overdistributed earnings per unit (5)	(1.46)	(0.03)	—
Net loss per limited partner unit (basic and diluted) (6)	$(1.22)	$(0.03)	$—

(1)Represents net loss allocated to each class of units based on the actual ownership of the Partnership during the period. There were no amounts attributed to the general partner for its incentive distribution rights.
(2)Represents the per unit distribution paid of $0.111 per unit for the three months ended March 31, 2020 and $0.111 per unit distributable for the three months ended June 30, 2020, representing a year-to-date distribution of $0.222 per unit. Amounts presented for each class of units include a proportionate amount of the $152 thousand distributed and $152 thousand distributable to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners Amended and Restated LP 2014 Long-Term Incentive Plan.
(3)Represents the weighted average units outstanding for the period.
(4)Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.
(5)Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.
(6)Our computation of net loss per limited partner unit excludes the effects of 1,367,230 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
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
(2)Represents the per unit distributions paid of $0.3625 per unit for the three months ended March 31, 2019, and $0.365 per unit for the three months ended June 30, 2019, representing a year-to-date distribution amount of $0.7275 per unit. Amounts presented for each class of units include a proportionate amount of the $940 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners Amended and Restated LP 2014 Long-Term Incentive Plan.
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

	Three Months Ended June 30, 2020
	U.S.	Canada	Total
	(in thousands)
Third party	$6,653	$15,771	$22,424
Related party	$2,115	$2,897	$5,012

	Three Months Ended June 30, 2019
	U.S.	Canada	Total
	(in thousands)
Third party	$8,722	$11,357	$20,079
Related party	$2,208	$4,528	$6,736

	Six Months Ended June 30, 2020
	U.S.	Canada	Total
	(in thousands)
Third party	$13,702	$33,629	$47,331
Related party	$4,420	$5,891	$10,311

	Six Months Ended June 30, 2019
	U.S.	Canada	Total
	(in thousands)
Third party	$17,442	$23,095	$40,537
Related party	$4,582	$9,064	$13,646
Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our terminalling and fleet services agreements as of June 30, 2020 are as follows for the periods indicated:

	For the six months ending December 31, 2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Terminalling Services (1) (2) (3)	$50,525	$95,498	$71,881	$36,481	$146,460	$400,845
Fleet Services	742	1,016	1,269	38	8	3,073
Total	$51,267	$96,514	$73,150	$36,519	$146,468	$403,918

(1)A significant portion of our terminalling services agreements are denominated in Canadian dollars. We have converted the remaining performance obligations associated with these Canadian dollar-denominated contracts using the year-to-date average exchange rate of 0.7335 U.S. dollars per each Canadian dollar at June 30, 2020.
(2)Includes fixed monthly minimum commitment fees per contracts and excludes constrained estimates of variable consideration for rate-escalations associated with an index, such as the consumer price index, as well as any incremental revenue associated with volume activity above the minimum volumes set forth within the contracts. Also excludes estimated constrained variable consideration included in certain of our terminalling services agreements that is based on crude oil pricing index differentials.
(3)Assumes USD’s Diluent Recovery Unit project goes into service in the second half of 2021, which will result in certain terminalling services agreements of our Hardisty terminal being automatically extended through mid-2031 and certain agreements at our Stroud terminal having a termination right in June 2022.
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
We had the following amounts outstanding associated with our contract assets on our consolidated balance sheets in the financial statement line items presented below in the following table for the indicated periods:

	June 30, 2020	December 31, 2019
	(in thousands)
Other current assets	$374	$171
Other current assets — related party	$—	$264

Deferred Revenue
Our deferred revenue is a form of a contract liability and consists of amounts collected in advance from customers associated with their terminalling and fleet services agreements and deferred revenues associated with make-up rights, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We currently recognize substantially all of the amounts we receive for minimum volume commitments as revenue when collected, since breakage associated with these make-up rights is currently 100% based on our experience and expectations around usage of these options. Accordingly, we had no deferred revenues at June 30, 2020 for estimated breakage associated with the make-up rights options we granted to our customers. There were $1.1 million deferred revenues associated with make-up rights at December 31, 2019.
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
We have the following amounts outstanding associated with our deferred revenue on our consolidated balance sheets in the financial statement line items presented below in the following table for the indicated periods:

	June 30, 2020	December 31, 2019
	(in thousands)
Deferred revenue	$5,531	$6,104
Deferred revenue — related party (1)	$—	$1,072
Other non-current liabilities	$7,372	$3,391

(1) Includes deferred revenue associated with customer prepayments from related parties. Refer to Note 12. Transactions with Related Parties for additional discussion of deferred revenues associated with related parties. Excludes deferred revenue from related parties associated with our fleet leases discussed below.

The following table presents the changes associated with the balance of our deferred revenue for the six months ended June 30, 2020:

	December 31, 2019	Cash Additions for Customer Prepayments	Revenue Recognized	June 30, 2020
	(in thousands)
Customer prepayments	$6,104	$5,531	$(6,104)	$5,531
Customer prepayments — related party (1)	$1,072	$—	$(1,072)	$—
Other contract liabilities (2)	$3,391	$3,981	$—	$7,372

(1) Includes deferred revenue associated with customer prepayments from related parties. Refer to Note 12. Transactions with Related Parties for additional discussion of deferred revenues associated with related parties. Excludes deferred revenue from related parties associated with our fleet leases discussed below.
(2) Includes cumulative revenue that has been deferred due to tiered billing provisions included in certain of our Canadian dollar-denominated contracts, as discussed above. As such, the change in Other contract liabilities presented has been reduced by approximately $155 thousand due to the impact of the change in the end of period exchange rate between December 31, 2019 and June 30, 2020.
Deferred Revenue — Fleet Leases
Our deferred revenue also includes advance payments from customers of our Fleet services business, which will be recognized as Fleet leases revenue when earned pursuant to the terms of our contractual arrangements. We have included $0.4 million at June 30, 2020 and December 31, 2019, in “Deferred revenue — related party” on our consolidated balance sheets associated with customer prepayments for our fleet lease agreements. Refer to Note 7. Leases for additional discussion of our lease revenues.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amounts shown in our consolidated statements of cash flows for the specified periods:

	June 30,
	2020	2019
	(in thousands)
Cash and cash equivalents	$3,093	$7,168
Restricted Cash	7,153	7,292
Total cash, cash equivalents and restricted cash	$10,246	$14,460
6. PROPERTY AND EQUIPMENT
Our property and equipment is comprised of the following asset classifications as of the dates indicated:

	June 30, 2020	December 31, 2019	Estimated Depreciable Lives (Years)
	(in thousands)
Land	$10,090	$10,224	N/A
Trackage and facilities	123,055	126,008	10-30
Pipeline	32,735	32,916	20-30
Equipment	16,814	16,857	3-20
Furniture	64	66	5-10
Total property and equipment	182,758	186,071
Accumulated depreciation	(42,502)	(38,919)
Construction in progress (1)	720	585
Property and equipment, net	$140,976	$147,737

(1)The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that has not been placed into productive service as of the respective consolidated balance sheet date. We had no capitalized interest costs for the three and six months ended June 30, 2020, and $131 thousand and $269 thousand for the three and six months ended June 30, 2019, respectively
Depreciation expense associated with property and equipment totaled $2.1 million for the three months ended June 30, 2020 and 2019, and $4.3 million and $3.7 million for the six months ended June 30, 2020 and 2019, respectively.
Our depreciation expense reflects a reduction to our asset retirement obligation, or ARO, of $0.2 million for the three and six months ended June 30, 2020 and $0.6 million for the six months ended June 30, 2019 due to refinement of our estimates. We had no change in our estimates for the three months ended June 30, 2019. The ARO was associated with restoration of the property at our San Antonio facility. All remediation activities associated with the ARO are now deemed complete and this position has not been disputed by the property owner. There is no remaining balance related to ARO on our consolidated balance sheet at June 30, 2020.

7. LEASES
We have noncancellable operating leases for railcars, buildings, storage tanks, offices, railroad tracks, and land.

Six Months Ended June 30, 2020
Weighted-average discount rate	5.8%
Weighted average remaining lease term in years	2.36
Our total lease cost consisted of the following items for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$1,492	$1,484	$2,978	$2,968
Short term lease cost	47	52	92	99
Variable lease cost	2	—	11	—
Sublease income	(1,342)	(1,337)	(2,683)	(2,670)
Total	$199	$199	$398	$397
The maturity analysis below presents the undiscounted cash payments we expect to make each period for property that we lease from others under noncancellable operating leases as of June 30, 2020 (in thousands):

2020	$2,929
2021	5,509
2022	4,507
2023	22
Total lease payments	$12,967
Less: imputed interest	(876)
Present value of lease liabilities	$12,091
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except weighted average term)
Lease income (1)	$2,366	$2,584	$4,552	$5,149
Weighted average remaining lease term in years				2.26

(1)Lease income associated with crude oil storage tanks we lease to customers of our terminals totaling $1.4 million and $1.6 million for the three months ended June 30, 2020 and 2019, and $2.5 million and $3.2 million for the six months ended June 30, 2020 and 2019, respectively, is included in “Terminalling services” revenues on our consolidated statements of operations.

The maturity analysis below presents the undiscounted future minimum lease payments we expect to receive from customers each period for property they lease from us under noncancellable operating leases as of June 30, 2020 (in thousands):

2020	$4,732
2021	8,290
2022	5,354
Total	$18,376

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. Our goodwill originated from our acquisition of the Casper terminal, which is included in our Terminalling services segment.
We test goodwill for impairment annually based on the carrying amounts of our reporting units on the first day of the third quarter of each year or more frequently if events or changes in circumstances suggest that the fair value of a reporting unit is less than its carrying amount. In March 2020, we tested the goodwill associated with our Casper terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reductions of expected throughput levels and changes in expectations for current and future contracts at the Casper terminal. Refer to Note 1. Organization and Basis of Presentation — Current Events for more information.
The critical assumptions used in our analysis include the following:
1)a weighted average cost of capital of 12%;
2)a capital structure consisting of approximately 65% debt and 35% equity based on the capital structure of market participants;
3)a range of EBITDA multiples derived from equity prices of public companies with similar operating and investment characteristics, from 7.25x to 8.25x;
4)a range of EBITDA multiples for transactions based on actual sales and purchases of comparable businesses, from 8.0x to 9.0x; and
5)a range of incremental volumes expected at our Casper terminal of approximately 4,000 to 25,000 bpd for terminalling and storage services resulting from the anticipated successful completion of the Enbridge DRA project in the second half of 2020.
We measured the fair value of our Casper terminal reporting unit by using an income analysis, market analysis and transaction analysis with weightings of 50%, 25% and 25%, respectively. Our estimate of fair value required us to use significant unobservable inputs representative of a Level 3 fair value measurement, including assumptions related to the future performance of our Casper terminal.
We determined that the carrying amount of our Casper terminal reporting unit exceeded its fair value at March 31, 2020. Accordingly, we recognized an impairment loss of $33.6 million in our goodwill asset and included this charge in “Goodwill impairment loss” within our consolidated statement of operations for the six months ended June 30, 2020. For additional information see Note 2. Recent Accounting Pronouncements. At June 30, 2020, we had no goodwill balance in our consolidated balance sheet.

Intangible Assets
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	June 30, 2020	December 31, 2019
	(in thousands)
Carrying amount:
Customer service agreements	$125,960	$125,960
Other	106	106
Total carrying amount	126,066	126,066
Accumulated amortization:
Customer service agreements	(58,222)	(51,923)
Other	(48)	(44)
Total accumulated amortization	(58,270)	(51,967)
Total intangible assets, net	$67,796	$74,099
Amortization expense associated with intangible assets totaled $3.2 million for each of the three months ended June 30, 2020 and 2019, and $6.3 million for each of the six months ended June 30, 2020 and 2019.
We determined the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reduction of expected throughput levels and changes in expectations for current and future contracts in our terminalling services at the Casper terminal was an event that required us to evaluate our Casper terminal asset group for impairment. We measured the fair value of our Casper terminal assets at March 31, 2020, by using projections of the undiscounted cash flows expected to be derived from the operation and disposition of the Casper terminal asset.
The critical assumptions underlying our projections included the following:
1)a range of incremental volumes expected at our Casper terminal of approximately 4,000 to 25,000 bpd for terminalling and storage services resulting from the anticipated successful completion of the Enbridge DRA project in the second half of 2020;
2)expected volumes for our blended services business for distribution to local refiners;
3)a 15 year remaining useful life of the primary asset, represented by our property and equipment of the Casper terminal asset group; and
4)a residual value of 8.0x projected cash flows for the Casper terminal at the end of the 15 year remaining life of the primary asset.
Our projections of the undiscounted cash flows expected to be derived from the operation and disposition of the Casper terminal asset group exceeded the carrying amount of the asset group as of March 31, 2020, the date of our evaluation, indicating cash flows were expected to be sufficient to recover the carrying amount of the Casper terminal asset group. Accordingly, we did not recognize any impairment of our asset. We have not observed any events or circumstances subsequent to our analysis that would suggest the fair value of our Casper terminal is below its carrying amount as of June 30, 2020.

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
Our long-term debt balances included the following components as of the specified dates:

	June 30, 2020	December 31, 2019
	(in thousands)
Revolving Credit Facility	$218,000	$220,000
Less: Deferred financing costs, net	(1,934)	(2,349)
Total long-term debt, net	$216,066	$217,651
We determined the capacity available to us under the terms of our Credit Agreement was as follows as of the specified dates:

	June 30, 2020	December 31, 2019
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$385.0	$385.0
Less: Revolving Credit Facility amounts outstanding	218.0	220.0
Available under the Credit Agreement based on capacity	$167.0	$165.0
Available under the Credit Agreement based on covenants (1)	$26.2	$28.8

(1) Pursuant to the terms of our Credit Agreement, our borrowing capacity, currently, is limited to 4.5 times our trailing 12-month consolidated EBITDA, which equates to $26.2 million and $28.8 million of borrowing capacity available at June 30, 2020 and December 31, 2019, respectively.
The weighted average interest rate on our outstanding indebtedness was 2.94% and 4.24% at June 30, 2020 and December 31, 2019, respectively, without consideration to the effect of our derivative contracts. In addition to the interest we incur on our outstanding indebtedness, we pay commitment fees of 0.50% on unused commitments, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. At June 30, 2020, we were in compliance with the covenants set forth in our Credit Agreement.
Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Interest expense on the Credit Agreement	$2,049	$2,906	$4,581	$5,781
Capitalized interest on construction in progress	—	(131)	—	(269)
Amortization of deferred financing costs	207	207	414	657
Total interest expense	$2,256	$2,982	$4,995	$6,169

10. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred pipeline fees of $5.4 million and $4.9 million for the three months ended June 30, 2020 and 2019, and $11.7 million and $10.0 million for the six months ended June 30, 2020 and 2019, respectively, which are presented as “Pipeline fees” in our consolidated statements of operations. We have included a liability related to this agreement in “Other Current Liabilities” on our consolidated balance sheets of $1.6 million and $1.2 million at June 30, 2020 and December 31, 2019.

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
The following table summarizes the total assets and liabilities between us and the VIEs as reflected in our consolidated balance sheets at June 30, 2020 and December 31, 2019, as well as our maximum exposure to losses from entities in which we have a variable interest, but are not the primary beneficiary. Generally, our maximum exposure to losses is limited to amounts receivable for services we provided, reduced by any deferred revenues.

	June 30, 2020
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable	$10	$—	$—
Deferred revenue	—	10	—
	$10	$10	$—

	December 31, 2019
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable	$11	$—	$1
Deferred revenue	—	10	—
	$11	$10	$1
We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 1,232 railcars to the VIEs, but we have retained certain rights and obligations with respect to the servicing of these railcars.

During the quarter ended June 30, 2020, we provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.
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
USDG is the sole owner of our general partner and at June 30, 2020, owns 11,557,090 of our common units representing a 42.3% limited partner interest in us. As of June 30, 2020, a value of up to $10.0 million of these common units were pledged as collateral under USDG’s letter of credit facility. USDG also provides us with general and administrative support services necessary for the operation and management of our business.
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
The total amounts charged to us under the Omnibus Agreement for the three months ended June 30, 2020 and 2019 was $1.8 million and $2.2 million, respectively, and for the six months ended June 30, 2020 and 2019 was $3.8 million and $4.7 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of operations. We had a payable balance of $0.3 million and $0.4 million with respect to these costs at June 30, 2020 and December 31, 2019, respectively included in “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.

Marketing Services Agreement
In connection with our purchase of the Stroud terminal, we entered into a Marketing Services Agreement with USDM, in May 2017, whereby we granted USDM the right to market the capacity at the Stroud terminal in excess of the original capacity of our initial customer in exchange for a nominal per barrel fee. USDM is obligated to fund any related capital costs associated with increasing the throughput or efficiency of the terminal to handle additional throughput. Upon expiration of our contract with the initial Stroud customer in June 2020, the same marketing rights now apply to all throughput at the Stroud terminal in excess of the throughput necessary for the Stroud terminal to generate Adjusted EBITDA that is at least equal to the average monthly Adjusted EBITDA derived from the initial Stroud customer during the 12 months prior to expiration. We also granted USDG the right to develop other projects at the Stroud terminal in exchange for the payment to us of market-based compensation for the use of our property for such development projects. Any such development projects would be wholly-owned by USDG and would be subject to our existing right of first offer with respect to midstream projects developed by USDG. Payments made under the Marketing Services Agreement during the periods presented in this Report are discussed below under the heading “Related Party Revenue and Deferred Revenue.”
Hardisty Terminal Services Agreement
We entered into a terminal services agreement with USDTC II during the third quarter of 2019, whereby Hardisty South will provide terminalling services for a third-party customer of our Hardisty terminal for contracted capacity that exceeds the transloading capacity currently available, We incurred $2.1 million and $4.1 million of expenses pursuant to the arrangement for the three and six months ended June 30, 2020, which amounts are included in “Operating and maintenance expense — related party” in our consolidated statements of operations. These costs represent the same rate, on a per barrel basis, that we received as revenue from our third-party customer, which is included in “Terminalling Services” revenue in our consolidated statements of operations. Additionally, in conjunction with this agreement, we recorded a contract asset of $0.8 million at June 30, 2020 on our consolidated balance sheet in “Other non-current assets — related party”, representing long-term prepaid expense associated with this agreement due to tiered billing provisions in the related terminalling services agreements. We had no recorded asset at December 31, 2019, associated with this agreement.
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
USDM assumed the rights and obligations for terminalling capacity at our Hardisty terminal from another customer in June 2017 to facilitate the origination of crude oil barrels by the Stroud customer from our Hardisty terminal for delivery to the Stroud terminal. As a result of USDM assuming these rights and obligations and in order to accommodate the needs of the Stroud customer, the contracted term for the capacity held by USDM at our Hardisty terminal was extended from June 30, 2019 to June 30, 2020. The terms and conditions of these agreements are similar to the terms and conditions of agreements we have with other parties at the Hardisty terminal that are not related to us. USDM’s agreement with the third party customer was renewed and extended, effective July 1, 2020, and USDM subsequently assigned its terminalling services agreement with the third party customer directly to us and is therefore no longer a customer at our Hardisty terminal. USDM controlled approximately 25% of the available monthly capacity of the Hardisty terminal through June 30, 2020.

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
Our related party revenues from USD and affiliates are presented below in the following table for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Terminalling services — related party	$3,800	$5,525	$7,888	$11,163
Fleet leases — related party	983	983	1,967	1,967
Fleet services — related party	228	228	455	455
Freight and other reimbursables — related party	1	—	1	61
	$5,012	$6,736	$10,311	$13,646
We had the following amounts outstanding with USD and affiliates on our consolidated balance sheets as presented below in the following table for the indicated periods:

	June 30, 2020	December 31, 2019
	(in thousands)
Accounts receivable — related party	$2,461	$1,778
Accounts payable and accrued expenses — related party (1)	$64	$87
Other current and non-current assets — related party (2)	$855	$358
Deferred revenue — related party (3)	$410	$1,482

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

Cash Distributions
We paid the following aggregate cash distributions to USDG as a holder of our common units, and with respect to the February 2020 payment date, the sole owner of our subordinated units and to USD Partners GP LLC as sole holder of our general partner interest and IDRs.

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 30, 2020	February 10, 2020	February 19, 2020	$4,276	$372
April 23, 2020	May 5, 2020	May 15, 2020	$1,283	$51
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

	Three Months Ended June 30, 2020
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$22,309	$—	$—	$22,309
Terminalling services — related party	3,800	—	—	3,800
Fleet leases — related party	—	983	—	983
Fleet services	—	51	—	51
Fleet services — related party	—	228	—	228
Freight and other reimbursables	32	32	—	64
Freight and other reimbursables — related party	—	1	—	1
Total revenues	26,141	1,295	—	27,436
Operating costs
Subcontracted rail services	2,688	—	—	2,688
Pipeline fees	5,395	—	—	5,395
Freight and other reimbursables	32	33	—	65
Operating and maintenance	3,604	1,025	—	4,629
Selling, general and administrative	1,417	213	2,825	4,455
Goodwill impairment loss	—	—	—	—
Depreciation and amortization	5,203	—	—	5,203
Total operating costs	18,339	1,271	2,825	22,435
Operating income (loss)	7,802	24	(2,825)	5,001
Interest expense	—	—	2,256	2,256
Loss associated with derivative instruments	—	—	332	332
Foreign currency transaction loss	81	3	1,066	1,150
Other income, net	(110)	—	(1)	(111)
Provision for (benefit from) income taxes	208	(20)	—	188
Net income (loss)	$7,623	$41	$(6,478)	$1,186

	Three Months Ended June 30, 2019
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$19,730	$—	$—	$19,730
Terminalling services — related party	5,525	—	—	5,525
Fleet leases — related party	—	983	—	983
Fleet services	—	51	—	51
Fleet services — related party	—	228	—	228
Freight and other reimbursables	223	75	—	298
Freight and other reimbursables — related party	—	—	—	—
Total revenues	25,478	1,337	—	26,815
Operating costs
Subcontracted rail services	3,699	—	—	3,699
Pipeline fees	4,902	—	—	4,902
Freight and other reimbursables	223	75	—	298
Operating and maintenance	1,525	985	—	2,510
Selling, general and administrative	1,597	203	3,147	4,947
Goodwill impairment loss	—	—	—	—
Depreciation and amortization	5,283	—	—	5,283
Total operating costs	17,229	1,263	3,147	21,639
Operating income (loss)	8,249	74	(3,147)	5,176
Interest expense	—	—	2,982	2,982
Loss associated with derivative instruments	—	—	1,074	1,074
Foreign currency transaction loss (gain)	(54)	4	70	20
Other expense (income), net	25	—	(4)	21
Provision for income taxes	123	5	—	128
Net income (loss)	$8,155	$65	$(7,269)	$951

	Six Months Ended June 30, 2020
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$46,544	$—	$—	$46,544
Terminalling services — related party	7,888	—	—	7,888
Fleet leases — related party	—	1,967	—	1,967
Fleet services	—	101	—	101
Fleet services — related party	—	455	—	455
Freight and other reimbursables	649	37	—	686
Freight and other reimbursables — related party	—	1	—	1
Total revenues	55,081	2,561	—	57,642
Operating costs
Subcontracted rail services	6,133	—	—	6,133
Pipeline fees	11,742	—	—	11,742
Freight and other reimbursables	649	38	—	687
Operating and maintenance	7,692	2,045	—	9,737
Selling, general and administrative	3,140	526	5,962	9,628
Goodwill impairment loss	33,589	—	—	33,589
Depreciation and amortization	10,625	—	—	10,625
Total operating costs	73,570	2,609	5,962	82,141
Operating loss	(18,489)	(48)	(5,962)	(24,499)
Interest expense	—	—	4,995	4,995
Loss associated with derivative instruments	—	—	3,205	3,205
Foreign currency transaction loss (gain)	7	(3)	1,054	1,058
Other income, net	(839)	—	(4)	(843)
Provision for (benefit from) income taxes	161	(480)	—	(319)
Net income (loss)	$(17,818)	$435	$(15,212)	$(32,595)

	Six Months Ended June 30, 2019
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$39,728	$—	$—	$39,728
Terminalling services — related party	11,163	—	—	11,163
Fleet leases — related party	—	1,967	—	1,967
Fleet services	—	108	—	108
Fleet services — related party	—	455	—	455
Freight and other reimbursables	521	180	—	701
Freight and other reimbursables — related party	7	54	—	61
Total revenues	51,419	2,764	—	54,183
Operating costs
Subcontracted rail services	7,264	—	—	7,264
Pipeline fees	9,963	—	—	9,963
Freight and other reimbursables	528	234	—	762
Operating and maintenance	3,688	2,033	—	5,721
Selling, general and administrative	3,260	492	6,122	9,874
Goodwill impairment loss	—	—	—	—
Depreciation and amortization	10,017	—	—	10,017
Total operating costs	34,720	2,759	6,122	43,601
Operating income (loss)	16,699	5	(6,122)	10,582
Interest expense	—	—	6,169	6,169
Loss associated with derivative instruments	—	—	1,746	1,746
Foreign currency transaction loss (gain)	(95)	8	289	202
Other expense (income), net	1	—	(4)	(3)
Provision for income taxes	190	8	—	198
Net income (loss)	$16,603	$(11)	$(14,322)	$2,270

Segment Adjusted EBITDA
The following tables present the computation of Segment Adjusted EBITDA, which is a measure determined in accordance with GAAP, for each of our segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Terminalling Services Segment	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$7,623	$8,155	$(17,818)	$16,603
Interest income (1)	(2)	(8)	(23)	(15)
Depreciation and amortization	5,203	5,283	10,625	10,017
Provision for income taxes	208	123	161	190
Foreign currency transaction loss (gain) (2)	81	(54)	7	(95)
Loss associated with disposal of assets	—	42	—	50
Goodwill impairment loss	—	—	33,589	—
Other income	—	(25)	—	(42)
Non-cash deferred amounts (3)	1,119	161	1,556	110
Segment Adjusted EBITDA	$14,232	$13,677	$28,097	$26,818

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

	Three Months Ended June 30,		Six Months Ended June 30,
Fleet Services Segment	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$41	$65	$435	$(11)
Provision for (benefit from) income taxes	(20)	5	(480)	8
Foreign currency transaction loss (gain) (1)	3	4	(3)	8
Segment Adjusted EBITDA	24	74	(48)	5

(1) Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

15. INCOME TAXES
U.S. Federal and State Income Taxes
We are treated as a partnership for U.S. federal and most state income tax purposes, with each partner being separately taxed on their share of our taxable income. We have elected to classify one of our subsidiaries, USD Rail LP, as an entity taxable as a corporation for U.S. federal income tax purposes due to treasury regulations that do not permit the income of this subsidiary to be classified as “qualifying income” as such term is defined in §7704(d) of the Internal Revenue Code of 1986, as amended, or the Code. We are also subject to state franchise tax in the state of Texas, which is treated as an income tax under the applicable accounting guidance. Our U.S. federal income tax expense is based on the statutory federal income tax rate of 21%, as applied to USD Rail LP’s taxable loss of $0.1 million for the three months ended June 30, 2019, and $0.1 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. USD Rail LP had no significant income or loss for the three months ended June 30, 2020.
Foreign Income Taxes
Our Canadian operations are conducted through entities that are subject to Canadian federal and Alberta provincial income taxes. The Canadian federal income tax on business income is currently 15%. In June 2019, the Canadian province of Alberta enacted a tax rate decrease that reduces the tax rate on business income from the previous rate of 12% to an ultimate rate of 8% effective for 2022. The reduction in the tax rate on business income is phased in over three years beginning with a reduction to a rate of 11% effective July 1, 2019, with further reductions of 1% in each successive year until it reaches 8% on January 1, 2022. As a result, the tax rate on business income for Alberta businesses in 2020 is 10%.
We recognize income tax expense in our consolidated financial statements based upon enacted rates in effect for the periods presented. As such for the three and six months ended June 30, 2020, income tax expense for our Canadian operations is determined based upon the combined federal and provincial income tax rate of 25%, representing a 15% federal income tax rate and a 10% provincial income tax rate. For the three and six months ended June 30, 2019, income tax expense of our Canadian operations was determined based on the combined federal and provincial income tax rate of 26.5%. The combined income tax rate of 23%, representing a 15% federal income tax rate and an 8% provincial income tax rate, was used to compute the deferred income tax benefit, representing the impact of temporary differences that are expected to reverse in the future.
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
As a result of these CARES Act changes, for the three and six months ended June 30, 2020 we recognized a current tax benefit of $13 thousand and $530 thousand, respectively, for a claimable tax refund by carrying back U.S. net operating losses incurred in 2018, 2019, and the first half of 2020. We also recognized a one-time deferred tax expense of $46 thousand in the first quarter of 2020 due to the net effect of utilizing all U.S. net operating loss deferred tax assets and releasing the corresponding U.S. valuation allowance as of December 31, 2019. We expect to recognize an additional tax benefit in 2020 due to anticipated taxable losses. The tax impacts of the CARES Act were computed with the best available information, and will be adjusted after the 2020 U.S. tax return is finalized. However, we do not expect these adjustments to have a material change to the tax provision in future periods.

Estimated Annual Effective Income Tax Rate
The following table presents a reconciliation of our income tax based on the U.S. federal statutory income tax rate and our effective income tax rate:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	(in thousands)
Income tax expense (benefit) at the U.S. federal statutory rate	$289	21%	$226	21%	$(6,912)	21%	$518	21%
Amount attributable to partnership not subject to income tax	(119)	(9)%	(107)	(10)%	7,034	(21)%	(372)	(15)%
Foreign income tax rate differential	16	1%	40	4%	26	—%	63	3%
Other - CARES Act	(8)	(1)%	(53)	(5)%	(212)	—%	(53)	(2)%
State income tax expense	10	1%	5	1%	19	—%	8	—%
Change in valuation allowance	—	—%	17	2%	(274)	1%	34	1%
Provision for (benefit from) income taxes	$188	13%	$128	13%	$(319)	1%	$198	8%
We determined our year-to-date 2020 provision for income taxes using an estimated annual effective income tax rate of 1% on a consolidated basis for fiscal year 2020. This rate incorporates the applicable income tax rates of the various domestic and foreign tax jurisdictions to which we are subject.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Current income tax expense:
U.S. federal income tax benefit	$(13)	$—	$(530)	$—
State income tax expense	10	5	19	8
Canadian federal and provincial income tax expense	380	277	733	593
Total current income tax expense	377	282	222	601
Deferred income tax expense (benefit):
U.S. federal income tax expense (benefit)	(16)	—	31	—
Canadian federal and provincial income tax benefit	(173)	(154)	(572)	(403)
Total change in deferred income tax benefit	(189)	(154)	(541)	(403)
Provision for (benefit from) income taxes	$188	$128	$(319)	$198
Our deferred income tax assets and liabilities reflect the income tax effect of differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets are included in “Other non-current assets” and deferred income tax liabilities are included in “Deferred income tax liabilities, net” on our consolidated balance sheets. The major components of our deferred income tax assets and liabilities associated with our operations were as follows as of the dates indicated:

	June 30, 2020
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Property and equipment	$—	$571	$571
Capital loss carryforwards	—	387	387
Operating loss carryforwards	—	—	—
Deferred income tax liabilities
Unbilled revenue	—	(435)	(435)
Prepaid expenses	(31)	—	(31)
Valuation allowance	—	(387)	(387)
Deferred income tax asset (liability), net	$(31)	$136	$105

	December 31, 2019
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Property and equipment	$—	$272	$272
Capital loss carryforwards	—	387	387
Operating loss carryforwards	320	—	320
Deferred income tax liabilities
Unbilled revenue	—	(730)	(730)
Prepaid expenses	(46)	—	(46)
Property and equipment	—	—	—
Valuation allowance	(274)	(387)	(661)
Deferred income tax liability, net	$—	$(458)	$(458)
We had no loss carryforwards for U.S. federal tax purposes remaining at June 30, 2020. We had loss carryforwards of $1.5 million remaining as of December 31, 2019. We had loss carryforwards for Canadian tax purposes of $4.2 million and $4.3 million as of June 30, 2020 and December 31, 2019, respectively. A portion of our Canadian loss carryforward is for capital items that do not expire under currently enacted Canadian tax law, while $1.0 million of the carryforward amount relates to Canadian operating losses that will expire in 2034.
We are subject to examination by the taxing authorities for the years ended December 31, 2019, 2018 and 2017. We did not have any unrecognized income tax benefits or any income tax reserves for uncertain tax positions as of June 30, 2020 and December 31, 2019.
Refer to Note 19. Supplemental Cash Flow Information for information regarding amounts paid for income taxes.
16. DERIVATIVE FINANCIAL INSTRUMENTS
Our net income, or loss, and cash flows are subject to fluctuations resulting from changes in interest rates on our variable rate debt obligations and from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar and the Canadian dollar. In limited circumstances, we may also hold long positions in the commodities we handle on behalf of our customers, which exposes us to commodity price risk. We use derivative financial instruments, including futures, forwards, swaps, options and other financial instruments with similar characteristics, to manage the risks associated with market fluctuations in interest rates, foreign currency exchange rates and commodity prices, as well as to reduce volatility in our cash flows. We have not historically designated, nor do we expect to designate, our derivative financial instruments as hedges of the underlying risk exposure. All of our financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into for speculative purposes.
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
Derivative Positions
We record all of our derivative financial instruments at their fair values in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	June 30, 2020	December 31, 2019
	(in thousands)
Other current liabilities	$(1,572)	$(139)
Other non-current liabilities	(2,170)	(687)
	$(3,742)	$(826)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Loss associated with derivative instruments	$332	$1,074	$3,205	$1,746
We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.

The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

			June 30, 2020	December 31, 2019
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Collar Agreements Maturing in 2022
Ceiling	$100,000,000	2.5%	$7	$83
Floor	$100,000,000	1.7%	(3,749)	(909)
Total			$(3,742)	$(826)
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

	June 30, 2020
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$4	$3	$(1,576)	$(2,173)	$(3,742)
Effects of netting arrangements	(4)	(3)	4	3	—
Fair value of derivatives — net presentation	$—	$—	$(1,572)	$(2,170)	$(3,742)

	December 31, 2019
	Current assets	Non-current assets	Current liabilities	Non-current liabilities	Total
	(in thousands)
Fair value of derivatives — gross presentation	$—	$83	$(139)	$(770)	$(826)
Effects of netting arrangements	—	(83)	—	83	—
Fair value of derivatives — net presentation	$—	$—	$(139)	$(687)	$(826)
17. PARTNERS’ CAPITAL
Our common units represent and subordinated units represented limited partner interests in us. The holders of common units are and subordinated units were entitled to participate in partnership distributions and to exercise the rights and privileges available to limited partners under our partnership agreement.
In February 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final vesting tranche of 38,750 Class A units vested and was converted into our common units. We determined that each vested Class A unit would receive one common unit at conversion based upon our distributions paid for the four preceding quarters. As a result, the final tranche of 38,750 Class A units were converted into 38,750 common units and no Class A units remain outstanding at June 30, 2020. Our Class A units were limited partner interests in us that entitled the holders to nonforfeitable distributions that were equivalent to the distributions paid with respect to our common units (excluding any arrearages of unpaid minimum quarterly distributions from prior quarters) and, as a result, were considered participating securities. Our Class A units did not have voting rights and vested in four equal annual installments over the four years following the consummation of our initial public offering, or IPO, only if we grew our annualized distributions each year. If we did not achieve positive distribution growth in any of those years, the Class A units that would otherwise vest for that year would be forfeited. The Class A units contained a conversion feature, which, upon vesting, provided for the conversion of the Class A units into common units based on a conversion factor that was tied to the level of our distribution growth for the applicable year. The conversion factor was 1.00 for the first vesting tranche, 1.50 for the second vesting tranche, 1.00 for the third vesting tranche and 1.00 for the fourth vesting tranche.
All of our subordinated units converted into common units on a one-for-one basis in separate sequential tranches. Each tranche was comprised of 20.0% of the subordinated units issued in conjunction with our IPO. Each separate tranche was eligible to convert on or after December 31, 2015 (but no more frequently than once in any twelve-month period), provided on such date: (i) distributions of available cash from operating surplus on each of the outstanding common units, Class A units, subordinated units and general partner units equaled or exceeded $1.15 per unit (the annualized minimum quarterly distribution) for the four quarter period immediately preceding that date; (ii) the adjusted operating surplus generated during the four quarter period immediately preceding that date equaled or exceeded the sum of $1.15 per unit (the annualized minimum quarterly distribution) on all of the common units, Class A units, subordinated units and general partner units outstanding during that period on a fully diluted basis; and (iii) there were no arrearages in the payment of the minimum quarterly distribution on our common units. For each successive tranche, the four quarter period specified in clauses (i) and (ii) above must have commenced after the four quarter period applicable to any prior tranche of subordinated units. In February 2020, pursuant to the terms set forth in our partnership agreement, we converted the fifth and final tranche of 2,092,709 of our subordinated units into common units upon satisfaction of the conditions established for conversion.
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
Pursuant to the terms of the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, which we refer to as the A/R LTIP, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 518,475 vested during the first six months in 2020, of which 339,073 were converted into our common units after 179,402 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 18. Unit Based Compensation.
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.2875 per unit ($1.15 per unit on an annualized basis) on all of our units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis. The amount of distributions we pay under our cash distribution policy and the decision to make any distribution are determined by our general partner. For the quarter ended June 30, 2020, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.111 per unit on all of our units.
18. UNIT BASED COMPENSATION
Class A units
Our Class A units vested annually over a four year period when established distribution growth target thresholds were met during each year of the four year vesting period. In February 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final vesting tranche of 38,750 Class A units vested based upon our distributions paid for the four preceding quarters and were converted on a basis of one common unit for each

Class A unit. As a result, we converted 38,750 Class A units into 38,750 common units in 2019 and no Class A units remain outstanding at June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Class A units outstanding at beginning of period	—	—	—	38,750
Vested	—	—	—	(38,750)
Forfeited	—	—	—	—
Class A units outstanding at end of period	—	—	—	—
We recognized compensation expense in “Selling, general and administrative” with regard to our Class A units for the following amounts during the periods presented:

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Selling, general and administrative	$—	$—	$—	$14
For the three and six months ended June 30, 2020 and 2019 we had no forfeitures of Class A units. We elected to account for actual forfeitures as they occurred rather than applying an estimated forfeiture rate when determining compensation expense.
Each holder of a Class A unit was entitled to nonforfeitable cash distributions equal to the product of the number of Class A units outstanding for the participant and the cash distribution per unit paid to our common unitholders. These distributions were included in “Distributions” as presented in our consolidated statements of cash flows and our consolidated statements of partners’ capital. However, any distributions paid on Class A units that were forfeited were reclassified to unit based compensation expense when we determined that the Class A units were not expected to vest. We recognized no compensation expense for the three and six months ended June 30, 2020 or 2019, for distributions paid on Class A units that were forfeited.
Long-term Incentive Plan
In 2020 and 2019, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 694,140 and 633,637 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our A/R LTIP. At June 30, 2020, we had 943,277 Phantom Units remaining available for issuance. The Phantom Units are subject to all of the terms and conditions of the A/R LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount based on an allocation formula which included a percentage multiplier of the grantee’s base salary, among other factors, converted to a number of units based on the closing price of one of our common units preceding the grant date, as determined by the board of directors of our general partner and quoted on the NYSE.
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
The following tables present the award activity for our Equity-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2019	37,139	1,252,544	$11.34
Granted	40,065	594,912	$10.15
Vested	(37,139)	(481,336)	$10.84
Forfeited	—	(38,955)	$11.07
Phantom Unit awards at June 30, 2020	40,065	1,327,165	$10.98

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2018	34,611	1,130,685	$11.19
Granted	37,139	544,857	$11.37
Vested	(34,611)	(417,348)	$11.00
Forfeited	—	(2,859)	$10.94
Phantom Unit awards at June 30, 2019	37,139	1,255,335	$11.34
The following tables present the award activity for our Liability-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2019	12,177	44,620	$11.53
Granted	13,136	46,027	$10.15
Vested	(12,177)	—	$11.37
Phantom Unit awards at June 30, 2020	13,136	90,647	$10.76

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2018	11,348	29,265	$11.31
Granted	12,177	39,464	$11.37
Vested	(11,348)	—	$11.55
Phantom Unit awards at June 30, 2019	12,177	68,729	$11.32
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
For the three months ended June 30, 2020 and 2019, we recognized $1.6 million and for the six months ended June 30, 2020 and 2019 we recognized $3.3 million and $3.0 million, respectively, of compensation expense associated with outstanding Phantom Units. As of June 30, 2020, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $12.9 million, which we expect to recognize over a weighted average period of 2.68 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.
We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Equity-classified Phantom Units (1)	$152	$469	$629	$887
Liability-classified Phantom Units	12	29	33	44
Total	$164	$498	$662	$931

(1) We had no reclassifications to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited for the three months ended June 30, 2020 and 2019. We reclassified $57 thousand and $7 thousand for the six months ended June 30, 2020 and 2019, respectively, for forfeitures.
19. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash paid for income taxes	$433	$607
Cash paid for interest	$4,957	$5,815
Cash paid for operating leases	$3,416	$3,058
The following table provides supplemental information for the item labeled “Other” in the “Net cash provided by operating activities” section of our consolidated statements of cash flows:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Loss associated with disposal of assets	$—	$50
Amortization of deferred financing costs	414	657
	$414	$707

Non-cash activities
Leases
We recorded $2.8 million of right-of-use lease assets and the associated liabilities on our consolidated balance sheet as of June 30, 2020, representing non-cash activities resulting from new or extended lease agreements. See Note 7. Leases for further discussion.
Non-cash Investing Activities
For the six months ended June 30, 2020 and 2019, we had non-cash investing activities for capital expenditures for property, plant and equipment that were financed through accounts payable and accrued expenses as presented in the table below for the periods indicated:

	Six months ended June 30,
	2020	2019
	(in thousands)
Property, plant and equipment financed through accounts payable accrued liabilities	$(252)	$2,316

20. SUBSEQUENT EVENTS
Distribution to Partners
On July 23, 2020, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.111 per unit, or $0.444 per unit on an annualized basis, for the three months ended June 30, 2020. Consistent with the distribution declared for the first quarter of 2020, the distribution represents a decrease of $0.259 per unit, or 70.0% below the distribution with respect to the fourth quarter of 2019. The distribution will be paid on August 14, 2020, to unitholders of record at the close of business on August 4, 2020. The distribution will include payment of $1.7 million to our public common unitholders, $1.3 million to USDG as a holder of our common units and $51 thousand to USD Partners GP LLC as a holder of the general partner interest.
Revolving Credit Facility Activity
Subsequent to June 30, 2020, we made additional repayments of $3.0 million under the terms of our existing $385 million Revolving Credit Facility. The Credit Agreement provides for borrowings of up to $385 million, expandable to $500.0 million, with lender consent, and expires on November 2, 2022. As of August 3, 2020, we had amounts outstanding of $215.0 million under the Revolving Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with the unaudited consolidated financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Among other things, those consolidated financial statements include more detailed information regarding the basis of presentation for the following discussion and analysis. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and subsequent Quarterly Reports on Form 10-Q. Please also read the “Cautionary Note Regarding Forward-Looking Statements” following the table of contents in this Report.
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
USD, along with its partner, Gibson, is also pursuing long-term solutions to transport heavier grades of crude oil produced in Western Canada through the construction of a Diluent Recovery Unit, or DRU, at the Hardisty terminal, which we expect will be placed into service in the second quarter of 2021. As of the date of this report, USD has secured the necessary financing, obtained all material permits and entered into fixed-price construction contracts regarding the construction of the project. USD’s patented DRU technology separates the diluent that has been added to the raw bitumen in the production process which meets two important market needs – it returns the recovered diluent for reuse in the Alberta market, reducing delivered costs for diluent, and it creates DRUbit™, a proprietary heavy Canadian crude oil specifically designed for rail transportation. DRUbit™ is crude oil or bitumen that has been returned to a more concentrated, viscous state that is classified as a non-hazardous, non-flammable commodity when transported by rail in Canada and the U.S. DRUbit™ is a market access solution that will satisfy demand for heavy Canadian crude oil on the U.S. Gulf Coast and in other markets at a cost that is economically competitive to the crude oil that is transported by pipeline today. In addition, USD is constructing a new destination terminal in Port Arthur, Texas for the DRUbit™ that will be transloaded at our Hardisty origination terminal.
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
COVID-19 and Crude Oil Pricing Environment Update
In December 2019, a novel coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization declared that the spread of COVID-19 qualified as a global pandemic. The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement worldwide. As a result, there has been a significant reduction in demand for and prices of crude oil, natural gas and natural gas liquids. In addition, in March 2020, members of the Organization of the Petroleum Exporting Countries, or OPEC+, failed to agree on oil production levels, which led to a substantial decline in oil prices and an increasingly volatile market. In March and April 2020, domestic oil and natural gas producers announced dramatic reductions or curtailments of their development programs, as well as plans to shut-in production. In April 2020, even though OPEC+ announced that it had reached an agreement to cut production by 9.7 million barrels per day, or Mmbpd, oil prices did not meaningfully increase. As concerns about domestic oil storage capacity being fully subscribed in May 2020 grew, on April 20, 2020, WTI oil futures priced at historic lows. While COVID-19 is still a global pandemic, parts of the world are starting to recover and some economies are starting to reopen. However, there still remains considerable uncertainty, as certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases.
These events have negatively impacted our customers and thereby limited our ability to grow our business. For example, as a result of the overall downturn in the crude market and the decline in the demand for petroleum products, in March 2020, we tested the goodwill associated with our Casper terminal for impairment, which resulted in an impairment loss. Declining demand for petroleum products could lead to delays or reductions of expected throughput levels and changes in expectations for current contracts in place at the Casper terminal. Additionally, declining demand for export capacity by customers of our Hardisty terminal resulted in a significant decrease in the average daily terminal throughput during the second quarter of 2020. Refer to Part I. Item 1. Financial Statements, Note 8. Goodwill and intangible assets of this Report for further discussion of the impairment loss at the Casper terminal.
Given the current uncertainty in the energy industry, the board of directors of our general partner elected to reduce the quarterly distribution per unit declared for the first and second quarters of 2020 by 70% as compared to the distribution for the fourth quarter of 2019 as a proactive measure to strengthen our financial position and redeploy certain free cash flow to de-lever. During the second quarter of 2020, we repaid $6 million of the outstanding balance of our revolving credit facility. Refer to Liquidity and Capital Resources — Cash Requirement — Distributions for further discussion.
Recent efforts to reopen the economy have led to increases in the demand for crude oil and petroleum products, which resulted in a modest recovery in oil prices as compared to the lower price levels that were present at the end of the first quarter and during the second quarter of 2020. As a result, as of the beginning of July 2020, producers in Canada and the U.S. have stated that they will start to bring back some of the temporary shut-in production from the first quarter of 2020. Additionally, OPEC+ agreed in July 2020 to taper oil production cuts, which will scale back production cuts from 9.7 Mmbpd to 7.7 Mmbpd between August 2020 and January 2021. We believe that if the increases in demand continue, additional producers in Canada and the U.S. will likely announce that they are bringing back further production throughout the end of the year. However, there still remains significant uncertainty given the unprecedented and evolving nature of the COVID-19 pandemic, and the extent and duration of any increases in demand and price levels are difficult to predict, if such increases occur at all. As demand and prices increase, the need for crude by rail export capacity from our terminals is also expected to increase.
The broader implications of COVID-19 and lower oil and natural gas prices on our results of operations and overall financial performance remain uncertain. We have implemented protocols and procedures designed to manage risk associated with the direct impact of COVID-19 on our operations. We have not experienced material disruptions to our operations or material increase in our cash expenses. Currently, we expect to have sufficient liquidity to operate our business and remain in compliance with the financial covenants under our credit agreement for at least the next twelve months and we do not expect our customers to terminate existing contracts. However, if the pandemic continues and/or oil prices decline or remain at relatively low levels, these conditions may have an adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020. Given the unprecedented and evolving nature of the COVID-19 pandemic and the state of the commodity markets, we continue to actively monitor their impact on our operations and financial condition. Refer to Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for further discussion of certain risks relating to the COVID-19 pandemic.
Impact of Current Market Events
The WCS to West Texas Intermediate, or WTI, crude oil spread narrowed to between $2-$19 per barrel during the second quarter of 2020, as a result of the decline in global oil supply described in COVID-19 and Crude Oil Pricing Environment Update discussed above. The narrowing of the WCS to WTI crude oil spread resulted in a decrease in the utilization of our rail terminals by our customers in the second quarter of 2020 and to date in the third quarter of 2020.
Apportionment levels on the primary heavy crude oil pipelines of the largest export pipeline system from Western Canada to the U.S. averaged approximately 50% and apportionment on the light crude oil pipelines on the system averaged approximately 8% in the first quarter of 2020 (representing the percentage of barrels nominated that were not shipped due to pipeline capacity constraints). In the second quarter of 2020, apportionment levels on the primary heavy crude oil pipelines of the largest export pipeline system from Western Canada to the U.S. decreased to an average of approximately 13%. Apportionment levels have started to increase modestly as of July 2020 and are expected to continue to increase with the increase in demand and lack of available pipeline takeaway capacity. Inventory levels in Western Canada at the end of the second quarter of 2020 have decreased by approximately 30% compared to the levels that existed at the end of 2019. However, in the second half of 2020 and as a result of the recent events, inventory levels are expected to increase. There still remains significant uncertainty given the unprecedented and evolving nature of the COVID-19 pandemic, and the extent and duration of any increases in apportionment or inventory levels are difficult to predict, if such increases occur at all.
Future WCS to WTI spreads published by Bloomberg through 2024 average approximately $15 per barrel, as a result of the decline in global oil demand previously discussed. Given the current market conditions, as stated above, and as pipeline outages continue and uncertainty remains, supply is expected to be higher than pipeline takeaway capacity, with pipeline apportionment levels trending higher than current levels. As this occurs, crude by rail volumes from Western Canada to the United States are expected to increase, possibly in the latter part of 2020.

Additionally, projects to increase pipeline export capacity have continued to experience significant regulatory delays. For example, the anticipated in-service date of Enbridge’s Line 3 Replacement project to upgrade and expand an existing pipeline delivering Western Canadian crude to U.S. markets in the second half of 2020 is now uncertain, due to regulatory issues on the U.S. portion of the pipeline. In March 2020, the government of Alberta announced that it had reached an agreement to invest $1.5 billion in equity investment in the Keystone XL crude oil pipeline project in 2020 followed by a $6 billion loan guarantee in 2021 in order to enable the completion of the project by 2023. However, in April 2020, a U.S. judge cancelled a key permit needed for the construction of the Keystone XL crude oil pipeline. The construction of the Keystone XL pipeline is now on hold until at least 2021. In July 2020, the White House issued a permit to expand the cross-border shipping limit on the existing Keystone pipeline to 760,000 bpd from 590,000 bpd. TC Energy plans to expand the pipeline by 50,000 bpd in 2021 with the use of drag reducing agent, or DRA. The additional capacity will be assessed in the future and may require additional capital expenditures. This decision comes after a U.S judge cancelled a key permit needed for construction of Keystone XL. Current pipeline operators are also facing legal challenges to keep their pipelines in operation. Enbridge Line 5 is currently operating without the East Leg portion of the pipeline, therefore decreasing natural gas liquids, or NGL, and crude oil take-away in Alberta, Canada. The Dakota Access Pipeline is in the middle of a legal dispute to determine whether the pipeline can continue to operate and if a full environmental impact statement, or EIS, is required. As pipeline export capacity challenges remain, crude by rail exports will remain a valuable egress solution.
As producers in Western Canada start to bring back production, we expect demand for and utilization of our rail terminals will increase as produced barrels will need to be exported, in the event relative price differentials make it economic to do so, which continues to remain uncertain and difficult to predict. In the long-term, we expect demand for rail capacity at our terminals to increase over the next several years and potentially longer if proposed pipeline developments do not meet currently planned timelines and regulatory or other challenges persist. Our Hardisty and Casper terminals, with established capacity and scalable designs, are well-positioned as strategic outlets to meet growing takeaway needs as Western Canadian crude oil supplies continue to exceed available pipeline takeaway capacity. Also, USD is pursuing long-term solutions to transport heavier grades of crude oil produced in Western Canada through the construction of a Diluent Recovery Unit, or DRU, at the Hardisty terminal, which we expect will be placed into service in the second quarter of 2021. This project is expected to maximize benefits to producers, refiners and railroads. Additionally, we believe our Stroud terminal provides an advantageous rail destination for Western Canadian crude oil given the optionality provided by its connectivity to the Cushing hub and multiple refining centers across the United States. Rail also generally provides a greater ability to preserve the specific quality of a customer’s product relative to pipelines, providing value to a producer or refiner. We expect these advantages, including our recently established origin-to-destination capabilities, to continue to result in long-term contract extensions and expansion opportunities across our terminal network.
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
Fleet Services
We provide our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail on multi-year, take-or-pay terms under master fleet services agreements for initial periods ranging from five to nine years. We do not own any railcars. As of June 30, 2020, our railcar fleet consisted of 1,432 railcars, which we leased from various railcar manufacturers and financial entities, including 1,058 coiled and insulated, or C&I, railcars. We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 1,232 of the railcars to other parties, but we have retained certain rights and obligations with respect to the servicing of these railcars. The weighted average remaining contract life on our railcar fleet is 2.0 years as of June 30, 2020. At the end of June 2020, leases on 250 railcars were assigned directly to one of our customers. We do not expect this transfer to have a material impact on our business, cash flows or results of operations.
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
The following table sets forth a reconciliation of Net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by operating activities	$5,409	$9,336	$17,126	$19,507
Add (deduct):
Amortization of deferred financing costs	(207)	(207)	(414)	(657)
Deferred income taxes	189	154	541	403
Changes in accounts receivable and other assets	334	3,134	2,137	2,298
Changes in accounts payable and accrued expenses	2,130	(1,221)	1,232	(2,009)
Changes in deferred revenue and other liabilities	213	(2,264)	(2,822)	(2,462)
Interest expense, net	2,253	2,970	4,968	6,150
Provision for (benefit from) income taxes	188	128	(319)	198
Foreign currency transaction loss (1)	1,150	20	1,058	202
Other income	—	(25)	—	(42)
Non-cash deferred amounts (2)	1,119	161	1,556	110
Adjusted EBITDA	12,778	12,186	25,063	23,698
Add (deduct):
Cash paid for income taxes	(116)	(329)	(433)	(607)
Cash paid for interest	(2,874)	(2,995)	(4,957)	(5,815)
Maintenance capital expenditures	(82)	(45)	(114)	(45)
Distributable cash flow	$9,706	$8,817	$19,559	$17,231

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
Casper Terminal Customer Contract Expirations and Goodwill Impairment
The final legacy terminalling services agreement at our Casper Terminal expired at the end of August 2019 and was not renewed or extended. We continue to seek other opportunities to enhance the utilization and profitability of the Casper terminal with other producers, refiners and marketers of crude oil. The revenue provided by the current agreements at our Casper terminal, certain of which contain take-or-pay terms for storage services and variable fees associated with actual throughput volumes and other services, may be less predictable than the revenue historically provided by the legacy contracts, which were based on minimum volume commitments. We have not yet entered into arrangements to replace all of the revenue previously provided by the legacy contracts at the Casper Terminal.
In July 2019, Enbridge Inc. announced a program to increase the capacity of the Express pipeline by up to an additional 50,000 bpd with the use of DRA and pump stations. We anticipate that some of the additional volumes resulting from the increased capacity on the Express pipeline could be delivered to our Casper terminal, as we believe outbound pipeline connections from the Express pipeline and nearby terminals are at or near full capacity. Our ability to secure additional commercial opportunities and replace the revenue previously generated under the expired contracts may be limited until Enbridge successfully completes its DRA project. In late July 2020, Enbridge announced that it has placed 25,000 bpd of the additional capacity on its Express pipeline into service and plans to place the additional 25,000 bpd into service sometime in 2021.
In Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — General Trends and Outlook — Casper Terminal Customer Contract Renewals and Expirations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we previously disclosed that we may recognize an impairment of the Casper terminal’s goodwill under certain conditions. In March 2020, in light of the overall downturn in the crude oil market and the decline in the demand for petroleum products, we tested the goodwill associated with our Casper terminal for impairment since such downturn could lead to delays or reductions of expected throughput levels and changes in expectations for current contracts in place at the Casper terminal. As a result of our impairment testing, we recognized an impairment loss of $33.6 million of goodwill associated with our

Casper terminal for the six months ended June 30, 2020. Refer to Part I. Item 1. Financial Statements, Note 8. Goodwill and intangible assets of this Report for further discussion.
Factors Affecting the Comparability of Our Financial Results
The comparability of our current financial results in relation to prior periods are affected by the factors described below.
Casper Terminal Customer Contract Expirations and Goodwill Impairment
Our last legacy terminalling services agreement at our Casper Terminal expired at the end of August 2019 and was not renewed or extended. The expired agreement contributed $9.3 million to our “Terminalling Services” revenue and $6.5 million of Adjusted EBITDA during the twelve months preceding the expiration of the agreement. Furthermore, in March 2020, we tested the goodwill associated with our Casper terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reductions of expected throughput levels and changes in expectations for current contracts in place at the Casper terminal. As a result of our impairment testing, we recognized an impairment loss of $33.6 million for the six months ended June 30, 2020.
Income Tax
In June 2019, the Canadian Province of Alberta enacted a tax rate decrease that reduces the tax rate on business income from the previous rate of 12% to an ultimate rate of 8% effective for 2022. The reduction in the tax rate on business income will be phased in over three years beginning with a reduction to an 11% rate effective July 1, 2019, with further reductions of 1% in each successive year until it reaches 8% on January 1, 2022. As a result, the income tax rate on business income for Alberta businesses in 2020 is 10%. The rate in 2019 was 11.5%, representing a blended rate of 12% from January 1, 2019 through June 30, 2019 and 11% from July 1, 2019 through December 31, 2019.
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
As a result of these CARES Act changes, for the three and six months ended June 30, 2020, we recognized a current tax benefit of $13 thousand and $530 thousand, respectively, for a claimable tax refund by carrying back U.S. net operating losses incurred in 2018, 2019, and in the first half of 2020. We also recognized a one-time deferred tax expense of $46 thousand in the first quarter of 2020 due to the net effect of utilizing all U.S. net operating loss deferred tax assets and releasing the corresponding U.S. valuation allowance as of December 31, 2019. We expect to recognize additional tax benefit in 2020 due to anticipated taxable losses. The tax impacts of the CARES Act were computed with the best available information, and will be adjusted after the 2020 U.S. tax return is finalized. However, we do not expect these adjustments to have a material change to the tax provision in future periods.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to aid in resource allocation decisions and to assess operational performance.
The following table summarizes our operating results by business segment and corporate charges for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating income (loss)
Terminalling services	$7,802	$8,249	$(18,489)	$16,699
Fleet services	24	74	(48)	5
Corporate and other	(2,825)	(3,147)	(5,962)	(6,122)
Total operating income (loss)	5,001	5,176	(24,499)	10,582
Interest expense	2,256	2,982	4,995	6,169
Loss associated with derivative instruments	332	1,074	3,205	1,746
Foreign currency transaction loss	1,150	20	1,058	202
Other expense (income), net	(111)	21	(843)	(3)
Provision for (benefit from) income taxes	188	128	(319)	198
Net income (loss)	$1,186	$951	$(32,595)	$2,270
Summary Analysis of Operating Results
Changes in our operating results for the three and six months ended June 30, 2020, as compared with our operating results for the three and six months ended June 30, 2019, were primarily driven by:
•activities associated with our terminalling services business including:
◦higher revenues resulting from higher rates on certain of our terminalling services agreements at our Hardisty terminal that became effective July 1, 2019;
◦higher revenue associated with revenue that was recognized in the first half of 2020 that we previously deferred associated with the make-up right options we granted to customers of our Hardisty terminal;
◦lower operating income (loss) resulting from the conclusion of a contract at our Casper terminal in August 2019 and lower subcontracted rail service costs due to lower throughput;
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

RESULTS OF OPERATIONS — BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenues
Terminalling services	$26,109	$25,255	$54,432	$50,891
Freight and other reimbursables	32	223	649	528
Total revenues	26,141	25,478	55,081	51,419
Operating costs
Subcontracted rail services	2,688	3,699	6,133	7,264
Pipeline fees	5,395	4,902	11,742	9,963
Freight and other reimbursables	32	223	649	528
Operating and maintenance	3,604	1,525	7,692	3,688
Selling, general and administrative	1,417	1,597	3,140	3,260
Goodwill impairment loss	—	—	33,589	—
Depreciation and amortization	5,203	5,283	10,625	10,017
Total operating costs	18,339	17,229	73,570	34,720
Operating income (loss)	7,802	8,249	(18,489)	16,699
Foreign currency transaction loss (gain)	81	(54)	7	(95)
Other expense (income), net	(110)	25	(839)	1
Provision for income taxes	208	123	161	190
Net income (loss)	$7,623	$8,155	$(17,818)	$16,603
Average daily terminal throughput (bpd)	38,628	117,171	98,696	100,331
Three Months Ended June 30, 2020 compared with the three months ended June 30, 2019
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $0.7 million to $26.1 million for the three months ended June 30, 2020, as compared with the three months ended June 30, 2019. This increase was primarily due to increased revenue at our Hardisty terminal resulting from revenue recognized during the quarter for contracted capacity that exceeds the current transloading capacity of the terminal. This revenue was offset by additional operating costs incurred pursuant to a new agreement with a related party for providing terminalling services for the additional capacity on our behalf at the same rate, on a per barrel basis, that we received as revenue. Additionally, higher rates included in some of our terminalling services agreements that became effective July 1, 2019 due to our re-contracting efforts contributed to the increase in revenues. The increases in revenues were partially offset by lower revenue at our Casper terminal resulting from the conclusion of a customer agreement in August 2019.
Our average daily terminal throughput decreased 78,543 bpd to 38,628 bpd for the three months ended June 30, 2020, as compared with 117,171 bpd for the three months ended June 30, 2019. Our throughput volumes decreased primarily due to a decrease in demand for export capacity by customers of our Hardisty terminal, a portion of which drives the demand for deliveries to our Stroud terminal and its connection to the Cushing oil hub.

The decreased demand associated with our Hardisty terminal resulted from the narrowed WCS to WTI pricing spreads during the three months ended June 30, 2020, primarily as a result of the decline in global oil demand, as described in Recent Developments- Market Update- COVID-19 and Crude Oil Pricing Environment Update. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services.
Our terminalling services revenue for the three months ended June 30, 2020, would have been $0.7 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended June 30, 2020, was the same as the average exchange rate for the three months ended June 30, 2019. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7215 for the three months ended June 30, 2020 as compared with 0.7477 for the three months ended June 30, 2019.
Operating Costs
The operating costs of our Terminalling services segment increased $1.1 million to $18.3 million for the three months ended June 30, 2020, as compared with the $17.2 million for the three months ended June 30, 2019. The increase was primarily attributable to an increase in operating and maintenance costs and higher pipeline fees, partially offset by a decrease in subcontracted rail services costs.
Our terminalling services operating costs for the three months ended June 30, 2020, would have been $0.4 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended June 30, 2020, was the same as the average exchange rate for the three months ended June 30, 2019.
Subcontracted rail services. Our costs for subcontracted rail services decreased $1.0 million to $2.7 million for the three months ended June 30, 2020, from $3.7 million for the three months ended June 30, 2019, primarily due to the reduced throughput at our terminals discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty terminal less direct operating costs. Our pipeline fees increased $0.5 million to $5.4 million for the three months ended June 30, 2020, as compared with $4.9 million for the three months ended June 30, 2019, primarily due to higher revenues at our Hardisty terminal.
Operating and maintenance. Operating and maintenance expense increased $2.1 million to $3.6 million for the three months ended June 30, 2020, as compared with $1.5 million the three months ended June 30, 2019. The increased operating and maintenance expenses are primarily due to expenses incurred pursuant to a new agreement with a related party for providing terminalling services on our behalf to a customer of our Hardisty terminal for contracted capacity that exceeds the current transloading capacity available at our Hardisty terminal. These costs represent the same rate, on a per barrel basis, that we received as revenue from our third-party customer.
Other Expense (Income), net
Other expense (income), net. Other expense (income), net increased $0.1 million to $0.1 million of income for the three months ended June 30, 2020, as compared with $25 thousand of expense for the three months ended June 30, 2019. This increase is primarily attributable to income that we earned in 2020 as an incentive for railcar movements of a customer at our Hardisty terminal associated with new railroad incentive agreements.
Six months ended June 30, 2020 compared with six months ended June 30, 2019
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $3.7 million to $55.1 million for the six months ended June 30, 2020, as compared with $51.4 million for the six months ended June 30, 2019. This increase was primarily due to increased revenue at our Hardisty terminal resulting from revenue recognized during the first half of 2020 for contracted capacity that exceeds the current transloading capacity of the terminal. This revenue was offset by additional operating costs incurred pursuant to a new agreement with a related party for providing terminalling services for the additional capacity on our behalf at the same rate, on a per barrel basis, that we received as revenue. Higher rates included in some of our terminalling services agreements that became effective July 1, 2019 due to our re-contracting efforts also contributed to the increase in revenues. Additionally, we recognized revenue in the first six months of 2020 that we previously deferred associated with the make-up right options we granted to customers of our Hardisty terminal, as the likelihood that the make-up right options will be utilized in future periods is now remote. The increases in revenues were partially offset by lower revenue at our Casper terminal resulting from the conclusion of a customer agreement in August 2019.
Our average daily terminal throughput decreased 1,635 bpd to 98,696 bpd for the six months ended June 30, 2020, as compared with 100,331 bpd for the six months ended June 30, 2019. Our throughput volumes decreased primarily due to a decrease in demand for export capacity by customers of our Hardisty terminal that occurred during the second quarter of 2020, a portion of which drives the demand for deliveries to our Stroud terminal and its connection to the Cushing oil hub. The decreased demand associated with our Hardisty terminal resulted from the narrowed WCS to WTI pricing spreads during the second quarter of 2020, primarily as a result of the decline in global oil demand, as described in Recent Developments- Market Update- COVID-19 and Crude Oil Pricing Environment Update. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services.
Our terminalling services revenue for the six months ended June 30, 2020, would have been $0.9 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the six months ended June 30, 2020, was the same as the average exchange rate for the six months ended June 30, 2019. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7335 for the six months ended June 30, 2020 as compared with 0.7499 for the six months ended June 30, 2019.
Operating Costs
The operating costs of our Terminalling services segment increased $38.9 million to $73.6 million for the six months ended June 30, 2020, as compared with the $34.7 million for the six months ended June 30, 2019. The increase is primarily attributable to an impairment of our goodwill recognized in the first quarter of 2020 at our Casper terminal due to current economic conditions, an increase in operating and maintenance costs, higher pipeline fees and increased depreciation and amortization, partially offset by lower subcontracted rail services costs.
Our terminalling services operating costs for the six months ended June 30, 2020, would have been $0.5 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the six months ended June 30, 2020, was the same as the average exchange rate for the six months ended June 30, 2019.
Subcontracted rail services. Our costs for subcontracted rail services decreased $1.1 million to $6.1 million for the six months ended June 30, 2020, as compared with the six months ended June 30, 2019, primarily due to the reduced throughput at our terminals that occurred during the second quarter of 2020, as discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty terminal less direct operating costs. Our pipeline fees increased $1.8 million to $11.7 million for the six months ended June 30, 2020, as compared with the six months ended June 30, 2019, primarily due to higher revenues at our Hardisty terminal. Additionally, we recognized pipeline fees during the six months ended June 30, 2020, associated with revenue that we previously deferred associated with the make-up right options we granted to customers of our Hardisty terminal, since the likelihood that the make-up right options will be utilized in future periods is now remote.
Operating and maintenance. Operating and maintenance expense increased $4.0 million to $7.7 million for the six months ended June 30, 2020, as compared with $3.7 million the six months ended June 30, 2019. The increased operating and maintenance expenses are primarily due to expenses incurred pursuant to a new agreement with a related party for providing terminalling services on our behalf to a customer of our Hardisty terminal for contracted capacity that exceeds the current transloading capacity available at our Hardisty terminal. These costs represent the same rate, on a per barrel basis, that we received as revenue from our third-party customer.
Goodwill impairment loss. In March 2020, we tested the goodwill associated with our Casper terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products. As a result of our impairment testing, we recognized an impairment loss of $33.6 million for the six months ended June 30, 2020. Refer to Part I. Item 1. Financial Statements, Note 2. Recent Accounting Pronouncements and Note 8. Goodwill and intangible assets of this Quarterly Report for further discussion.
Depreciation and amortization. Depreciation and amortization expense increased $0.6 million to $10.6 million for the six months ended June 30, 2020, as compared with $10.0 million for the six months ended June 30, 2019. The increase is primarily due to a revised estimate of our asset retirement obligations, or ARO, that decreased depreciation and amortization expense by $0.6 million in the first quarter of 2019 associated with our decommissioned San Antonio rail terminal as compared to a revised ARO estimate that decreased depreciation and amortization by only $0.2 million during the second quarter of 2020 associated with the same terminal, coupled with an increase in depreciation associated with the outbound pipeline at our Casper terminal that was placed into service in December 2019.
Other Expense (Income), net
Other expense (income), net. Other expense (income), net increased $0.8 million for the six months ended June 30, 2020, as compared with the six months ended June 30, 2019. This increase is primarily attributable to income that we earned in 2020 as an incentive for railcar movements of a customer at our Hardisty terminal associated with new railroad incentive agreements.
FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenues
Fleet leases	$983	$983	$1,967	$1,967
Fleet services	279	279	556	563
Freight and other reimbursables	33	75	38	234
Total revenues	1,295	1,337	2,561	2,764
Operating costs
Freight and other reimbursables	33	75	38	234
Operating and maintenance	1,025	985	2,045	2,033
Selling, general and administrative	213	203	526	492
Total operating costs	1,271	1,263	2,609	2,759
Operating income (loss)	24	74	(48)	5
Foreign currency transaction loss (gain)	3	4	(3)	8
Provision for (benefit from) income taxes	(20)	5	(480)	8
Net income (loss)	$41	$65	$435	$(11)

Three Months Ended June 30, 2020 compared with the three months ended June 30, 2019
The underlying business activities associated with our Fleet services segment have remained relatively consistent for the three months ended June 30, 2020, as compared with the three months ended June 30, 2019. As a result, we have experienced only modest changes in the operating revenues and expenses associated with this business segment.
Historically we have assisted our customers with procuring railcars to facilitate their use of our terminalling services. Our wholly-owned subsidiary USD Rail LP has historically entered into leases with third-party manufacturers of railcars and financial firms, which it has then leased to customers. Although we expect to continue assisting our customers with obtaining railcars for their use transporting crude oil from our terminals, as our existing lease agreements expire, or are otherwise terminated, or assigned to our existing customers, we do not expect to enter into similar leasing arrangements in the future. Should market conditions change, we would potentially assist with the procurement and management of railcars on behalf of our customers again in the future.
Six months ended June 30, 2020 compared with six months ended June 30, 2019
Revenues from our Fleet services segment decreased $0.2 million to $2.6 million for the six months ended June 30, 2020, as compared with $2.8 million for the six months ended June 30, 2019. The decrease in revenue was primarily attributable to fewer customer reimbursements to us for freight and other reimbursable charges that we have incurred on their behalf. The decrease in Freight and other reimbursables revenue was exactly offset by a corresponding decrease in Freight and other reimbursables operating costs for the same reason.
Our benefit for income taxes in the Fleet services segment increased $0.5 million to a benefit of $0.5 million for six months ended June 30, 2020 as compared with a provision of $8 thousand for the six months ended June 30, 2019. This increase in benefit is due to a provision in the CARES Act that allows U.S. net operating losses incurred in tax years 2018, 2019, or 2020 to be carried back to the preceding five years and generate a tax refund. Under prior guidance, these net operating losses could only be carried forward.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating costs
Selling, general and administrative	$2,825	$3,147	$5,962	$6,122
Operating loss	(2,825)	(3,147)	(5,962)	(6,122)
Interest expense	2,256	2,982	4,995	6,169
Loss associated with derivative instruments	332	1,074	3,205	1,746
Foreign currency transaction loss	1,066	70	1,054	289
Other income, net	(1)	(4)	(4)	(4)
Net loss	$(6,478)	$(7,269)	$(15,212)	$(14,322)
Three Months Ended June 30, 2020 compared with the three months ended June 30, 2019
Costs associated with our corporate activities decreased $0.8 million to $6.5 million for the three months ended June 30, 2020, as compared to $7.3 million for the three months ended June 30, 2019. Our interest expense costs decreased $0.7 million to $2.3 million due to a decrease in interest rates we were charged under our Credit Agreement, partially offset by a higher weighted average balance of debt outstanding during the three months ended June 30, 2020, as compared to the same period in 2019. In addition, we incurred a non-cash loss of $0.3 million on our interest rate derivatives for the three months ended June 30, 2020, as compared to a non-cash loss of $1.1 million for the same period in 2019. We had a foreign currency transaction loss of $1.1 million for three months ended June 30, 2020 primarily due to repayments and anticipated repayments to us related to an intercompany loan with one of our consolidated subsidiaries.
Six months ended June 30, 2020 compared with six months ended June 30, 2019
Costs associated with our corporate activities increased $0.9 million to $15.2 million for the six months ended June 30, 2020 as compared with the same period in 2019. The decreased interest expense costs and higher foreign currency transaction loss for the current period as compared to the same period in the prior year were due to the same reasons cited above in our three month analysis. In addition, we incurred a higher non-cash loss of $3.2 million on our interest rate derivatives for the six months ended June 30, 2020, as compared to a non-cash loss of $1.7 million for the same period in 2019.

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
Liquidity Sources
We expect our ongoing sources of liquidity to include borrowings under our senior secured credit agreement, issuances of debt securities and additional partnership interests as well as cash generated from our operating activities. We believe that cash generated from these sources will be sufficient to meet our ongoing working capital and capital expenditure requirements and to make quarterly cash distributions at current levels for the next 12 months.
For information regarding our Credit Agreement, please see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part I. Item 1. Financial Statements, Note 9. Debt of this Quarterly Report.
The following table presents our available liquidity as of the dates indicated:

	June 30, 2020	December 31, 2019
	(in millions)
Cash and cash equivalents (1)	$3.1	$3.1
Aggregate borrowing capacity under Credit Agreement	385.0	385.0
Less: Revolving Credit Facility amounts outstanding	218.0	220.0
Available liquidity based on Credit Agreement capacity (2)	$170.1	$168.1
Available liquidity based on Credit Agreement covenants (2)	$29.3	$31.9

(1) Excludes amounts that are restricted pursuant to our collaborative agreement with Gibson.
(2) Pursuant to the terms of our Credit Agreement, our borrowing capacity currently is limited to 4.5 times our trailing 12-month consolidated EBITDA, which equates to $26.2 million and $28.8 million of borrowing capacity available at June 30, 2020 and December 31, 2019, respectively.
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

Cash Flows
The following table and discussion summarize the cash flows associated with our operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$17,126	$19,507
Investing activities	(377)	(2,677)
Financing activities	(17,625)	(15,358)
Effect of exchange rates on cash	438	605
Net change in cash, cash equivalents and restricted cash	$(438)	$2,077
Operating Activities
Net cash provided by operating activities decreased $2.4 million to $17.1 million for the six months ended June 30, 2020, as compared with $19.5 million for the six months ended June 30, 2019. The decrease in net cash provided by operating activities was primarily due to the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.
Investing Activities
Net cash used in investing activities decreased to $0.4 million for the six months ended June 30, 2020 compared to $2.7 million for the six months ended June 30, 2019 primarily due to the construction of the outbound pipeline connection from our Casper terminal to the Platte terminal located at the termination point of the Express pipeline that was placed into service in December 2019.
Financing Activities
Net cash used in financing activities increased to $17.6 million for the six months ended June 30, 2020 from $15.4 million for the six months ended June 30, 2019. Our net proceeds from long-term debt during the six months ended June 30, 2020 were $9.0 million lower than the amounts we borrowed during the six months ended June 30, 2019. Additionally, cash paid for distributions decreased during the six months ended June 30, 2020, as compared to the same period in 2019.
Cash Requirements
Our primary requirements for cash are: (1) financing current operations, (2) servicing our debt, (3) funding capital expenditures, including potential acquisitions and the costs to construct new assets, and (4) making distributions to our unitholders.
Capital Requirements
Our historical capital expenditures have primarily consisted of the costs to construct and acquire energy-related logistics assets. Our operations are expected to require investments to expand, upgrade or enhance existing facilities and to meet environmental and operational regulations. We also occasionally invest in our assets to expand their capacity or capability, such as the pipeline connection from our Casper Terminal to the Platte Terminal. We may incur unanticipated costs in connection with any expansion projects, which costs could be material or be incurred in periods after the project is completed.
We expect to fund future capital expenditures from cash on our balance sheet, cash flow generated from our operating activities, borrowings under our Credit Agreement and the issuance of additional partnership interests or long-term debt.

Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital expenditures, or investment capital expenditures. Although we have not experienced significant maintenance capital expenditures in prior years, as the age and usage of our assets increase, we expect that costs we incur to maintain them in compliance with sound business practice, our contractual relationships and applicable regulatory requirements will likely increase. Some of these costs will be characterized as maintenance capital expenditures. We incurred $114 thousand for maintenance capital expenditures during the six months ended June 30, 2020. Our total expansion capital expenditures for the six months ended June 30, 2020 were $0.3 million.
Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating, investing and distribution needs. During the six months ended June 30, 2020, we received proceeds from borrowings of $10.0 million on our Revolving Credit Facility which we used for general partnership purposes and made repayments of $12.0 million on our Revolving Credit Facility from cash flow in excess of our operating and investing needs.
Distributions
Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we do not have a legal obligation to distribute any particular amount per common unit.
For the quarter ended June 30, 2020, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.111 per unit on all of our units. Our current quarterly distribution of $0.111 per unit equates to $3.0 million per quarter, or $12.1 million per year, based on the number of common and general partner units outstanding as of August 4, 2020. This distribution represents a decrease of 70.0% from the distribution with respect to the fourth quarter of 2019, and is consistent with the distribution declared for the first quarter of 2020. Given the current uncertainty in the energy industry, the board of directors made a proactive decision to strengthen our financial position by reducing our quarterly distribution and redeploying certain free cash flow to de-lever. During the second quarter of 2020, we repaid $6 million of the outstanding balance of our revolving credit facility.
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
Assessment of Recoverability of Goodwill
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Historically, goodwill was only included in our Terminalling services segment as part of our Casper terminal reporting unit.
We do not amortize goodwill, but test it for impairment annually based on the carrying amounts of our reporting units on the first day of the third quarter of each year or more frequently if impairment indicators arise that suggest the carrying amount of goodwill may be impaired. Our assessment of the recoverability of goodwill is highly subjective due to frequent changes in economic conditions underlying the assumptions upon which the valuations are based and global factors affecting the prices for various grades of crude oil and demand for our services.
In assessing our ability to recover the carrying amount of goodwill, we make critical assumptions that include but are not limited to:
1)our projections of future financial performance;
2)our expectations for contract renewals for existing and additional capacity with current customers;
3)our ability to expand our services and attract new customers;
4)our expected market weighted average cost of capital;
5)an expected range of EBITDA multiples derived from equity prices of public companies with similar operating and investment characteristics; and
6)an expected range of EBITDA multiples for transactions based on actual sales and purchases of comparable businesses.

We recognize an impairment loss when the carrying amount of a reporting unit exceeds its implied fair value. We reduce the carrying amount of goodwill to its fair value at the time we determine that an impairment has occurred.
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
The critical assumptions used in our analysis include the following:
1)a weighted average cost of capital of 12%;
2)a capital structure consisting of approximately 65% debt and 35% equity based on the capital structure of market participants;
3)a range of EBITDA multiples derived from equity prices of public companies with similar operating and investment characteristics, from 7.25x to 8.25x;
4)a range of EBITDA multiples for transactions based on actual sales and purchases of comparable businesses, from 8.0x to 9.0x; and
5)a range of incremental volumes expected at our Casper terminal of approximately 4,000 to 25,000 bpd for terminalling and storage services resulting from the anticipated successful completion of the Enbridge DRA project in the second half of 2020.
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
As indicated above, our estimate of fair value for the Casper terminal reporting unit required us to use significant unobservable inputs representative of Level 3 fair value measurements, including assumptions related to the future performance of our Casper terminal. During the first quarter of 2020, we completed our goodwill impairment analysis and determined that the carrying amount of the Casper terminal reporting unit exceeded its fair value at March 31, 2020. Accordingly, we have recognized an impairment loss of $33.6 million in our goodwill asset and have included this charge in “Goodwill impairment loss” within our consolidated statement of operations for the six months ended June 30, 2020. At June 30, 2020, we had no goodwill balance in our consolidated balance sheet.
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
When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable based on the estimated future undiscounted cash flows, an impairment loss is recognized to the extent the carrying amount exceeds the estimated fair value of the long-lived asset.
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
The critical assumptions underlying our projections included the following:
1)a range of incremental volumes expected at our Casper terminal of approximately 4,000 to 25,000 bpd for terminalling and storage services resulting from the anticipated successful completion of the Enbridge DRA project in the second half of 2020
2)expected volumes for our blended services business for distribution to local refiners;
3)a 15 year remaining useful life of the primary asset, represented by our property and equipment of the Casper terminal asset group; and
4)a residual value of 8.0x projected cash flows for the Casper terminal at the end of the 15 year remaining life of the primary asset.
Our projections of the undiscounted cash flows expected to be derived from the operation and disposition of the Casper terminal asset group exceeded the carrying amount of the asset group as of March 31, 2020, the date of our evaluation, indicating cash flows were expected to be sufficient to recover the carrying amount of the Casper terminal asset group. Accordingly, we did not recognize any impairment of our Casper terminal asset.
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
We have not observed any events or circumstances subsequent to our analysis at March 31, 2020 that would suggest the fair value of our Casper terminal asset is below its carrying amount as of June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We did not make any changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the ordinary course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. We may be subject to additional risks and uncertainties that we currently consider immaterial or that are unknown to us but may have a material impact on our business, financial condition and results of operations.

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

10.1††
Third Amendment to Facilities Connection Agreement between USD Terminals Canada ULC and Gibson Energy Infrastructure Partnership and USD Terminals Canada II ULC dated April 9, 2020 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 10-Q (File no. 001-36674) filed on May 5, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	The cover page of the USD Partners LP Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments)

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

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	August 6, 2020	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	August 6, 2020	By:	/s/ Adam Altsuler
Adam Altsuler Senior Vice President and Chief Financial Officer (Principal Financial Officer)