Form 10-Q
period 2020-09-30
USD Partners LP
filed 2020-11-05
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of November 2, 2020, there were 26,844,337 common units and 461,136 general partner units outstanding.

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
Cautionary Note Regarding Forward-Looking Statements
This Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) the impact of the novel coronavirus (COVID-19) pandemic and related economic downturn and governmental regulations; (2) changes in general economic conditions and commodity prices; (3) the effects of competition, in particular, by pipelines and other terminalling facilities; (4) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (5) government regulations regarding oil production, including if the Alberta Government were to resume setting production limits; (6) the supply of, and demand for, terminalling services for crude oil and biofuels; (7) the price and availability of debt and equity financing; (8) actions by third parties, including customers, lenders, construction-related services providers, and our sponsors; (9) hazards and operating risks that may not be covered fully by insurance; (10) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (11) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (12) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs or limit our operations; and (13) our ability to successfully identify and finance potential acquisitions and other growth opportunities. For additional factors that may affect our results, see “Risk Factors” and the other information included elsewhere in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, each of which is available to the public over the Internet at the website of the U.S. Securities and Exchange Commission, or SEC, (www.sec.gov) and at our website (www.usdpartners.com).

i

                PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited; in thousands of US dollars, except per unit amounts)
Revenues
Terminalling services	$28,905	$23,709	$75,449	$63,437
Terminalling services — related party	1,041	4,459	8,929	15,622
Fleet leases — related party	984	984	2,951	2,951
Fleet services	51	50	152	158
Fleet services — related party	227	227	682	682
Freight and other reimbursables	64	272	750	973
Freight and other reimbursables — related party	65	193	66	254
Total revenues	31,337	29,894	88,979	84,077
Operating costs
Subcontracted rail services	2,300	3,689	8,433	10,953
Pipeline fees	5,936	5,411	17,678	15,374
Freight and other reimbursables	129	465	816	1,227
Operating and maintenance	2,299	2,481	7,944	8,202
Operating and maintenance — related party	2,102	2,471	6,194	2,471
Selling, general and administrative	2,510	2,940	8,310	8,139
Selling, general and administrative — related party	1,735	1,406	5,563	6,081
Goodwill impairment loss	—	—	33,589	—
Depreciation and amortization	5,430	5,300	16,055	15,317
Total operating costs	22,441	24,163	104,582	67,764
Operating income (loss)	8,896	5,731	(15,603)	16,313
Interest expense	2,045	3,005	7,040	9,174
Loss associated with derivative instruments	1,200	220	4,405	1,966
Foreign currency transaction loss (gain)	(246)	35	812	237
Other income, net	(33)	(49)	(876)	(52)
Income (loss) before income taxes	5,930	2,520	(26,984)	4,988
Provision for (benefit from) income taxes	(307)	414	(626)	612
Net income (loss)	$6,237	$2,106	$(26,358)	$4,376
Net income (loss) attributable to limited partner interests	$6,131	$1,888	$(25,913)	$3,817
Net income (loss) per common unit (basic and diluted)	$0.23	$0.08	$(0.98)	$0.15
Weighted average common units outstanding	26,844	24,411	26,403	23,965
Net income (loss) per subordinated unit (basic and diluted)	$—	$0.08	$(0.04)	$0.13
Weighted average subordinated units outstanding	—	2,093	382	2,476

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited; in thousands of US dollars)
Net income (loss)	$6,237	$2,106	$(26,358)	$4,376
Other comprehensive income (loss) — foreign currency translation	689	(652)	(916)	1,903
Comprehensive income (loss)	$6,926	$1,454	$(27,274)	$6,279

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019
	(unaudited; in thousands of US dollars)
Cash flows from operating activities:
Net income (loss)	$(26,358)	$4,376
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,055	15,317
Loss associated with derivative instruments	4,405	1,966
Settlement of derivative contracts	(631)	1
Unit based compensation expense	4,909	4,533
Deferred income taxes	(1,263)	(299)
Other	622	915
Goodwill impairment loss	33,589	—
Changes in operating assets and liabilities:
Accounts receivable	892	1,511
Accounts receivable — related party	(758)	(1,054)
Prepaid expenses and other assets	(1,303)	72
Other assets — related party	(899)	(329)
Accounts payable and accrued expenses	(609)	(411)
Accounts payable and accrued expenses — related party	(78)	2,429
Deferred revenue and other liabilities	6,218	5,590
Deferred revenue — related party	(1,031)	(462)
Net cash provided by operating activities	33,760	34,155
Cash flows from investing activities:
Additions of property and equipment	(395)	(7,072)
Net cash used in investing activities	(395)	(7,072)
Cash flows from financing activities:
Distributions	(17,020)	(30,994)
Payments for deferred financing costs	—	(7)
Vested phantom units used for payment of participant taxes	(1,789)	(1,826)
Proceeds from long-term debt	12,000	28,000
Repayments of long-term debt	(23,000)	(21,000)
Other financing activities	—	(13)
Net cash used in financing activities	(29,809)	(25,840)
Effect of exchange rates on cash	293	497
Net change in cash, cash equivalents and restricted cash	3,849	1,740
Cash, cash equivalents and restricted cash — beginning of period	10,684	12,383
Cash, cash equivalents and restricted cash — end of period	$14,533	$14,123

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited; in thousands of US dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$6,928	$3,083
Restricted cash	7,605	7,601
Accounts receivable, net	4,346	5,313
Accounts receivable — related party	2,508	1,778
Prepaid expenses	1,529	1,915
Other current assets	1,189	954
Other current assets — related party	35	343
Total current assets	24,140	20,987
Property and equipment, net	139,745	147,737
Intangible assets, net	64,644	74,099
Goodwill	—	33,589
Operating lease right-of-use assets	10,956	11,804
Other non-current assets	3,571	1,335
Other non-current assets — related party	1,227	15
Total assets	$244,283	$289,566

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$2,214	$3,087
Accounts payable and accrued expenses — related party	384	465
Deferred revenue	5,607	6,104
Deferred revenue — related party	410	1,482
Operating lease liabilities, current	5,371	4,649
Other current liabilities	5,495	3,150
Total current liabilities	19,481	18,937
Long-term debt, net	207,273	217,651
Deferred income tax liabilities, net	10	458
Operating lease liabilities, non-current	5,685	7,386
Other non-current liabilities	12,111	4,078
Total liabilities	244,560	248,510
Commitments and contingencies
Partners’ capital
Common units (26,844,337 and 24,411,892 outstanding at September 30, 2020 and December 31, 2019, respectively)	(1,070)	61,013
Subordinated units (2,092,709 outstanding at December 31, 2019)	—	(22,597)
General partner units (461,136 outstanding at September 30, 2020 and December 31, 2019)	1,836	2,767
Accumulated other comprehensive loss	(1,043)	(127)
Total partners’ capital	(277)	41,056
Total liabilities and partners’ capital	$244,283	$289,566

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
THREE MONTHS CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Three Months Ended September 30,
	2020		2019
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at July 1,	26,843,674	$(5,670)	24,410,226	$73,424
Common units issued for vested phantom units	663	(1)	1,054	(5)
Net income	—	6,131	—	1,739
Unit based compensation expense	—	1,599	—	1,421
Distributions	—	(3,129)	—	(9,339)
Ending balance at September 30,	26,844,337	(1,070)	24,411,280	67,240
Subordinated units
Beginning balance at July 1,	—	—	2,092,709	(21,290)
Net income	—	—	—	149
Distributions	—	—	—	(800)
Ending balance at September 30,	—	—	2,092,709	(21,941)
General Partner units
Beginning balance at July 1,	461,136	1,784	461,136	3,008
Net income	—	106	—	218
Distributions	—	(54)	—	(338)
Ending balance at September 30,	461,136	1,836	461,136	2,888
Accumulated other comprehensive loss
Beginning balance at July 1,		(1,732)		(454)
Cumulative translation adjustment		689		(652)
Ending balance at September 30,		(1,043)		(1,106)
Total partners’ capital at September 30,		$(277)		$47,081
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
NINE MONTHS CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Nine Months Ended September 30,
	2020		2019
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at January 1,	24,411,892	$61,013	21,916,024	$107,903
Conversion of units	2,092,709	(23,423)	2,131,459	(19,631)
Common units issued for vested phantom units	339,736	(1,789)	363,797	(1,826)
Net income (loss)	—	(25,898)	—	3,506
Unit based compensation expense	—	4,749	—	4,154
Distributions	—	(15,722)	—	(26,866)
Ending balance at September 30,	26,844,337	(1,070)	24,411,280	67,240
Class A units
Beginning balance at January 1,	—	—	38,750	1,018
Conversion of units	—	—	(38,750)	(1,018)
Unit based compensation expense	—	—	—	14
Distributions	—	—	—	(14)
Ending balance at September 30,	—	—	—	—
Subordinated units
Beginning balance at January 1,	2,092,709	(22,597)	4,185,418	(39,723)
Conversion of units	(2,092,709)	23,423	(2,092,709)	20,637
Net income (loss)	—	(15)	—	311
Unit based compensation expense	—	—	—	2
Distributions	—	(811)	—	(3,168)
Ending balance at September 30,	—	—	2,092,709	(21,941)
General Partner units
Beginning balance at January 1,	461,136	2,767	461,136	3,275
Net income (loss)	—	(445)	—	559
Unit based compensation expense	—	1	—	—
Distributions	—	(487)	—	(946)
Ending balance at September 30,	461,136	1,836	461,136	2,888
Accumulated other comprehensive loss
Beginning balance at January 1,		(127)		(3,009)
Cumulative translation adjustment		(916)		1,903
Ending balance at September 30,		(1,043)		(1,106)
Total partners’ capital at September 30,		$(277)		$47,081

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
Recent Events
In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in March 2020, the World Health Organization declared that the spread of COVID-19 qualified as a global pandemic. The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement worldwide. In addition, in March 2020, members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil producing countries (“OPEC+”) failed to agree on oil production levels, which led to a substantial decline in oil prices and an increasingly volatile market. In April 2020, even though OPEC+ announced that it had reached an agreement to cut production by 9.7 million barrels per day, or Mmbpd, oil prices did not meaningfully increase. Governments in the United States and Canada have limited movement of people and functioning of businesses in an effort to contain the spread of COVID-19. Mandatory and voluntary closures continue and their duration and impact remains unknown. As a result of these factors, there has been a significant reduction in demand for and prices of crude oil and natural gas liquids. Even when commodity prices have increased, they have remained highly volatile and at relatively low levels that have caused many oil and gas producers to suspend or reduce development programs. In July 2020, OPEC+ agreed to taper oil production cuts, which will scale back production cuts from 9.7 Mmbpd to 7.7 Mmbpd between August 2020 and January 2021. While COVID-19 is still a global pandemic, parts of the world have started to recover and some economies have started to reopen. However, certain jurisdictions that began re-opening have returned to restrictions in light of increased numbers of new COVID-19 cases. There still remains considerable uncertainty about the ultimate impact and duration of the pandemic and its effects on the global economy.

As a result of the overall downturn in the crude market and the decline in the demand for petroleum products, we tested the goodwill associated with our Casper terminal for impairment as of March 31, 2020, which resulted in an impairment loss recognized for the nine months ended September 30, 2020. Refer to Note 8. Goodwill and Intangible Assets for further discussion of the impairment loss at the Casper terminal.
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
Basis of Presentation
Our accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of our management, they contain all adjustments, including adjustments made associated with the provisions of the CARES Act discussed above, and consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of September 30, 2020, our results of operations for the three and nine months ended September 30, 2020 and 2019, and our cash flows for the nine months ended September 30, 2020 and 2019. We derived our consolidated balance sheet as of December 31, 2019 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our results of operations for the three and nine months ended September 30, 2020 and 2019 should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, changes in the fair market value of our derivative instruments and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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

Intangibles - Goodwill and Other (ASU 2017-04)

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
We adopted the provisions of ASU 2017-04 on January 1, 2020. In March 2020, we tested the goodwill associated with our Casper terminal for impairment due to there being circumstances that suggested the fair value of the Casper reporting unit was less than its carrying amount. The circumstances identified related to the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reductions of expected throughput levels and changes in expectations for current and future contracts at the Casper terminal. Refer to Note 1. Organization and Basis of Presentation — Recent Events for more information. This standard requires us to recognize an impairment loss for the amount by which the carrying amount of our Casper terminal exceeds the fair value of the terminal. Accordingly, we have recognized an impairment loss in our goodwill asset for the nine months ended September 30, 2020. Refer to Note 8. Goodwill and Intangible assets for more information.
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

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Thereafter	Amounts above $0.431250	50%	50%

(1)Calculated as if our general partner holds the original 2% general partner interest in us, which is currently at 1.7%.
We determined basic and diluted net income (loss) per limited partner unit as set forth in the following tables:

	For the Three Months Ended September 30, 2020
	Common Units	Subordinated Units (7)	Class A Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$6,131	$—	$—	$106	$6,237
Less: Distributable earnings (2)	3,129	—	—	54	3,183
Excess net income	$3,002	$—	$—	$52	$3,054
Weighted average units outstanding (3)	26,844	—	—	461	27,305
Distributable earnings per unit (4)	$0.12	$—	$—
Underdistributed earnings per unit (5)	0.11	—	—
Net income per limited partner unit (basic and diluted) (6)	$0.23	$—	$—

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
(5)Represents the additional amount per unit necessary to distribute the excess net income for the period among our limited partners and our general partners according to the distribution formula for available cash as set forth in our partnership agreement..
(6)Our computation of net income per limited partner unit excludes the effects of 1,366,355 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
(7)In February 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final vesting tranche of 38,750 Class A units vested and were converted into Common units. Additionally, in February 2020, the final tranche of 2,092,709 subordinated units were converted into common units. Refer to Note 17. Partners Capital for more information.

	For the Three Months Ended September 30, 2019
	Common Units	Subordinated Units	Class A Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$1,739	$149	$—	$218	$2,106
Less: Distributable earnings (2)	9,400	806	—	359	10,565
Distributions in excess of earnings	$(7,661)	$(657)	$—	$(141)	$(8,459)
Weighted average units outstanding (3)	24,411	2,093	—	461	26,965
Distributable earnings per unit (4)	$0.39	$0.39	$—
Overdistributed earnings per unit (5)	(0.31)	(0.31)	—
Net income per limited partner unit (basic and diluted) (6)	$0.08	$0.08	$—

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner has been reduced by its proportionate amount of the $181 thousand attributed to the general partner for its incentive distribution rights.
(2)Represents the distributions paid for the period based upon the quarterly distribution amount of $0.3675 per unit or $1.47 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $474 thousand distributable to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners Amended and Restated LP 2014 Long-Term Incentive Plan.
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

	For the Nine Months Ended September 30, 2020
	Common Units	Subordinated Units (7)	Class A Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net loss attributable to general and limited partner interests in USD Partners LP (1)	$(25,898)	$(15)	$—	$(445)	$(26,358)
Less: Distributable earnings (2)	9,386	—	—	162	9,548
Distributions in excess of earnings	$(35,284)	$(15)	$—	$(607)	$(35,906)
Weighted average units outstanding (3)	26,403	382	—	461	27,246
Distributable earnings per unit (4)	$0.36	$—	$—
Overdistributed earnings per unit (5)	(1.34)	(0.04)	—
Net loss per limited partner unit (basic and diluted) (6)	$(0.98)	$(0.04)	$—

(1)Represents net loss allocated to each class of units based on the actual ownership of the Partnership during the period. There were no amounts attributed to the general partner for its incentive distribution rights.
(2)Represents the per unit distribution paid of $0.111 per unit for the three months ended March 31, 2020 and June 30, 2020 and $0.111 per unit distributable for the three months ended September 30, 2020, representing a year-to-date distribution of $0.333 per unit. Amounts presented for each class of units include a proportionate amount of the $304 thousand distributed and $152 thousand distributable to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners Amended and Restated LP 2014 Long-Term Incentive Plan.
(3)Represents the weighted average units outstanding for the period.
(4)Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.
(5)Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.
(6)Our computation of net loss per limited partner unit excludes the effects of 1,366,355 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
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
(2)Represents the per unit distributions paid of $0.3625 per unit for the three months ended March 31, 2019, the per unit distribution of $0.365 per unit for the three months ended June 30, 2019, and the per unit distribution of $0.3675 for the three months ended September 30, 2019, representing a year-to-date distribution amount of $1.095 per unit. Amounts presented for each class of units include a proportionate amount of the $1.4 million distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners Amended and Restated LP 2014 Long-Term Incentive Plan.
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

	Three Months Ended September 30, 2020
	U.S.	Canada	Total
	(in thousands)
Third party	$8,799	$20,221	$29,020
Related party	$2,317	$—	$2,317

	Three Months Ended September 30, 2019
	U.S.	Canada	Total
	(in thousands)
Third party	$7,963	$16,068	$24,031
Related party	$2,320	$3,543	$5,863

	Nine Months Ended September 30, 2020
	U.S.	Canada	Total
	(in thousands)
Third party	$22,501	$53,850	$76,351
Related party	$6,737	$5,891	$12,628

	Nine Months Ended September 30, 2019
	U.S.	Canada	Total
	(in thousands)
Third party	$25,405	$39,163	$64,568
Related party	$6,902	$12,607	$19,509
Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our terminalling and fleet services agreements as of September 30, 2020 are as follows for the periods indicated:

	For the three months ending December 31, 2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Terminalling Services (1) (2) (3)	$25,364	$95,878	$72,203	$36,613	$146,460	$376,518
Fleet Services	257	1,016	1,269	38	8	2,588
Total	$25,621	$96,894	$73,472	$36,651	$146,468	$379,106

(1)A significant portion of our terminalling services agreements are denominated in Canadian dollars. We have converted the remaining performance obligations associated with these Canadian dollar-denominated contracts using the year-to-date average exchange rate of 0.7392 U.S. dollars per each Canadian dollar at September 30, 2020.
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
We had the following amounts outstanding associated with our contract assets on our consolidated balance sheets in the financial statement line items presented below in the following table for the indicated periods:

	September 30, 2020	December 31, 2019
	(in thousands)
Other current assets	$1,044	$171
Other current assets — related party	$—	$264

Deferred Revenue
Our deferred revenue is a form of a contract liability and consists of amounts collected in advance from customers associated with their terminalling and fleet services agreements and deferred revenues associated with make-up rights, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We currently recognize substantially all of the amounts we receive for minimum volume commitments as revenue when collected, since breakage associated with these make-up rights is currently 100% based on our experience and expectations around usage of these options. Accordingly, we had no deferred revenues at September 30, 2020 for estimated breakage associated with the make-up rights options we granted to our customers. There were $1.1 million of deferred revenues associated with make-up rights at December 31, 2019.
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
The following table presents the amounts outstanding on our consolidated balance sheets and changes associated with the balance of our deferred revenue for the nine months ended September 30, 2020:

	December 31, 2019	Cash Additions for Customer Prepayments	Revenue Recognized	September 30, 2020
	(in thousands)
Deferred revenue	$6,104	$5,607	$(6,104)	$5,607
Deferred revenue — related party (1)	$1,072	$—	$(1,072)	$—
Other non-current liabilities (2)	$3,391	$5,181	$—	$8,572

(1)    Includes deferred revenue associated with customer prepayments from related parties. Refer to Note 12. Transactions with Related Parties for additional discussion of deferred revenues associated with related parties. Excludes deferred revenue from related parties associated with our fleet leases discussed below.
(2)    Includes cumulative revenue that has been deferred due to tiered billing provisions included in certain of our Canadian dollar-denominated contracts, as discussed above. As such, the change in “Other non-current liabilities” presented has been reduced by approximately $88 thousand due to the impact of the change in the end of period exchange rate between December 31, 2019 and September 30, 2020.
Deferred Revenue — Fleet Leases
Our deferred revenue also includes advance payments from customers of our Fleet services business, which will be recognized as Fleet leases revenue when earned pursuant to the terms of our contractual arrangements. We have included $0.4 million at each of September 30, 2020 and December 31, 2019 in “Deferred revenue — related party” on our consolidated balance sheets associated with customer prepayments for our fleet lease agreements. Refer to Note 7. Leases for additional discussion of our lease revenues.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amounts shown in our consolidated statements of cash flows for the specified periods:

	September 30,
	2020	2019
	(in thousands)
Cash and cash equivalents	$6,928	$6,479
Restricted Cash	7,605	7,644
Total cash, cash equivalents and restricted cash	$14,533	$14,123
6. PROPERTY AND EQUIPMENT
Our property and equipment is comprised of the following asset classifications as of the dates indicated:

	September 30, 2020	December 31, 2019	Estimated Depreciable Lives (Years)
	(in thousands)
Land	$10,149	$10,224	N/A
Trackage and facilities	124,338	126,008	10-30
Pipeline	32,735	32,916	20-30
Equipment	16,956	16,857	3-20
Furniture	64	66	5-10
Total property and equipment	184,242	186,071
Accumulated depreciation	(45,219)	(38,919)
Construction in progress (1)	722	585
Property and equipment, net	$139,745	$147,737

(1)The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that has not been placed into productive service as of the respective consolidated balance sheet date. We had no capitalized interest costs for the three and nine months ended September 30, 2020, and $170 thousand and $439 thousand for the three and nine months ended September 30, 2019, respectively
Depreciation expense associated with property and equipment totaled $2.3 million and $2.1 million for the three months ended September 30, 2020 and 2019, respectively, and $6.6 million and $5.9 million for the nine months ended September 30, 2020 and 2019, respectively.
Our depreciation expense reflects a reduction to our asset retirement obligation, or ARO, of $0.2 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively, due to refinement of our estimates. We had no change in our estimates for the three months ended September 30, 2020 and 2019. The ARO was associated with restoration of the property at our San Antonio facility. All remediation activities associated with the ARO are now deemed complete and this position has not been disputed by the property owner. There is no remaining balance related to ARO on our consolidated balance sheet at September 30, 2020.
7. LEASES
We have noncancellable operating leases for railcars, buildings, storage tanks, offices, railroad tracks, and land.

Nine Months Ended September 30, 2020
Weighted-average discount rate	5.8%
Weighted average remaining lease term in years	2.09

Our total lease cost consisted of the following items for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$1,483	$1,483	$4,461	$4,451
Short term lease cost	46	48	138	147
Variable lease cost	1	—	12	—
Sublease income	(1,341)	(1,332)	(4,024)	(4,002)
Total	$189	$199	$587	$596
The maturity analysis below presents the undiscounted cash payments we expect to make each period for property that we lease from others under noncancellable operating leases as of September 30, 2020 (in thousands):

2020	$1,527
2021	5,714
2022	4,507
2023	22
Total lease payments	$11,770
Less: imputed interest	(714)
Present value of lease liabilities	$11,056
We serve as an intermediary to assist our customers with obtaining railcars. In connection with our leasing of railcars from third parties, we simultaneously enter into lease agreements with our customers for noncancellable terms that are designed to recover our costs associated with leasing the railcars plus a fee for providing this service. In addition to these leases, we also have lease income from storage tanks.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except weighted average term)
Lease income (1)	$2,545	$2,363	$7,097	$7,512
Weighted average remaining lease term in years				2.06

(1)Lease income associated with crude oil storage tanks we lease to customers of our terminals totaling $1.5 million and $1.4 million for the three months ended September 30, 2020 and 2019, and $4.1 million and $4.5 million for the nine months ended September 30, 2020 and 2019, respectively, is included in “Terminalling services” revenues on our consolidated statements of operations.
The maturity analysis below presents the undiscounted future minimum lease payments we expect to receive from customers each period for property they lease from us under noncancellable operating leases as of September 30, 2020 (in thousands):

2020	$2,186
2021	8,290
2022	5,354
Total	$15,830

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
We determined that the carrying amount of our Casper terminal reporting unit exceeded its fair value at March 31, 2020. Accordingly, we recognized an impairment loss of $33.6 million in our goodwill asset and included this charge in “Goodwill impairment loss” within our consolidated statement of operations for the nine months ended September 30, 2020. For additional information see Note 2. Recent Accounting Pronouncements. At September 30, 2020, we had no goodwill balance in our consolidated balance sheet.
Intangible Assets
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	September 30, 2020	December 31, 2019
	(in thousands)
Carrying amount:
Customer service agreements	$125,960	$125,960
Other	106	106
Total carrying amount	126,066	126,066
Accumulated amortization:
Customer service agreements	(61,371)	(51,923)
Other	(51)	(44)
Total accumulated amortization	(61,422)	(51,967)
Total intangible assets, net	$64,644	$74,099

Amortization expense associated with intangible assets totaled $3.2 million for the three months ended September 30, 2020 and 2019, and $9.5 million for the nine months ended September 30, 2020 and 2019.
We determined the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reduction of expected throughput levels and changes in expectations for current and future contracts in our terminalling services at the Casper terminal, was an event that required us to evaluate our Casper terminal asset group for impairment. We measured the fair value of our Casper terminal assets at March 31, 2020, by using projections of the undiscounted cash flows expected to be derived from the operation and disposition of the Casper terminal asset.
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
Our projections of the undiscounted cash flows expected to be derived from the operation and disposition of the Casper terminal asset group exceeded the carrying amount of the asset group as of March 31, 2020, the date of our evaluation, indicating cash flows were expected to be sufficient to recover the carrying amount of the Casper terminal asset group. Accordingly, we did not recognize any impairment of our asset. We have not observed any events or circumstances subsequent to our analysis that would suggest the fair value of our Casper terminal is below its carrying amount as of September 30, 2020.

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

Our long-term debt balances included the following components as of the specified dates:

	September 30, 2020	December 31, 2019
	(in thousands)
Revolving Credit Facility	$209,000	$220,000
Less: Deferred financing costs, net	(1,727)	(2,349)
Total long-term debt, net	$207,273	$217,651
We determined the capacity available to us under the terms of our Credit Agreement was as follows as of the specified dates:

	September 30, 2020	December 31, 2019
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$385.0	$385.0
Less: Revolving Credit Facility amounts outstanding	209.0	220.0
Available under the Credit Agreement based on capacity	$176.0	$165.0
Available under the Credit Agreement based on covenants (1)	$37.2	$28.8

(1)    Pursuant to the terms of our Credit Agreement, our borrowing capacity, currently, is limited to 4.5 times our trailing 12-month consolidated EBITDA, which equates to $37.2 million and $28.8 million of borrowing capacity available at September 30, 2020 and December 31, 2019, respectively.
The weighted average interest rate on our outstanding indebtedness was 2.91% and 4.24% at September 30, 2020 and December 31, 2019, respectively, without consideration to the effect of our derivative contracts. In addition to the interest we incur on our outstanding indebtedness, we pay commitment fees of 0.50% on unused commitments, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. At September 30, 2020, we were in compliance with the covenants set forth in our Credit Agreement.
Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Interest expense on the Credit Agreement	$1,837	$2,967	$6,418	$8,748
Capitalized interest on construction in progress	—	(170)	—	(439)
Amortization of deferred financing costs	208	208	622	865
Total interest expense	$2,045	$3,005	$7,040	$9,174

10. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred pipeline fees of $5.9 million and $5.4 million for the three months ended September 30, 2020 and 2019, and $17.7 million and $15.4 million for the nine months ended September 30, 2020 and 2019, respectively, which are presented as “Pipeline fees” in our consolidated statements of operations. We have included a liability related to this agreement in “Other Current Liabilities” on our consolidated balance sheets of $3.1 million and $1.2 million at September 30, 2020 and December 31, 2019.

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
The following table summarizes the total assets and liabilities between us and the VIEs as reflected in our consolidated balance sheets at September 30, 2020 and December 31, 2019, as well as our maximum exposure to losses from entities in which we have a variable interest, but are not the primary beneficiary. Generally, our maximum exposure to losses is limited to amounts receivable for services we provided, reduced by any deferred revenues.

	September 30, 2020
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
During the quarter ended September 30, 2020, we provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.
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
USDG is the sole owner of our general partner and at September 30, 2020, owns 11,557,090 of our common units representing a 42.3% limited partner interest in us. As of September 30, 2020, a value of up to $10.0 million of these common units were pledged as collateral under USDG’s letter of credit facility. USDG also provides us with general and administrative support services necessary for the operation and management of our business.
USD Partners GP LLC, our general partner, currently owns all 461,136 of our general partner units representing a 1.7% general partner interest in us, as well as all of our incentive distribution rights. Pursuant to our partnership agreement, our general partner is responsible for our overall governance and operations. However, our general partner has no obligation to, does not intend to and has not implied that it would, provide financial support to or fund cash flow deficits of the Partnership.
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
The total amounts charged to us under the Omnibus Agreement for the three months ended September 30, 2020 and 2019 was $1.7 million and $1.4 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $5.6 million and $6.1 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of operations. We had a payable balance of $0.3 million and $0.4 million with respect to these costs at September 30, 2020 and December 31, 2019, respectively included in “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.
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
Hardisty Terminal Services Agreement
We entered into a terminal services agreement with USDTC II during the third quarter of 2019, whereby Hardisty South will provide terminalling services for a third-party customer of our Hardisty terminal for contracted capacity that exceeds the transloading capacity currently available. We incurred $2.1 million and $6.2 million of expenses pursuant to the arrangement for the three and nine months ended September 30, 2020 and $2.5 million for the three and nine months ended September 30, 2019, which amounts are included in “Operating and maintenance expense — related party” in our consolidated statements of operations. These costs represent the same rate, on a per barrel basis, that we received as revenue from our third-party customer, which is included in “Terminalling Services” revenue in our consolidated statements of operations. Additionally, in conjunction with this agreement, we recorded a contract asset of $1.2 million at September 30, 2020 on our consolidated balance sheet in “Other non-current assets — related party”, representing long-term prepaid expense associated with this agreement due to tiered billing provisions in the related terminalling services agreements. We had no recorded asset at December 31, 2019, associated with this agreement.
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
USDM assumed the rights and obligations for terminalling capacity at our Hardisty terminal from another customer in June 2017 to facilitate the origination of crude oil barrels by the Stroud customer from our Hardisty terminal for delivery to the Stroud terminal. As a result of USDM assuming these rights and obligations and in order to accommodate the needs of the Stroud customer, the contracted term for the capacity held by USDM at our Hardisty terminal was extended from June 30, 2019 to June 30, 2020. The terms and conditions of these agreements were similar to the terms and conditions of agreements we have with other parties at the Hardisty terminal that are not related to us. USDM’s agreement with the third party customer was renewed and extended, effective July 1, 2020, and USDM subsequently assigned its terminalling services agreement with the third party customer directly to us and is therefore no longer a customer at our Hardisty terminal. USDM controlled approximately 25% of the available monthly capacity of the Hardisty terminal through June 30, 2020.
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
Our related party revenues from USD and affiliates are presented below in the following table for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Terminalling services — related party	$1,041	$4,459	$8,929	$15,622
Fleet leases — related party	984	984	2,951	2,951
Fleet services — related party	227	227	682	682
Freight and other reimbursables — related party	65	193	66	254
	$2,317	$5,863	$12,628	$19,509
We had the following amounts outstanding with USD and affiliates on our consolidated balance sheets as presented below in the following table for the indicated periods:

	September 30, 2020	December 31, 2019
	(in thousands)
Accounts receivable — related party	$2,508	$1,778
Accounts payable and accrued expenses — related party (1)	$64	$87
Other current and non-current assets — related party (2)	$1,262	$358
Deferred revenue — related party (3)	$410	$1,482

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

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 30, 2020	February 10, 2020	February 19, 2020	$4,276	$372
April 23, 2020	May 5, 2020	May 15, 2020	$1,283	$51
July 23, 2020	August 4, 2020	August 14, 2020	$1,283	$51
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

	Three Months Ended September 30, 2020
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$28,905	$—	$—	$28,905
Terminalling services — related party	1,041	—	—	1,041
Fleet leases — related party	—	984	—	984
Fleet services	—	51	—	51
Fleet services — related party	—	227	—	227
Freight and other reimbursables	32	32	—	64
Freight and other reimbursables — related party	—	65	—	65
Total revenues	29,978	1,359	—	31,337
Operating costs
Subcontracted rail services	2,300	—	—	2,300
Pipeline fees	5,936	—	—	5,936
Freight and other reimbursables	32	97	—	129
Operating and maintenance	3,375	1,026	—	4,401
Selling, general and administrative	1,315	197	2,733	4,245
Goodwill impairment loss	—	—	—	—
Depreciation and amortization	5,430	—	—	5,430
Total operating costs	18,388	1,320	2,733	22,441
Operating income (loss)	11,590	39	(2,733)	8,896
Interest expense	—	—	2,045	2,045
Loss associated with derivative instruments	—	—	1,200	1,200
Foreign currency transaction loss (gain)	46	1	(293)	(246)
Other income, net	(25)	(8)	—	(33)
Benefit from income taxes	(293)	(14)	—	(307)
Net income (loss)	$11,862	$60	$(5,685)	$6,237

	Three Months Ended September 30, 2019
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$23,709	$—	$—	$23,709
Terminalling services — related party	4,459	—	—	4,459
Fleet leases — related party	—	984	—	984
Fleet services	—	50	—	50
Fleet services — related party	—	227	—	227
Freight and other reimbursables	220	52	—	272
Freight and other reimbursables — related party	—	193	—	193
Total revenues	28,388	1,506	—	29,894
Operating costs
Subcontracted rail services	3,689	—	—	3,689
Pipeline fees	5,411	—	—	5,411
Freight and other reimbursables	220	245	—	465
Operating and maintenance	3,934	1,018	—	4,952
Selling, general and administrative	1,368	218	2,760	4,346
Goodwill impairment loss	—	—	—	—
Depreciation and amortization	5,300	—	—	5,300
Total operating costs	19,922	1,481	2,760	24,163
Operating income (loss)	8,466	25	(2,760)	5,731
Interest expense	—	—	3,005	3,005
Loss associated with derivative instruments	—	—	220	220
Foreign currency transaction loss (gain)	33	(2)	4	35
Other income, net	(45)	—	(4)	(49)
Provision for income taxes	406	8	—	414
Net income (loss)	$8,072	$19	$(5,985)	$2,106

	Nine Months Ended September 30, 2020
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$75,449	$—	$—	$75,449
Terminalling services — related party	8,929	—	—	8,929
Fleet leases — related party	—	2,951	—	2,951
Fleet services	—	152	—	152
Fleet services — related party	—	682	—	682
Freight and other reimbursables	681	69	—	750
Freight and other reimbursables — related party	—	66	—	66
Total revenues	85,059	3,920	—	88,979
Operating costs
Subcontracted rail services	8,433	—	—	8,433
Pipeline fees	17,678	—	—	17,678
Freight and other reimbursables	681	135	—	816
Operating and maintenance	11,067	3,071	—	14,138
Selling, general and administrative	4,455	723	8,695	13,873
Goodwill impairment loss	33,589	—	—	33,589
Depreciation and amortization	16,055	—	—	16,055
Total operating costs	91,958	3,929	8,695	104,582
Operating loss	(6,899)	(9)	(8,695)	(15,603)
Interest expense	—	—	7,040	7,040
Loss associated with derivative instruments	—	—	4,405	4,405
Foreign currency transaction loss (gain)	53	(2)	761	812
Other income, net	(864)	(8)	(4)	(876)
Benefit from income taxes	(132)	(494)	—	(626)
Net income (loss)	$(5,956)	$495	$(20,897)	$(26,358)

	Nine Months Ended September 30, 2019
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$63,437	$—	$—	$63,437
Terminalling services — related party	15,622	—	—	15,622
Fleet leases — related party	—	2,951	—	2,951
Fleet services	—	158	—	158
Fleet services — related party	—	682	—	682
Freight and other reimbursables	741	232	—	973
Freight and other reimbursables — related party	7	247	—	254
Total revenues	79,807	4,270	—	84,077
Operating costs
Subcontracted rail services	10,953	—	—	10,953
Pipeline fees	15,374	—	—	15,374
Freight and other reimbursables	748	479	—	1,227
Operating and maintenance	7,622	3,051	—	10,673
Selling, general and administrative	4,628	710	8,882	14,220
Goodwill impairment loss	—	—	—	—
Depreciation and amortization	15,317	—	—	15,317
Total operating costs	54,642	4,240	8,882	67,764
Operating income (loss)	25,165	30	(8,882)	16,313
Interest expense	—	—	9,174	9,174
Loss associated with derivative instruments	—	—	1,966	1,966
Foreign currency transaction loss (gain)	(62)	6	293	237
Other income, net	(44)	—	(8)	(52)
Provision for income taxes	596	16	—	612
Net income (loss)	$24,675	$8	$(20,307)	$4,376

Segment Adjusted EBITDA
The following tables present the computation of Segment Adjusted EBITDA, which is a measure determined in accordance with GAAP, for each of our segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Terminalling Services Segment	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$11,862	$8,072	$(5,956)	$24,675
Interest income (1)	(1)	(18)	(24)	(33)
Depreciation and amortization	5,430	5,300	16,055	15,317
Provision for (benefit from) income taxes	(293)	406	(132)	596
Foreign currency transaction loss (gain) (2)	46	33	53	(62)
Loss associated with disposal of assets	—	—	—	50
Goodwill impairment loss	—	—	33,589	—
Other income	—	(27)	—	(69)
Non-cash deferred amounts (3)	(16)	1,435	1,540	1,545
Segment Adjusted EBITDA	$17,028	$15,201	$45,125	$42,019

(1)    Represents interest income associated with our Terminalling Services segment that is included in “Other income, net” in our consolidated statements of operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Fleet Services Segment	2020	2019	2020	2019
	(in thousands)
Net income	$60	$19	$495	$8
Provision for (benefit from) income taxes	(14)	8	(494)	16
Interest income (1)	(8)	—	(8)	—
Foreign currency transaction loss (gain) (2)	1	(2)	(2)	6
Segment Adjusted EBITDA	$39	$25	$(9)	$30

(1)    Represents interest income associated with our Fleet Services segment that is included in “Other income, net” in our consolidated statements of operations.
(2)    Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

15. INCOME TAXES
CARES Act
On March 27, 2020, the CARES Act was signed into law. The CARES Act is an emergency economic stimulus package enacted in response to the coronavirus outbreak which, among other measures, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for tax years ending before the date of enactment. For us, the most significant change included in the CARES Act was the impact to U.S. net operating loss carryback provisions. U.S. net operating losses incurred in tax years 2018, 2019, and 2020 can now be carried back to the preceding five tax years and may be used to fully offset taxable income (i.e. they are not subject to the 80 percent net income offset limitation of Section 172 of the U.S. Tax Code).
As a result of these CARES Act changes, for the three and nine months ended September 30, 2020 we recognized a current tax benefit of $3 thousand and $533 thousand, respectively, for a claimable tax refund by carrying back U.S. net operating losses incurred in 2018, 2019, and the first nine months of 2020. We also recognized a one-time deferred tax expense of $46 thousand in the first quarter of 2020 due to the net effect of utilizing all U.S. net operating loss deferred tax assets and releasing the corresponding U.S. valuation allowance as of December 31, 2019. We expect to recognize an additional tax benefit in 2020 due to anticipated tax losses. The tax impacts of the CARES Act were computed with the best available information, and will be adjusted after the 2020 U.S. tax return is finalized. However, we do not expect these adjustments to result in a material change to the tax provision in future periods.
Goodwill Impairment Tax Impact
For the nine months ended September 30, 2020, we recognized a loss before income taxes of $27.0 million due primarily to a goodwill impairment loss recognized during the first quarter of 2020 associated with our Casper terminal included in our terminalling services segment. Refer to Note 8. Goodwill and Intangible Assets for more information.
Our tax provision for the nine months ended September 30, 2020 was not impacted by the goodwill impairment loss as our terminalling services activities in the U.S. are treated as a partnership for U.S. federal and most state income tax purposes, with each partner being separately taxed on their share of our taxable income.
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
In November 2017, we entered into a five-year interest rate collar contract with a $100 million notional value. The collar established a range where we paid the counterparty if the one-month Overnight Index Swap, or OIS, fell below the established floor rate of 1.70%, and the counterparty paid us if the one-month OIS rate exceeded the established ceiling rate of 2.50%. The collar settled monthly through the termination date. No payments or receipts were exchanged on the interest rate collar contracts unless interest rates rose above or fell below the predetermined ceiling or floor rate. Prior to February 2019, our interest rate collar contract discussed above was based on one-month LIBOR, which is being phased out by financial institutions in the United States.
In September 2020, we terminated our existing interest rate collar discussed above and simultaneously entered into a new interest rate swap that was made effective as of August 2020. In lieu of settling the liability value of the existing interest rate collar agreement of $3.5 million that existed at the time the agreement was terminated, the value of the liability was rolled into the fixed rate of the new interest rate swap agreement. The new interest rate swap is a five-year contract with a $150 million notional value that fixes our one-month LIBOR to 0.84% for the notional value of the swap agreement instead of the variable rate that we pay under our Credit Agreement. The swap settles monthly through the termination date in August 2025.
Derivative Positions
We record all of our derivative financial instruments at their fair values in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	September 30, 2020	December 31, 2019
	(in thousands)
Other current liabilities	$(1,060)	$(139)
Other non-current liabilities	(3,539)	(687)
	$(4,599)	$(826)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Loss associated with derivative instruments	$1,200	$220	$4,405	$1,966
We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.
The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

			September 30, 2020	December 31, 2019
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Swap Agreements
Swap maturing August 2025	$150,000,000	0.84%	$(4,599)	$—

			September 30, 2020	December 31, 2019
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Collar Agreements
Ceiling	$100,000,000	2.5%	$—	$83
Floor	$100,000,000	1.7%	—	(909)
Total			$—	$(826)

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
In February 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final vesting tranche of 38,750 Class A units vested and was converted into our common units. We determined that each vested Class A unit would receive one common unit at conversion based upon our distributions paid for the four preceding quarters. As a result, the final tranche of 38,750 Class A units were converted into 38,750 common units and no Class A units remain outstanding at September 30, 2020. Our Class A units were limited partner interests in us that entitled the holders to nonforfeitable distributions that were equivalent to the distributions paid with respect to our common units (excluding any arrearages of unpaid minimum quarterly distributions from prior quarters) and, as a result, were considered participating securities. Our Class A units did not have voting rights and vested in four equal annual installments over the four years following the consummation of our initial public offering, or IPO, only if we grew our annualized distributions each year. If we did not achieve positive distribution growth in any of those years, the Class A units that would otherwise vest for that year would be forfeited. The Class A units contained a conversion feature, which, upon vesting, provided for the conversion of the Class A units into common units based on a conversion factor that was tied to the level of our distribution growth for the applicable year. The conversion factor was 1.00 for the first vesting tranche, 1.50 for the second vesting tranche, 1.00 for the third vesting tranche and 1.00 for the fourth vesting tranche.
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
Pursuant to the terms of the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, which we refer to as the A/R LTIP, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 519,350 vested during the first nine months in 2020, of which 339,736 were converted into our common units after 179,614 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 18. Unit Based Compensation.
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.2875 per unit ($1.15 per unit on an annualized basis) on all of our units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis. The amount of distributions we pay under our cash distribution policy and the decision to make any distribution are determined by our general partner. For the quarter ended September 30, 2020, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.111 per unit on all of our units.
18. UNIT BASED COMPENSATION
Class A units
Our Class A units vested annually over a four year period when established distribution growth target thresholds were met during each year of the four year vesting period. In February 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final vesting tranche of 38,750 Class A units vested based upon our distributions paid for the four preceding quarters and were converted on a basis of one common unit for each Class A unit. As a result, we converted 38,750 Class A units into 38,750 common units in 2019 and no Class A units remain outstanding at September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Class A units outstanding at beginning of period	—	—	—	38,750
Vested	—	—	—	(38,750)
Forfeited	—	—	—	—
Class A units outstanding at end of period	—	—	—	—
We recognized compensation expense in “Selling, general and administrative” with regard to our Class A units for the following amounts during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Selling, general and administrative	$—	$—	$—	$14

For the three and nine months ended September 30, 2020 and 2019 we had no forfeitures of Class A units. We elected to account for actual forfeitures as they occurred rather than applying an estimated forfeiture rate when determining compensation expense.
Each holder of a Class A unit was entitled to nonforfeitable cash distributions equal to the product of the number of Class A units outstanding for the participant and the cash distribution per unit paid to our common unitholders. These distributions were included in “Distributions” as presented in our consolidated statements of cash flows and our consolidated statements of partners’ capital. However, any distributions paid on Class A units that were forfeited were reclassified to unit based compensation expense when we determined that the Class A units were not expected to vest. We recognized no compensation expense for the three and nine months ended September 30, 2020 or 2019, for distributions paid on Class A units that were forfeited.
Long-term Incentive Plan
In 2020 and 2019, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 694,140 and 633,637 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our A/R LTIP. At September 30, 2020, we had 943,489 Phantom Units remaining available for issuance. The Phantom Units are subject to all of the terms and conditions of the A/R LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount based on an allocation formula which included a percentage multiplier of the grantee’s base salary, among other factors, converted to a number of units based on the closing price of one of our common units preceding the grant date, as determined by the board of directors of our general partner and quoted on the NYSE.
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
The following tables present the award activity for our Equity-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2019	37,139	1,252,544	$11.34
Granted	40,065	594,912	$10.15
Vested	(37,139)	(482,211)	$10.84
Forfeited	—	(38,955)	$11.07
Phantom Unit awards at September 30, 2020	40,065	1,326,290	$10.98

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2018	34,611	1,130,685	$11.19
Granted	37,139	544,857	$11.37
Vested	(34,611)	(418,848)	$11.00
Forfeited	—	(3,275)	$10.99
Phantom Unit awards at September 30, 2019	37,139	1,253,419	$11.34
The following tables present the award activity for our Liability-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2019	12,177	44,620	$11.53
Granted	13,136	46,027	$10.15
Vested	(12,177)	—	$11.37
Phantom Unit awards at September 30, 2020	13,136	90,647	$10.76

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2018	11,348	29,265	$11.31
Granted	12,177	39,464	$11.37
Vested	(11,348)	—	$11.55
Phantom Unit awards at September 30, 2019	12,177	68,729	$11.32
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
For the three months ended September 30, 2020 and 2019, we recognized $1.6 million and $1.5 million, respectively, and for the nine months ended September 30, 2020 and 2019, we recognized $4.9 million and $4.5 million, respectively, of compensation expense associated with outstanding Phantom Units. As of September 30, 2020, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $11.3 million, which we expect to recognize over a weighted average period of 2.52 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.

We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Equity-classified Phantom Units (1)	$152	$471	$781	$1,358
Liability-classified Phantom Units	12	30	45	74
Total	$164	$501	$826	$1,432

(1)    We had no significant reclassifications to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited for the three months ended September 30, 2020 and 2019. We reclassified $57 thousand and $8 thousand for the nine months ended September 30, 2020 and 2019, respectively, for forfeitures.
19. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash paid for income taxes	$623	$904
Cash paid for interest	$6,837	$8,860
Cash paid for operating leases	$4,607	$4,526
The following table provides supplemental information for the item labeled “Other” in the “Net cash provided by operating activities” section of our consolidated statements of cash flows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Loss associated with disposal of assets	$—	$50
Amortization of deferred financing costs	622	865
	$622	$915

Non-cash activities
Leases
We recorded $3.1 million of right-of-use lease assets and the associated liabilities on our consolidated balance sheet as of September 30, 2020, representing non-cash activities resulting from new or extended lease agreements. See Note 7. Leases for further discussion.
Non-cash Investing Activities
For the nine months ended September 30, 2020 and 2019, we had non-cash investing activities for capital expenditures for property and equipment that were financed through accounts payable and accrued expenses as presented in the table below for the periods indicated:

	Nine months ended September 30,
	2020	2019
	(in thousands)
Property and equipment financed through accounts payable accrued liabilities	$(229)	$1,044

20. SUBSEQUENT EVENTS
Distribution to Partners
On October 22, 2020, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.111 per unit, or $0.444 per unit on an annualized basis, for the three months ended September 30, 2020. Consistent with the distribution declared for the first quarter of 2020, the distribution represents a decrease of $0.259 per unit, or 70.0% below the distribution with respect to the fourth quarter of 2019. The distribution will be paid on November 13, 2020, to unitholders of record at the close of business on November 3, 2020. The distribution will include payment of $1.7 million to our public common unitholders, $1.3 million to USDG as a holder of our common units and $51 thousand to USD Partners GP LLC as a holder of the general partner interest.
Revolving Credit Facility Activity
Subsequent to September 30, 2020, we made additional repayments of $4.0 million under the terms of our existing $385 million Revolving Credit Facility. The Credit Agreement provides for borrowings of up to $385.0 million, expandable to $500.0 million, with lender consent, and expires on November 2, 2022. As of November 2, 2020, we had amounts outstanding of $205.0 million under the Revolving Credit Facility and $180.0 million available for borrowings under the Revolving Credit Facility based on capacity that is subject to certain covenants. Refer to Note 9. Debt for more information.

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
USD, along with its partner, Gibson, is also pursuing long-term solutions to transport heavier grades of crude oil produced in Western Canada through the construction of a Diluent Recovery Unit, or DRU, at the Hardisty terminal. Construction of the project has commenced and USD expects that it will be placed into service in the second quarter of 2021. As previously disclosed, USD has secured the necessary financing, obtained all material permits and entered into fixed-price construction contracts regarding the construction of the project. USD’s patented

DRU technology separates the diluent that has been added to the raw bitumen in the production process which meets two important market needs – it returns the recovered diluent for reuse in the Alberta market, reducing delivered costs for diluent, and it creates DRUbit™, a proprietary heavy Canadian crude oil specifically designed for rail transportation. DRUbit™ is crude oil or bitumen that has been returned to a more concentrated, viscous state that is classified as a non-hazardous, non-flammable commodity when transported by rail in Canada and the U.S. DRUbit™ is a market access solution that will satisfy demand for heavy Canadian crude oil on the U.S. Gulf Coast and in other markets at a cost that is economically competitive to the crude oil that is transported by pipeline today. In addition, USD is constructing a new destination terminal in Port Arthur, Texas for the DRUbit™ that will be transloaded at our Hardisty origination terminal.
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
COVID-19 and Crude Oil Pricing Environment Update
In December 2019, a novel coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization declared that the spread of COVID-19 qualified as a global pandemic. The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement worldwide. As a result, there has been a significant reduction in demand for and prices of crude oil, natural gas and natural gas liquids. In addition, in March 2020, members of the Organization of the Petroleum Exporting Countries, or OPEC+, failed to agree on oil production levels, which led to a substantial decline in oil prices and an increasingly volatile market. In March and April 2020, domestic oil and natural gas producers announced dramatic reductions or curtailments of their development programs, as well as plans to shut-in production. In April 2020, even though OPEC+ announced that it had reached an agreement to cut production by 9.7 million barrels per day, or Mmbpd, oil prices did not meaningfully increase. As concerns about domestic oil storage capacity being fully subscribed in May 2020 grew, on April 20, 2020, WTI oil futures priced at historic lows. While COVID-19 is still a global pandemic, parts of the world have started to recover and some economies have started to reopen. However, certain jurisdictions that began re-opening have returned to restrictions in light of increased numbers of new COVID-19 cases. There still remains considerable uncertainty about the ultimate impact and duration of the pandemic and its effects on the global economy.
Despite these uncertainties, recent efforts to reopen the economy have led to marginal increases in the demand for crude oil and petroleum products, which resulted in a modest recovery in and the stabilization of oil prices as compared to the lower price levels that were present at the end of the first quarter and during the second quarter of 2020. As a result, as of the beginning of July 2020, producers in Canada and the U.S. started to bring back small amounts of temporary shut-in production from the first quarter of 2020. Additionally, OPEC+ agreed in July 2020 to taper oil production cuts, which will scale back production cuts from 9.7 Mmbpd to 7.7 Mmbpd between August 2020 and January 2021. In the third quarter of 2020, it was expected that more production volume would come back online but pipeline outages and unplanned maintenance delayed the expected production increases. We believe that if the increases in demand continue, additional producers in Canada and the U.S. will likely announce that they are bringing back further production throughout the end of the year as maintenance is completed. However, there still remains significant uncertainty given the unprecedented and evolving nature of the COVID-19 pandemic, and the extent and duration of any increases in demand and price levels are difficult to predict, if such increases occur at all. As demand and prices increase, the need for crude by rail export capacity from our terminals is also expected to increase.
The broader implications of COVID-19 and lower oil and natural gas prices on our results of operations and overall financial performance remain uncertain. We have implemented protocols and procedures designed to manage risk associated with the direct impact of COVID-19 on our operations. We have not experienced material disruptions to our operations or material increase in our cash expenses. Currently, we expect to have sufficient liquidity to operate our business and remain in compliance with the financial covenants under our credit agreement for at least the next twelve months following the filing of this report and we do not expect our customers to terminate existing contracts. However, if the pandemic continues for an extended period of time and/or oil prices decline or remain at relatively low levels, these conditions may have an adverse effect on the Company’s results of future operations, financial position, and liquidity. Given the unprecedented and evolving nature of the COVID-19 pandemic and the state of the commodity markets, we continue to actively monitor their impact on our operations and financial condition. Refer to Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for further discussion of certain risks relating to the COVID-19 pandemic.
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
Given the uncertainty in the energy industry, the board of directors of our general partner elected to reduce the quarterly distribution per unit declared for the first, second and third quarters of 2020 by 70% as compared to the distribution for the fourth quarter of 2019 as a proactive measure to strengthen our financial position and redeploy certain free cash flow to de-lever. During the second and third quarters of 2020, we made net repayments of $6 million and $9 million, respectively, of the outstanding balance of our Revolving Credit Facility. Refer to Liquidity and Capital Resources — Cash Requirement — Distributions for further discussion.
Impact of Current Market Events
The WCS to West Texas Intermediate, or WTI, crude oil spread narrowed to between $6-$12 per barrel during the third quarter of 2020, as a result of the decline in global oil supply described in COVID-19 and Crude Oil Pricing Environment Update discussed above. The narrowing of the WCS to WTI crude oil spread resulted in a decrease in the demand for additional export capacity by customers of our Hardisty terminal and as a result we experienced a significant decrease in the average daily throughput during the second and third quarters of 2020 at the terminal. In September 2020, our Hardisty terminal experienced a slight increase in daily terminal throughput as compared to previous recent months. Producers have started to marginally increase supply as prices improve. Therefore, we expect that throughput volumes at our Hardisty terminal will continue to trend upwards through the end of 2020 and into 2021, from the low levels that existed during the second and third quarters of 2020 that resulted from the impacts of the COVID-19 pandemic.
Apportionment levels on the primary heavy crude oil pipelines from Western Canada to the U.S. decreased significantly to an average of 13% in the second quarter of 2020 (representing the percentage of barrels nominated that were not shipped due to pipeline capacity constraints). Consistent with production trending towards levels that existed prior to the COVID-19 pandemic, in the third quarter of 2020, apportionment levels on the primary heavy crude oil pipelines from Western Canada to the U.S. started to increase modestly in July 2020 from the low levels that existed at the end of the second quarter and reached 18% in September 2020. Heavy Canadian crude oil supply levels are also expected to increase due to winter pipeline specification changes, as required pipeline blending ratios are higher in the winter months. As such, apportionment is also expected to increase due to this factor and as supply increases and lack of available pipeline takeaway capacity remains. Finally, inventory levels in Western Canada at the end of the third quarter of 2020 have decreased by approximately 45% compared to the levels that existed at the end of 2019, driven primarily by producers’ responses to the change in demand that resulted from the COVID-19 pandemic and unplanned maintenance and pipeline outages that occurred in the third quarter of 2020. Given the expectation of increases in supply and higher apportionment levels, it is our expectation that inventory levels will increase in the fourth quarter of 2020. There still remains significant uncertainty given the unprecedented and evolving nature of the COVID-19 pandemic, and the extent and duration of any increases in apportionment or inventory levels are difficult to predict, if such increases occur at all.
Future WCS to WTI spreads published by Bloomberg through 2024 average approximately $15 per barrel. Given the current market conditions, as stated above, and as pipeline uncertainty remains, supply is expected to be higher than pipeline takeaway capacity and as a result, the WCS to WTI spread should widen from current levels. As this occurs, crude by rail volumes from Western Canada to the United States are expected to further increase, possibly in the latter part of 2020 and into 2021.
Additionally, projects to increase pipeline export capacity have continued to experience significant regulatory delays. For example, the anticipated in-service date of Enbridge’s Line 3 Replacement project to upgrade and expand an existing pipeline delivering Western Canadian crude to U.S. markets in the second half of 2020 is now uncertain, due to regulatory issues on the U.S. portion of the pipeline. In March 2020, the government of Alberta announced that it had reached an agreement to invest $1.5 billion in equity investment in the Keystone XL crude oil pipeline project in 2020 followed by a $6 billion loan guarantee in 2021 in order to enable the completion of the project by 2023. However, in April 2020, a U.S. judge cancelled a key permit needed for the construction of the Keystone XL crude oil pipeline. The construction of the Keystone XL pipeline is now on hold until at least 2021. In July 2020, the White House issued a permit to expand the cross-border shipping limit on the existing Keystone pipeline to 760,000 bpd from 590,000 bpd. TC Energy plans to expand the pipeline by 50,000 bpd in 2021 with the use of drag reducing agent, or DRA. The additional capacity will be assessed in the future and may require additional capital expenditures. Current pipeline operators are also facing legal challenges to keep their pipelines in operation. The Dakota Access Pipeline is in the middle of a legal dispute to determine whether the pipeline can continue to operate without a key easement. The decision is now delayed until the end of the year but the pipeline can operate until a decision is made. As pipeline export capacity environmental, regulatory and political challenges remain, crude by rail exports will remain a valuable egress solution.
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
To date in 2020, the allowed production level under the curtailment has remained at 3.81 million bpd. In late October 2020, the Alberta Government announced that while the government will extend its regulatory authority to curtail oil production through December 2021, it will not set production limits as of December 2020. The Alberta Government has stated that it will closely monitor production, inventories, pipeline capacity and rail shipments. The Alberta Government could put production limits back in place, particularly if forecasts show storage inventories approaching maximum capacity.
To address pipeline capacity constraints from Western Canada and to increase Alberta’s overall export capacity, the Alberta Government also announced an initiative to increase rail capacity in order to export WCS to markets with more economical returns. This initiative included leasing approximately 4,400 new rail cars to move up to 120,000 bpd of crude oil by 2020, as well as agreements for terminalling services (including an agreement with USDG) and rail transportation contracts. In June 2019, the Alberta Government announced that they engaged CIBC Capital Markets to help oversee the divestment of this crude-by-rail program and its transition to the private sector. In February 2020, the Alberta Government announced that it had agreed to divest of its contracts to move additional crude by rail to market, but has not released any other details as the agreements are still being finalized.

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
Fleet Services
We provide our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail on multi-year, take-or-pay terms under master fleet services agreements for initial periods ranging from five to nine years. We do not own any railcars. As of September 30, 2020, our railcar fleet consisted of 1,432 railcars, which we leased from various railcar manufacturers and financial entities, including 1,058 coiled and insulated, or C&I, railcars. We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 1,232 of the railcars to other parties, but we have retained certain rights and obligations with respect to the servicing of these railcars. The weighted average remaining contract life on our railcar fleet is 1.8 years as of September 30, 2020. At the end of June 2020, leases on 250 railcars were assigned directly to one of our customers. This transfer did not have a material impact on our business, cash flow, or results of operations.
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
The following table sets forth a reconciliation of Net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by operating activities	$16,634	$14,648	$33,760	$34,155
Add (deduct):
Amortization of deferred financing costs	(208)	(208)	(622)	(865)
Deferred income taxes	722	(104)	1,263	299
Changes in accounts receivable and other assets	(69)	(2,498)	2,068	(200)
Changes in accounts payable and accrued expenses	(545)	(9)	687	(2,018)
Changes in deferred revenue and other liabilities	(2,365)	(2,666)	(5,187)	(5,128)
Interest expense, net	2,036	2,983	7,004	9,133
Provision for (benefit from) income taxes	(307)	414	(626)	612
Foreign currency transaction loss (gain) (1)	(246)	35	812	237
Other income	—	(27)	—	(69)
Non-cash deferred amounts (2)	(16)	1,435	1,540	1,545
Adjusted EBITDA	15,636	14,003	40,699	37,701
Add (deduct):
Cash paid for income taxes	(190)	(297)	(623)	(904)
Cash paid for interest	(1,880)	(3,045)	(6,837)	(8,860)
Maintenance capital expenditures	(16)	(131)	(130)	(176)
Distributable cash flow	$13,550	$10,530	$33,109	$27,761

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

In July 2019, Enbridge Inc. announced a program to increase the capacity of the Express pipeline by up to an additional 50,000 bpd with the use of DRA and pump stations. We anticipate that some of the additional volumes resulting from the increased capacity on the Express pipeline could be delivered to our Casper terminal, as we believe outbound pipeline connections from the Express pipeline and nearby terminals are at or near full capacity. Our ability to secure additional commercial opportunities and replace the revenue previously generated under the expired contracts may be limited until Enbridge successfully completes its DRA project. In late July 2020, Enbridge announced that it had placed 25,000 bpd of the additional capacity on its Express pipeline into service and plans to place the additional 25,000 bpd into service during 2021.
In Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — General Trends and Outlook — Casper Terminal Customer Contract Renewals and Expirations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we previously disclosed that we may recognize an impairment of the Casper terminal’s goodwill under certain conditions. In March 2020, in light of the overall downturn in the crude oil market and the decline in the demand for petroleum products, we tested the goodwill associated with our Casper terminal for impairment since such downturn could lead to delays or reductions of expected throughput levels and changes in expectations for current contracts in place at the Casper terminal. As a result of our impairment testing, we recognized an impairment loss of $33.6 million of goodwill associated with our Casper terminal for the nine months ended September 30, 2020. Refer to Part I. Item 1. Financial Statements, Note 8. Goodwill and Intangible Assets of this Report for further discussion.
Income Taxes
In June 2019, the Canadian Province of Alberta enacted a tax rate decrease that reduces the tax rate on business income from the previous rate of 12% to an ultimate rate of 8% effective for 2022. The reduction in the tax rate on business income will be phased in over three years beginning with a reduction to an 11% rate effective July 1, 2019, with further reductions of 1% in each successive year until it reaches 8% on January 1, 2022. In October 2020, the Alberta Government introduced legislation to accelerate the income tax rate reduction to 8% effective July 1, 2020. We expect that this legislation will be enacted during the fourth quarter of 2020.
Factors Affecting the Comparability of Our Financial Results
The comparability of our current financial results in relation to prior periods are affected by the factors described below.
Casper Terminal Customer Contract Expirations and Goodwill Impairment
Our last legacy terminalling services agreement at our Casper Terminal expired at the end of August 2019 and was not renewed or extended. The expired agreement contributed $9.3 million to our “Terminalling Services” revenue and $6.5 million of Adjusted EBITDA during the twelve months preceding the expiration of the agreement. Furthermore, in March 2020, we tested the goodwill associated with our Casper terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reductions of expected throughput levels and changes in expectations for current contracts in place at the Casper terminal. As a result of our impairment testing, we recognized an impairment loss of $33.6 million for the nine months ended September 30, 2020.
Income Tax
In June 2019, the Canadian Province of Alberta enacted a tax rate decrease that reduces the tax rate on business income from the previous rate of 12% to an ultimate rate of 8% effective for 2022. The reduction in the tax rate on business income will be phased in over three years beginning with a reduction to an 11% rate effective July 1, 2019, with further reductions of 1% in each successive year until it reaches 8% on January 1, 2022. As a result, the income tax rate on business income for Alberta businesses in 2020 is 10% as of September 30, 2020. The rate in 2019 was 11.5%, representing a blended rate of 12% from January 1, 2019 through June 30, 2019 and 11% from July 1, 2019 through December 31, 2019.

CARES Act
On March 27, 2020, United States legislation referred to as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law. The CARES Act is an emergency economic stimulus package enacted in response to the coronavirus outbreak which, among other measures, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for tax years ending before the date of enactment. For us, the most significant change included in the CARES Act was the impact to U.S. net operating loss carryback provisions. U.S. net operating losses incurred in tax years 2018, 2019, and 2020 can now be fully carried back to the preceding five tax years and may be used to fully offset taxable income (i.e. they are not subject to the 80 percent net income offset limitation of Section 172 of the U.S. Tax Code).
As a result of these CARES Act changes, for the three and nine months ended September 30, 2020, we recognized a current tax benefit of $3 thousand and $533 thousand, respectively, for a claimable tax refund by carrying back U.S. net operating losses incurred in 2018, 2019, and in the first nine months of 2020. We also recognized a one-time deferred tax expense of $46 thousand in the first quarter of 2020 due to the net effect of utilizing all U.S. net operating loss deferred tax assets and releasing the corresponding U.S. valuation allowance as of December 31, 2019. We expect to recognize an additional tax benefit in 2020 due to anticipated tax losses. The tax impacts of the CARES Act were computed with the best available information, and will be adjusted after the 2020 U.S. tax return is finalized. However, we do not expect these adjustments to result in a material change to the tax provision in future periods.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to aid in resource allocation decisions and to assess operational performance.
The following table summarizes our operating results by business segment and corporate charges for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating income (loss)
Terminalling services	$11,590	$8,466	$(6,899)	$25,165
Fleet services	39	25	(9)	30
Corporate and other	(2,733)	(2,760)	(8,695)	(8,882)
Total operating income (loss)	8,896	5,731	(15,603)	16,313
Interest expense	2,045	3,005	7,040	9,174
Loss associated with derivative instruments	1,200	220	4,405	1,966
Foreign currency transaction loss (gain)	(246)	35	812	237
Other income, net	(33)	(49)	(876)	(52)
Provision for (benefit from) income taxes	(307)	414	(626)	612
Net income (loss)	$6,237	$2,106	$(26,358)	$4,376
Summary Analysis of Operating Results
Changes in our operating results for the three and nine months ended September 30, 2020, as compared with our operating results for the three and nine months ended September 30, 2019, were primarily driven by:
•activities associated with our terminalling services business including:
◦higher revenues resulting from higher rates on certain of our terminalling services agreements at our Hardisty terminal that became effective July 1, 2019;
◦higher revenue associated with revenue that was recognized in the first nine months of 2020 that we previously deferred associated with the make-up right options we granted to customers of our Hardisty terminal;
◦higher revenue due to higher rates at our Stroud terminal during the current quarter that are based on crude oil pricing index differentials;
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
•a decrease in interest expense due to lower weighted average interest rates;
•non-cash losses associated with declines in the fair value of our interest rate derivatives resulting from decreases in the interest rate index upon which the derivative values are based; and
•an increase in benefit from income taxes associated with our fleet services segment primarily related to net operating loss carrybacks made available by provisions in the CARES Act coupled with a tax recovery recognized in the current quarter on the Canadian tax filings associated with an adjustment in the appropriate taxable economic return from our Hardisty terminal.

A comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS — BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenues
Terminalling services	$29,946	$28,168	$84,378	$79,059
Freight and other reimbursables	32	220	681	748
Total revenues	29,978	28,388	85,059	79,807
Operating costs
Subcontracted rail services	2,300	3,689	8,433	10,953
Pipeline fees	5,936	5,411	17,678	15,374
Freight and other reimbursables	32	220	681	748
Operating and maintenance	3,375	3,934	11,067	7,622
Selling, general and administrative	1,315	1,368	4,455	4,628
Goodwill impairment loss	—	—	33,589	—
Depreciation and amortization	5,430	5,300	16,055	15,317
Total operating costs	18,388	19,922	91,958	54,642
Operating income (loss)	11,590	8,466	(6,899)	25,165
Foreign currency transaction loss (gain)	46	33	53	(62)
Other income, net	(25)	(45)	(864)	(44)
Provision for (benefit from) income taxes	(293)	406	(132)	596
Net income (loss)	$11,862	$8,072	$(5,956)	$24,675
Average daily terminal throughput (bpd)	18,143	131,482	71,649	110,829
Three Months Ended September 30, 2020 compared with the three months ended September 30, 2019
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $1.6 million to $30.0 million for the three months ended September 30, 2020, as compared with the three months ended September 30, 2019. This increase was primarily due to higher rates at our Stroud terminal during the quarter that are based on crude oil pricing index differentials coupled with increased revenue at our Hardisty terminal resulting from increased rates in some of our contracts. The increases in revenues were partially offset by lower revenue at our Casper terminal resulting from the conclusion of a customer agreement in August 2019.
Our average daily terminal throughput decreased 113,339 bpd to 18,143 bpd for the three months ended September 30, 2020, as compared with 131,482 bpd for the three months ended September 30, 2019. Our throughput volumes decreased primarily due to a decrease in demand for export capacity by customers of our Hardisty terminal, a portion of which drives the demand for deliveries to our Stroud terminal and its connection to the Cushing oil hub. The decreased demand associated with our Hardisty terminal resulted from the narrowed WCS to WTI pricing spreads during the three months ended September 30, 2020, primarily as a result of the decline in global oil demand, as described in Recent Developments- Market Update- COVID-19 and Crude Oil Pricing Environment Update. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services.
Our terminalling services revenue for the three months ended September 30, 2020, would have been $0.2 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended September 30, 2020, was the same as the average exchange rate for the three months ended September 30, 2019. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7506 for the three months ended September 30, 2020 as compared with 0.7575 for the three months ended September 30, 2019.
Operating Costs
The operating costs of our Terminalling services segment decreased $1.5 million to $18.4 million for the three months ended September 30, 2020, as compared with the $19.9 million for the three months ended September 30, 2019. The decrease was primarily attributable to a decrease in subcontracted rail services costs and lower operating and maintenance costs, partially offset by an increase in pipeline fees.
Our terminalling services operating costs for the three months ended September 30, 2020, would have been $0.1 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended September 30, 2020, was the same as the average exchange rate for the three months ended September 30, 2019.
Subcontracted rail services. Our costs for subcontracted rail services decreased $1.4 million to $2.3 million for the three months ended September 30, 2020, from $3.7 million for the three months ended September 30, 2019, primarily due to the reduced throughput at our terminals discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty terminal less direct operating costs. Our pipeline fees increased $0.5 million to $5.9 million for the three months ended September 30, 2020, as compared with $5.4 million for the three months ended September 30, 2019, primarily due to higher revenues at our Hardisty terminal.
Operating and maintenance. Operating and maintenance expense decreased $0.6 million to $3.4 million for the three months ended September 30, 2020, as compared with the three months ended September 30, 2019. The decreased operating and maintenance expenses are primarily due to a decrease in costs incurred pursuant to an agreement whereby a related party will provide terminalling services to a customer of our Hardisty terminal for contracted capacity that exceeds the current transloading capacity available at our Hardisty Terminal. These costs represent the same rate, on a per barrel basis, that we received as revenue from our third-party customer.
Other Expenses
Provision for (benefit from) income taxes. A significant amount of our operating income is generated by our Hardisty terminal located in the Canadian province of Alberta. As a Canadian business, operating income derived from our Hardisty terminal is subject to corporate income taxes at the corporate income tax rates enacted by the Canadian federal and provincial governments which totals 25% on a combined basis as of September 30, 2020.
Our income taxes for the Terminalling services segment decreased $0.7 million to a benefit of $0.3 million for the three months ended September 30, 2020, as compared with a provision of $0.4 million for the three months ended September 30, 2019. This decrease resulted primarily from a benefit recognized in the current quarter associated with the 2019 Canadian tax filings and an adjustment to the appropriate economic return from the Hardisty terminal.

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $5.3 million to $85.1 million for the nine months ended September 30, 2020, as compared with $79.8 million for the nine months ended September 30, 2019. This increase was primarily due to increased revenue at our Hardisty terminal resulting from revenue recognized during the first nine months of 2020 for contracted capacity that exceeded the transloading capacity of the terminal pursuant to an agreement that commenced in July 2019. This revenue was offset by additional operating costs incurred pursuant to an agreement with a related party for providing terminalling services for the additional capacity on our behalf at the same rate, on a per barrel basis, that we received as revenue in the first nine months of 2020. Higher rates included in some of our terminalling services agreements that became effective July 1, 2019 at our Hardisty terminal due to our re-contracting efforts and increased rates in some of our contracts for the current quarter also contributed to the increase in revenues. Additionally, we recognized revenue in the first nine months of 2020 that we previously deferred associated with the make-up right options we granted to customers of our Hardisty terminal, as the likelihood that the make-up right options would be utilized in future periods was deemed remote and the make-up right options have now expired. In addition to the increases in revenue that were attributable to our Hardisty terminal, we also had increased revenue at our Stroud terminal in the current quarter due to higher rates that are based on crude oil pricing index differentials. These increases in revenues were partially offset by lower revenue at our Casper terminal resulting from the conclusion of a customer agreement in August 2019.
Our average daily terminal throughput decreased 39,180 bpd to 71,649 bpd for the nine months ended September 30, 2020, as compared with 110,829 bpd for the nine months ended September 30, 2019. Our throughput volumes decreased primarily due to a decrease in demand for export capacity by customers of our Hardisty terminal that occurred during the second quarter of 2020 and continued into the third quarter of 2020, a portion of which drives the demand for deliveries to our Stroud terminal and its connection to the Cushing oil hub. The decreased demand associated with our Hardisty terminal resulted from the narrowed WCS to WTI pricing spreads during the second and third quarters of 2020, primarily as a result of the decline in global oil demand, as described in Recent Developments- Market Update- COVID-19 and Crude Oil Pricing Environment Update. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services.
Our terminalling services revenue for the nine months ended September 30, 2020, would have been $1.0 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the nine months ended September 30, 2020, was the same as the average exchange rate for the nine months ended September 30, 2019. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7392 for the nine months ended September 30, 2020 as compared with 0.7524 for the nine months ended September 30, 2019.
Operating Costs
The operating costs of our Terminalling services segment increased $37.3 million to $92.0 million for the nine months ended September 30, 2020, as compared with the nine months ended September 30, 2019. The increase is primarily attributable to an impairment of our goodwill recognized in the first quarter of 2020 at our Casper terminal due to current economic conditions, an increase in operating and maintenance costs, higher pipeline fees and increased depreciation and amortization, partially offset by lower subcontracted rail services costs.
Our terminalling services operating costs for the nine months ended September 30, 2020, would have been $0.6 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the nine months ended September 30, 2020, was the same as the average exchange rate for the nine months ended September 30, 2019.
Subcontracted rail services. Our costs for subcontracted rail services decreased $2.5 million to $8.4 million for the nine months ended September 30, 2020, as compared with the nine months ended September 30, 2019, primarily due to the reduced throughput at our terminals that occurred during the second and third quarters of 2020, as discussed above.

Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty terminal less direct operating costs. Our pipeline fees increased $2.3 million to $17.7 million for the nine months ended September 30, 2020, as compared with the nine months ended September 30, 2019, primarily due to higher revenues at our Hardisty terminal. Additionally, we recognized pipeline fees during the nine months ended September 30, 2020, associated with revenue that we previously deferred associated with the make-up right options we granted to customers of our Hardisty terminal, since the likelihood that the make-up right options would be utilized in future periods was deemed remote and the make-up right options have now expired.
Operating and maintenance. Operating and maintenance expense increased $3.4 million to $11.1 million for the nine months ended September 30, 2020, as compared with the nine months ended September 30, 2019. The increased operating and maintenance expenses are primarily due to expenses incurred pursuant to an agreement that commenced in July 2019 with a related party for providing terminalling services on our behalf to a customer of our Hardisty terminal for contracted capacity that exceeds the current transloading capacity available at our Hardisty terminal. These costs represent the same rate, on a per barrel basis, that we received as revenue from our third-party customer.
Goodwill impairment loss. In March 2020, we tested the goodwill associated with our Casper terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products. As a result of our impairment testing, we recognized an impairment loss of $33.6 million for the nine months ended September 30, 2020. Refer to Part I. Item 1. Financial Statements, Note 2. Recent Accounting Pronouncements and Note 8. Goodwill and Intangible Assets of this Quarterly Report for further discussion.
Depreciation and amortization. Depreciation and amortization expense increased $0.7 million to $16.1 million for the nine months ended September 30, 2020, as compared with the nine months ended September 30, 2019. The increase is primarily due to a revised estimate of our asset retirement obligations, or ARO, that decreased depreciation and amortization expense by $0.6 million in the first quarter of 2019 associated with our decommissioned San Antonio rail terminal as compared to a revised ARO estimate that decreased depreciation and amortization by only $0.2 million during the second quarter of 2020 associated with the same terminal, coupled with an increase in depreciation associated with the outbound pipeline at our Casper terminal that was placed into service in December 2019.
Other Expenses (Income)
Other income, net. Other income, net increased $0.8 million for the nine months ended September 30, 2020, as compared with the nine months ended September 30, 2019. This increase is primarily attributable to income that we earned in 2020 as an incentive for railcar movements of a customer at our Hardisty terminal associated with new railroad incentive agreements.
Provision for (benefit from) income taxes. A significant amount of our operating income is generated by our Hardisty terminal located in the Canadian province of Alberta. As a Canadian business, operating income derived from our Hardisty terminal is subject to corporate income taxes at the corporate income tax rates enacted by the Canadian federal and provincial governments which totals 25% on a combined basis as of September 30. 2020.
Our income taxes for the Terminalling services segment decreased $0.7 million to a benefit of $0.1 million for the nine months ended September 30, 2020, as compared with a provision of $0.6 million for the nine months ended September 30, 2019. This decrease resulted primarily from a benefit recognized in the third quarter of 2020 associated with the 2019 Canadian tax filings and an adjustment to the appropriate economic return from the Hardisty terminal.

FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenues
Fleet leases	$984	$984	$2,951	$2,951
Fleet services	278	277	834	840
Freight and other reimbursables	97	245	135	479
Total revenues	1,359	1,506	3,920	4,270
Operating costs
Freight and other reimbursables	97	245	135	479
Operating and maintenance	1,026	1,018	3,071	3,051
Selling, general and administrative	197	218	723	710
Total operating costs	1,320	1,481	3,929	4,240
Operating income (loss)	39	25	(9)	30
Foreign currency transaction loss (gain)	1	(2)	(2)	6
Other income, net	(8)	—	(8)	—
Provision for (benefit from) income taxes	(14)	8	(494)	16
Net income	$60	$19	$495	$8
Three Months Ended September 30, 2020 compared with the three months ended September 30, 2019
Revenues from our Fleet services segment decreased $0.1 million to $1.4 million for the three months ended September 30, 2020, as compared with $1.5 million for the three months ended September 30, 2019. The decrease in revenue was primarily attributable to fewer customer reimbursements to us for freight and other reimbursable charges that we have incurred on their behalf. The decrease in Freight and other reimbursables revenue was exactly offset by a corresponding decrease in Freight and other reimbursables operating costs for the same reason.
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
Nine months ended September 30, 2020 compared with nine months ended September 30, 2019
Revenues from our Fleet services segment decreased $0.4 million to $3.9 million for the nine months ended September 30, 2020, as compared with $4.3 million for the nine months ended September 30, 2019. The decrease in Freight and other reimbursables revenue and operating costs for the current period as compared to the same period in prior year were due to the same reasons cited above in our three month analysis.
Our benefit for income taxes in the Fleet services segment increased $0.5 million to a benefit of $0.5 million for nine months ended September 30, 2020 as compared with a provision of $16 thousand for the nine months ended September 30, 2019. This increase in benefit is due to a provision in the CARES Act that allows U.S. net operating losses incurred in tax years 2018, 2019, and 2020 to be carried back to the preceding five years and generate a tax refund. Under prior guidance, these net operating losses could only be carried forward.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating costs
Selling, general and administrative	$2,733	$2,760	$8,695	$8,882
Operating loss	(2,733)	(2,760)	(8,695)	(8,882)
Interest expense	2,045	3,005	7,040	9,174
Loss associated with derivative instruments	1,200	220	4,405	1,966
Foreign currency transaction loss (gain)	(293)	4	761	293
Other income, net	—	(4)	(4)	(8)
Net loss	$(5,685)	$(5,985)	$(20,897)	$(20,307)
Three Months Ended September 30, 2020 compared with the three months ended September 30, 2019
Costs associated with our corporate activities decreased $0.3 million to $5.7 million for the three months ended September 30, 2020, as compared to $6.0 million for the three months ended September 30, 2019. Our interest expense costs decreased $1.0 million to $2.0 million primarily due to a decrease in interest rates we were charged under our Credit Agreement during the three months ended September 30, 2020, as compared to the same period in 2019.
In addition, we incurred a non-cash loss of $1.2 million on our interest rate derivatives for the three months ended September 30, 2020, as compared to a non-cash loss of $0.2 million for the same period in 2019. In September 2020, we terminated our existing interest rate collar and simultaneously entered into a new interest rate swap that was made effective as of August 2020. In lieu of settling the liability value of the existing interest rate collar agreement of $3.5 million that existed at the time the agreement was terminated, the value of the liability was rolled into the fixed rate of the new interest rate swap agreement. The new interest rate swap is a five-year contract with a $150 million notional value that fixes our one-month LIBOR to 0.84% for the notional value of the swap agreement instead of the variable rate that we pay under our Credit Agreement. The swap settles monthly through the termination date in August 2025.
Nine months ended September 30, 2020 compared with nine months ended September 30, 2019
Costs associated with our corporate activities increased $0.6 million to $20.9 million for the nine months ended September 30, 2020 as compared with the same period in 2019. Our costs for interest expense decreased $2.1 million to $7.0 million for the nine months ended September 30, 2020, as compared with the same period in 2019, due to the same reasons cited above in our three month analysis. In addition, we incurred a higher non-cash loss of $4.4 million on our interest rate derivatives for the nine months ended September 30, 2020, as compared to a non-cash loss of $2.0 million for the same period in 2019 as discussed above in our three month analysis. We also had a foreign currency transaction loss of $0.8 million for the nine months ended September 30, 2020 primarily due to repayments and anticipated repayments to us related to an intercompany loan with one of our consolidated subsidiaries.

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
The following table presents our available liquidity as of the dates indicated:

	September 30, 2020	December 31, 2019
	(in millions)
Cash and cash equivalents (1)	$6.9	$3.1
Aggregate borrowing capacity under Credit Agreement	385.0	385.0
Less: Revolving Credit Facility amounts outstanding	209.0	220.0
Available liquidity based on Credit Agreement capacity (2)	$182.9	$168.1
Available liquidity based on Credit Agreement covenants (2)	$44.1	$31.9

(1)    Excludes amounts that are restricted pursuant to our collaborative agreement with Gibson.
(2)    Pursuant to the terms of our Credit Agreement, our borrowing capacity currently is limited to 4.5 times our trailing 12-month consolidated EBITDA, which equates to $37.2 million and $28.8 million of borrowing capacity available at September 30, 2020 and December 31, 2019, respectively.
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

Cash Flows
The following table and discussion summarize the cash flows associated with our operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$33,760	$34,155
Investing activities	(395)	(7,072)
Financing activities	(29,809)	(25,840)
Effect of exchange rates on cash	293	497
Net change in cash, cash equivalents and restricted cash	$3,849	$1,740
Operating Activities
Net cash provided by operating activities decreased $0.4 million to $33.8 million for the nine months ended September 30, 2020, as compared with $34.2 million for the nine months ended September 30, 2019. The decrease in net cash provided by operating activities was primarily due to the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.
Investing Activities
Net cash used in investing activities decreased to $0.4 million for the nine months ended September 30, 2020 compared to $7.1 million for the nine months ended September 30, 2019 primarily due to the construction of the outbound pipeline connection from our Casper terminal to the Platte terminal located at the termination point of the Express pipeline that was placed into service in December 2019.
Financing Activities
Net cash used in financing activities increased to $29.8 million for the nine months ended September 30, 2020 from $25.8 million for the nine months ended September 30, 2019. Our net payments on our long-term debt during the nine months ended September 30, 2020 were $18.0 million higher than the net amounts we borrowed during the nine months ended September 30, 2019. Additionally, cash paid for distributions decreased during the nine months ended September 30, 2020, as compared to the same period in 2019.
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

Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital expenditures, or investment capital expenditures. Although we have not experienced significant maintenance capital expenditures in prior years, as the age and usage of our assets increase, we expect that costs we incur to maintain them in compliance with sound business practice, our contractual relationships and applicable regulatory requirements will likely increase. Some of these costs will be characterized as maintenance capital expenditures. We incurred $130 thousand for maintenance capital expenditures during the nine months ended September 30, 2020. Our total expansion capital expenditures for the nine months ended September 30, 2020 were $0.3 million.
Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating, investing and distribution needs. During the nine months ended September 30, 2020, we received proceeds from borrowings of $12.0 million on our Revolving Credit Facility which we used for general partnership purposes and made repayments of $23.0 million on our Revolving Credit Facility from cash flow in excess of our operating and investing needs. Subsequent to September 30, 2020 and as of November 2, 2020, we have made additional repayments of $4.0 million of the outstanding balance of our Revolving Credit Facility. As of November 2, 2020, we had amounts outstanding of $205.0 million under the Revolving Credit Facility and $180.0 million available for borrowings under the Revolving Credit Facility based on capacity that is subject to certain covenants. Refer to Part I. Item 1. Financial Statements, Note 9. Debt of this Quarterly Report for more information.
Distributions
Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we do not have a legal obligation to distribute any particular amount per common unit.
For the quarter ended September 30, 2020, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.111 per unit on all of our units. Our current quarterly distribution of $0.111 per unit equates to $3.0 million per quarter, or $12.1 million per year, based on the number of common and general partner units outstanding as of November 3, 2020. This distribution represents a decrease of 70.0% from the distribution with respect to the fourth quarter of 2019, and is consistent with the distribution declared for the first and second quarters of 2020. Given the uncertainty in the energy industry, the board of directors made a proactive decision to strengthen our financial position by reducing our quarterly distribution and redeploying certain free cash flow to de-lever. During the second and third quarters of 2020, we made net repayments of $6 million and $9 million, respectively, of the outstanding balance of our Revolving Credit Facility. Subsequent to September 30, 2020 and as of November 2, 2020, we have made additional repayments of $4.0 million of the outstanding balance of our Revolving Credit Facility.
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
We did not amortize goodwill, but tested it for impairment annually based on the carrying amounts of our reporting units on the first day of the third quarter of each year or more frequently if impairment indicators arose that suggested the carrying amount of goodwill might be impaired. Our assessment of the recoverability of goodwill is highly subjective due to frequent changes in economic conditions underlying the assumptions upon which the valuations are based and global factors affecting the prices for various grades of crude oil and demand for our services.
In assessing our ability to recover the carrying amount of goodwill, we made critical assumptions that included but were not limited to:
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
We recognized an impairment loss when the carrying amount of a reporting unit exceeded its implied fair value. We reduced the carrying amount of goodwill to its fair value at the time we determined that an impairment has occurred.
Our goodwill originated from our acquisition of the Casper terminal in November 2015 and was wholly attributed to this reporting unit. We measured the fair value of our Casper terminal reporting unit using customary business valuation techniques including an income analysis, market analysis and transaction analysis, which we weighted at 50%, 25% and 25%, respectively. Our weighting of the measurement methods was consistent with weightings used to value organizations that are similar to the Casper terminal reporting unit.
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
As indicated above, our estimate of fair value for the Casper terminal reporting unit required us to use significant unobservable inputs representative of Level 3 fair value measurements, including assumptions related to the future performance of our Casper terminal. During the first quarter of 2020, we completed our goodwill impairment analysis and determined that the carrying amount of the Casper terminal reporting unit exceeded its fair value at March 31, 2020. Accordingly, we recognized an impairment loss of $33.6 million in our goodwill asset and included this charge in “Goodwill impairment loss” within our consolidated statement of operations for the nine months ended September 30, 2020. At September 30, 2020, we had no goodwill balance in our consolidated balance sheet.
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
We have not observed any events or circumstances subsequent to our analysis at March 31, 2020 that would suggest the fair value of our Casper terminal asset is below its carrying amount as of September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4.    Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We did not make any changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	The cover page of the USD Partners LP Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*     Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	November 5, 2020	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	November 5, 2020	By:	/s/ Adam Altsuler
Adam Altsuler Senior Vice President and Chief Financial Officer (Principal Financial Officer)