Form 10-K
period 2020-12-31
USD Partners LP
filed 2021-03-04
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common units held by non-affiliates was $45,245,426 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity.
As of February 24, 2021, the registrant has outstanding 27,224,441 common units and 461,136 general partner units.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Unless the context otherwise requires, all references in this Annual Report on Form 10-K, or this “Annual Report” or this “Form 10-K” to “USD Partners,” “USDP,” “the Partnership,” “we,” “us,” “our,” or like terms refer to USD Partners LP and its subsidiaries.
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
Cautionary Note Regarding Forward-Looking Statements
This Annual Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Annual Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) the impact of the novel coronavirus (COVID-19) pandemic and related economic downturn and governmental regulations; (2) changes in general economic conditions; and commodity prices; (3) the effects of competition, in particular, by pipelines and other terminalling facilities; (4) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (5) government regulations regarding oil production, including if the Alberta Government were to resume setting production limits; (6) the supply of, and demand for, terminalling services for crude oil and biofuels; (7) the price and availability of debt and equity financing; (8) actions by third parties, including customers, lenders, construction-related services providers and our sponsors; (9) hazards and operating risks that may not be covered fully by insurance; (10) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (11) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (12) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs or limit our operations; and (13) our ability to successfully identify and finance potential acquisitions and other growth opportunities. For additional factors that may affect our results, see Item 1A. Risk Factors included elsewhere in this Annual Report and our subsequently filed Quarterly Reports on Form 10-Q, which are available to the public over the internet at the website of the U.S. Securities and Exchange Commission, or SEC, (www.sec.gov) and at our website (www.usdpartners.com).

GLOSSARY
The following abbreviations, acronyms and terms used in this Form 10-K are defined below:

API Gravity	American Petroleum Institute Gravity
Bitumen	A dense, highly viscous, petroleum-based hydrocarbon that is found in deposits such as oil sands
Diluent	Refers to lighter hydrocarbon products such as natural gasoline or condensate that are blended with heavy crude oil to allow for pipeline transportation of heavy crude oil
Diluent Recovery Unit	USD’s patented diluent recovery unit, or DRU, technology separates the diluent that has been added to raw bitumen in the production process
DRUbit™	DRUbit™ is crude oil or bitumen that has been returned to a more concentrated, viscous state that is classified as a non-hazardous, non-flammable commodity when transported by rail in Canada and the United States
Ethanol	A clear, colorless, flammable oxygenated liquid typically produced chemically from ethylene, or biologically from fermentation of various sugars from carbohydrates found in agricultural crops and cellulosic residues from crops or wood, which is used in the United States as a gasoline octane enhancer and oxygenate
Heavy crude	A crude oil with a low API Gravity characterized by high relative density and viscosity. Heavy crude oils require greater levels of processing to produce high value products such as gasoline and diesel
Crude-by-rail	The transportation of hydrocarbons, such as crude oil and ethanol, by rail, particularly through the use of unit trains
Legacy railcar	A Department of Transportation, or DOT, Specification 111 railcar that does not comply with the Association of American Railroads (AAR) Casualty Prevention Circular (CPC) letter known as CPC-1232 which specifies requirements for railcars built for the transportation of certain hazardous materials, including crude oil and ethanol
Manifest train	Trains that are composed of mixed cargos and often stop at several destinations
Oil sands	Deposits of loose sand or partially consolidated sandstone that are saturated with highly viscous bitumen, such as those found in Western Canada
PADD III	Petroleum Administration for Defense District consisting of Alabama, Arkansas, Louisiana, Mississippi, New Mexico and Texas
Throughput	The volume processed through a terminal or refinery
Unit train	Refers to trains comprised of up to 120 railcars and are composed of one cargo shipped from one point of origin to one destination

RISK FACTOR SUMMARY
The following is a summary of the material factors that make an investment in our common units speculative or risky, all of which are more fully described below in the section titled Item 1A. Risk Factors. This summary should not be relied upon as an exhaustive summary of the material risks facing our business. You should consider the information set forth in the “Risk Factors” section and the other information contained in this annual report before investing in our securities.

•The COVID-19 pandemic has adversely affected our ability to grow, and its ultimate effect on us cannot be predicted.
•We depend on a limited number of customers for a significant portion of our revenues.
•Our contracts are subject to renewal risks and reductions in volume commitments.
•The lack of diversification of our assets and geographic locations could adversely affect us.
•Our business is subject to the risk of a capacity overbuild of midstream infrastructure and the entrance of new competitors in the areas where we operate.
•Adverse developments affecting the fossil fuel industry or drilling activity could cause a reduction of volumes transported through our terminals.
•Any reduction in our or our customers’ ability to utilize third-party storage facilities, pipelines, railroads or trucks that interconnect with our terminals could negatively impact customer volumes and renewal rates at our terminals.
•Increases in rail freight costs may adversely affect our results of operations.
•Our business involves many hazards and operational risks, which may cause disruptions, expose us to significant liabilities and not be fully covered by insurance.
•If we are unable to make acquisitions on economically acceptable terms our future growth would be limited.
•Our right of first offer to acquire certain of USD’s assets and projects is limited and subject to uncertainty.
•Growing our business by constructing new assets subjects us to construction risks.
•Our intent to distribute a significant portion of our available cash could limit our ability to pursue growth projects and make acquisitions.
•Our ability to make cash distributions is subject to risks, including that we may not have sufficient cash from operations to pay distributions.
•Our general partner may modify or revoke our cash distribution policy at any time and our partnership agreement does not require us to pay any distributions at all.
•Restrictions in our senior secured credit agreement could adversely affect us and our ability to make distributions.
•Tightened capital markets or increased competition for investment opportunities could impair our ability to grow.
•Our debt may limit our flexibility to obtain financing and to pursue other business opportunities.
•We may issue additional units without unitholder approval, which would dilute unitholder interests.
•Some of our customers’ operations are subject to cross-border regulation.
•Changes in provincial royalty rates and drilling incentive programs in Canada could adversely affect the demand for our terminalling services.
•Our business could be adversely affected if service on the railroads is interrupted or if more stringent regulations are adopted regarding railcar design or the transportation of crude oil by rail.

•We operate in a highly regulated industry, which may expose us to significant costs and liabilities.
•Legislation, regulatory initiatives, litigation and investor sentiment relating to the oil and gas industry or climate change could have an adverse effect on us.
•The credit and risk profile of our general partner could adversely affect our credit ratings and risk profile.
•There are risks inherent in our master limited partnership ownership structure, including the limited duties owed to us and our unitholders by our general partner and limitations on its liability, potential conflicts between us and our general partner, and unitholders’ limited voting rights and inability to remove our general partner without its consent or prevent the transfer of our general partner to a third party.
•The New York Stock Exchange does not require us to comply with certain of its corporate governance requirements.
•Our status as a partnership for U.S. federal income tax purposes, or our ability to take certain of the positions we take for U.S. federal income tax purposes, may be successfully challenged or changed by law, by judicial interpretation, or by administrative action.
•We are still required to pay non U.S. taxes and may be subject to significant federal, state and local taxes.
•Our unitholders’ share of our income will be taxable to them for U.S. federal income tax purposes even if they do not receive any cash distributions from us.
•Corporate income tax on our subsidiary, which is treated as a corporation for U.S. federal income tax purposes, reduces our cash available for distributions.
•If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments we pay on such unitholders’ behalf.
•Ownership of our common units is subject to certain tax-related risks, including that tax gain or loss on the disposition of our common units could be more or less than expected, certain actions that we may take may increase the U.S. federal income tax liability of unitholders, and there are limits on the deductibility of our losses by unitholders.
•Tax-exempt entities and non-U.S. persons face potentially adverse tax consequences from owning our common units.
•As a result of investing in our common units, you may become subject to state, local and foreign taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.
•Increases in interest rates could adversely affect us.
•We may recognize impairment on long-lived assets and intangible assets.
•Terrorist or cyber-attacks and threats could have a material adverse effect on us.
•If we fail to maintain an effective system of internal controls, we may not be able to report our financial results timely and accurately or prevent fraud.

v

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
We believe rail will continue as an important transportation option for energy producers, refiners and marketers due to its unique advantages relative to other transportation means. Specifically, rail transportation of energy-related products provides flexible access to key demand centers on a relatively low fixed-cost basis with faster physical delivery, while preserving the specific quality of customer products over long distances. As the role of biofuels continues to expand in the clean energy transition, we are committed to offering new capabilities and services across growing demand in clean fuels to include ethanol, renewable diesel and biodiesel.
USD Group LLC, or USDG, a wholly-owned subsidiary of USD and the sole owner of our general partner, is engaged in designing, developing, owning, and managing large-scale multi-modal logistics centers and energy-related infrastructure across North America. USDG’s solutions create flexible market access for customers in significant growth areas and key demand centers, including Western Canada, the U.S. Gulf Coast and Mexico. Among other projects, USDG is currently pursuing the development of a premier energy logistics terminal on the Houston Ship Channel with capacity for substantial tank storage, multiple docks (including barge and deepwater), inbound and outbound pipeline connectivity, as well as a rail terminal with unit train capabilities. Also, USD, along with its joint venture partner, is pursuing long-term solutions to transport heavier grades of crude oil produced in Western Canada by constructing a diluent recovery unit, or DRU, near Hardisty, Alberta, Canada, as discussed below. USD believes the DRU project will maximize benefits to producers, refiners and railroads. Additionally, in January 2019, USDG completed an expansion project at the Partnership’s Hardisty Terminal, also referred to as Hardisty South, which added one and one-half 120-railcar unit trains of transloading capacity per day, or approximately 112,500 barrels per day, or bpd, and is subject to our existing right of first offer.
The following table summarizes information about our current terminalling facility assets:

Terminal Name	Location	Designed Capacity (Bpd)	Commodity Handled	Primary Customers	Terminal Type
Hardisty Terminal	Alberta, Canada	~150,000 (1)	Crude Oil	Producers/Refiners /Marketers	Origination
Casper Terminal	Wyoming, U.S.	~105,000 (2)	Crude Oil	Refiners/Marketers	Origination
Stroud Terminal	Oklahoma, U.S.	~50,000 (3)	Crude Oil	Producers	Destination
West Colton Terminal	California, U.S.	13,000	Ethanol	Refiners/Blenders	Destination

(1)Based on two 120-railcar unit trains comprised of 28,371 gallon (approximately 675.5 barrels, or bbls) railcars being loaded at 92% of volumetric capacity per day. Actual amount of crude oil loading capacity may vary based on factors including the size of the unit trains, the size, type and volumetric capacity of the railcars utilized and the type and specifications of crude oil loaded, among other factors.

(2)Based on one and one-half 112-railcar unit trains comprised of 28,371 gallon (approximately 675.5 bbls) railcars being loaded at 92% of volumetric capacity per day. Actual amount of crude oil loading capacity may vary based on factors including the size of the unit train, the size, type and volumetric capacity of the railcars utilized and the type and specifications of crude oil loaded, among other factors.
(3)Our current Stroud Terminal capacity of approximately 50,000 Bpd includes pipeline pumping capacity constraints on the pipeline that is utilized to move crude oil between our Stroud Terminal storage tanks and third-party storage tanks at Cushing. With pump modifications, the 104-railcar unit train could unload up to 64,376 Bpd based on 28,371 gallon (approximately 675.5 bbls) railcars being unloaded at 92% of volumetric capacity per day. Actual amount of crude oil loading capacity may vary based on factors including the size of the unit train, the size, type and volumetric capacity of the railcars utilized and the type and specifications of crude oil unloaded, among other factors.
We offer our terminalling services pursuant to multi-year, take-or-pay agreements primarily with high quality, investment grade customers, which provides us with a steady and reliable stream of cash flows. Our agreements typically range in term between three and five years and include renewal options. However, upon the successful completion and commencement of USD’s DRU project, discussed below, certain of the terminalling services agreements at our Hardisty Terminal will automatically convert to 10 year agreements and extend through mid-2031. During 2019, we successfully renewed and extended multiple agreements on a long-term basis at our rail terminals. As of December 31, 2020, the volume-weighted average remaining contract life of our take-or-pay terminal service agreements was 2.6 years. Refer to the Business Segments section below for further information regarding our customer contracts for each of our rail terminals.
In addition to terminalling services, we currently provide customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail on a multi-year, take-or-pay basis for periods ranging from five to nine years. In the aggregate, our master fleet services agreements have a weighted-average remaining contract life of 1.5 years as of December 31, 2020. Although we expect to continue to assist our customers in obtaining railcars for their use transporting crude oil to or from our terminals, we do not intend to continue to act as an intermediary between railcar lessors and our customers as our existing lease agreements expire, are otherwise terminated, or are assigned to our existing customers. Should market conditions change, we could potentially act as an intermediary with railcar lessors on behalf of our customers again in the future.
We believe one of our key strengths is our relationship with our sponsor, USDG, the sole direct subsidiary of USD. USD was among the first companies to successfully develop the hydrocarbon-by-rail concept and has built or operated unit train-capable terminals with an aggregate capacity of over one million bpd. Ten of these terminals were subsequently sold in multiple transactions for an aggregate sales price in excess of $740 million. From January 2006 through December 2020, USD has loaded or handled through its terminal network a total of 340 million barrels, or MMbbls, of liquid hydrocarbons and biofuels. USD also has a nationally recognized safety record with no reportable spills at any of its terminals since its inception, as defined by the U.S. Department of Transportation, or DOT, Pipeline and Hazardous Materials Safety Administration, or PHMSA. USD is currently owned by Energy Capital Partners, Goldman Sachs and certain of USD’s management team members.
In September 2014, Energy Capital Partners made a significant investment in USD and indicated an intention to invest an additional $1.0 billion of equity capital in USD, subject to market and other conditions, to support future growth and expansion plans. Energy Capital Partners, together with its affiliates and affiliated funds, is a private equity firm with over $20.0 billion in capital commitments that primarily invests in North America’s energy infrastructure. Energy Capital Partners has significant energy infrastructure, midstream, master limited partnership and financial expertise to complement its investment in USD. To date, Energy Capital Partners and its affiliated funds have 54 investment platforms with investments in the renewable and power generation, environmental infrastructure and midstream sectors of the energy industry.
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
The following chart depicts a simplified organization and ownership structure as of December 31, 2020. The ownership percentages referred to below illustrate the relationships among us, our general partner, USDG, USD,

Energy Capital Partners and Goldman Sachs, and excludes 1,437,322 phantom unit awards, or Phantom Units, outstanding under our Long-Term Incentive Plan at December 31, 2020.

Energy Capital Partners
Management
Goldman Sachs
US Development Group LLC (USD) and Management
100% ownership interest
USD Group LLC
11,557,090 Common Units
100% ownership interest
42.3% limited partner interest
USD Partners GP LLC
(our general partner)
Incentive Distribution Rights
461,136 General Partner Units
Public Unitholders
15,287,625 Common Units
1.7 % general partner interest
56.0% limited partner interest
USD Partners LP
(the Partnership)
NYSE: USDP
100% ownership interest
Hardisty Rail Terminal
Casper Terminal
Stroud Terminal
West Colton Rail Terminal
Railcar Fleet Services

BUSINESS STRATEGY
Our primary business objective is to generate sustainable free cash flow to strengthen our financial position and prudently grow the quarterly cash distributions we make to our unitholders over time. We intend to accomplish this objective by executing the following business strategies:
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
•    Pursue accretive acquisitions.    We intend to pursue strategic and accretive acquisitions of energy-related logistics assets related to the storage and transportation of liquid hydrocarbons and biofuels from both USD and third parties. We regularly evaluate and monitor the marketplace to identify acquisitions and expansions that may be pursued independently or jointly with USD.
•    Pursue organic growth initiatives and expansions.    We intend to pursue organic growth opportunities and seek operational efficiencies that complement, optimize or improve the profitability of our assets. For example, as the role of biofuels continues to expand in the clean energy transition, we are committed to offering new capabilities and services across growing demand in clean fuels to include ethanol, renewable diesel and biodiesel. In addition, our Casper Terminal includes the foundation for two additional storage tanks, which if constructed, may result in additional long-term volume commitments and cash flows.
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
These segments have unique business activities that require different operating strategies. For information relating to revenues from external customers, operating income or loss and total assets for each segment, refer to Note 15. Segment Reporting of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report. For information relating to revenues from material customers, refer to Note 17. Major Customers and Concentration of Credit Risk of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report.
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
Our Terminalling services business consists of the following operations:
Hardisty Terminal
Our Hardisty Terminal, which commenced operations in June 2014, is an origination terminal where we load various grades of Canadian crude oil onto railcars for transportation to end markets. Hardisty is one of the major crude oil hubs in North America and is an origination point for approximately 90% of the export pipeline capacity to the United States. At the Partnership level, the Hardisty Terminal can load up to two 120-railcar unit trains per day and consists of a fixed loading rack with approximately 30 railcar loading positions, a unit train staging area and loop tracks capable of holding five unit trains simultaneously. The terminal is also equipped with an onsite vapor management system that allows our customers to minimize hydrocarbon loss while improving safety during the loading process. Our Hardisty Terminal receives inbound deliveries of crude oil through a direct pipeline connection from Gibson Energy Inc.’s, or Gibson’s, Hardisty storage terminal. Gibson is one of the largest independent midstream companies in Canada with 13.5 MMbbls of crude oil storage facilities at Hardisty plus the greatest number of connections to inbound and outbound pipelines in the Hardisty hub. Our Hardisty Terminal’s strategic location and direct pipeline connection to substantial storage capacity provides efficient access to the major producers in the region. Our Hardisty Terminal is also connected to the Canadian Pacific Railway’s North Main Line, a high capacity line with the ability to service key refining markets across North America.
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
Substantially all of the capacity at our Hardisty Terminal is contracted under multi-year, take-or-pay terminal services agreements with four customers, including major integrated oil companies, refiners and marketers. To date, we have renewed and extended 100% of the capacity at our Hardisty Terminal through mid-2022, with 73% extended through mid-2023 with customers under multi-year take-or-pay agreements. Upon the successful completion of USD’s Diluent Recovery Unit project discussed below, 32% of the Hardisty Terminal’s capacity will be automatically extended through mid-2031.
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
In December 2019, USD and Gibson jointly announced an agreement to construct and operate a diluent recovery unit, or DRU, near Hardisty, Alberta, Canada. A subsidiary of ConocoPhillips has contracted to process 50,000 barrels per day of inlet bitumen blend through the DRU to be shipped by Canadian Pacific Railway and Kansas City Southern Railway Company to the Port Arthur Terminal, or PAT, to be constructed by USD, on the U.S. Gulf Coast. In February 2020, USD and Gibson jointly announced the receipt of all required regulatory approvals from the Government of Alberta to proceed with the construction of a DRU. Additionally, USD and Gibson have finalized all required commercial agreements with a subsidiary of ConocoPhillips to fully underpin and sanction the construction of the initial phase of the DRU at 50,000 barrels per day of inlet bitumen blend capacity and enable rail shipments of DRUbit™ to the U.S. Gulf Coast.
Construction of the DRU and PAT have commenced and USD expects they will be placed into service late in the second quarter or early in the third quarter of 2021. USD has secured the necessary financing, obtained all material permits and entered into fixed-price construction contracts regarding the construction of the project. USD and Gibson are currently in commercial discussions with other potential producer and refiner customers to secure additional long-term, take-or-pay agreements to support future expansions of capacity at the DRU.
USD’s patented DRU process is designed to separate the diluent that is added to raw bitumen in the production process in order to meet two important market needs – it returns the recovered diluent for reuse in the Alberta market, reducing delivered costs for diluent, and it creates DRUbit™, a proprietary heavy Canadian crude oil specifically designed for rail transportation. DRUbit™ is crude oil or bitumen that has been returned to a more concentrated, viscous state that is classified as a non-hazardous, non-flammable commodity when transported by rail in Canada and the U.S. DRUbit™ is a market access solution designed to satisfy demand for heavy Canadian crude oil on the U.S. Gulf Coast and in other markets at a cost that is economically competitive to the diluted bitumen crude oil that is transported by pipeline today.
As mentioned, USD is constructing a new destination terminal in Port Arthur, Texas for the DRUbit™ that will be transloaded at our Hardisty Terminal. USD’s Port Arthur Terminal, or PAT, will have the capability for rail unloading, barge dock loading and unloading, tank storage and blending and will be pipeline connected to Phillips 66’s Beaumont Terminal, providing customers access to a large network of refining and marine facilities. The facility will be set up to handle DRUbit™, diluent bitumen, or Dilbit, and a heavy Canadian conventional barrel and manage the blending of DRUbit™ into a marketable product for shippers. The marine and pipeline delivery options for blended products at the terminal will allow customers to enhance market flexibility and take advantage of cost advantaged delivery options. PAT will be served by the Kansas City Southern railroad and sits on exclusive rail infrastructure, providing seamless scheduling, operations, and communications resulting in ratable and reliable service. Within the 233-acre terminal footprint, there is ample waterfront and upland acreage that allows PAT expansion capabilities to accommodate any foreseeable demand.
We believe the PAT project is well positioned in a market poised for growth. The Port Arthur market is home to over 1.6 million barrels of refining capacity per the EIA and a growing petrochemical market. With ExxonMobil’s 250,000 barrel per day refinery expansion expected to be in service in 2023, and Motiva’s acquisition of the Flint Hills ethane cracker dovetailing into planned downstream expansions into the petrochemical market, Port Arthur’s heavily utilized midstream infrastructure can expect liquid volumes to increase.
Within the Port Arthur market, PAT will be well positioned to take advantage of these opportunities and other organic growth projects. Pipeline connectivity to the hub of Port Arthur’s liquids business provides an advantage through reduced costs to deliver crude locally relative to a barge alternative and will extend the market reach for customers of PAT. Customers of PAT will be able to deliver barrels by pipeline and water into Louisiana markets when the terminal goes into service. It is expected that customers of PAT will also be able to deliver into Houston in the future, as a pipeline connection project is currently under construction and is expected to be placed into service by 2022. USD’s Port Arthur Terminal would also be available for possible acquisition by the Partnership, and would be subject to the Partnership’s right of first offer on USD’s assets pursuant to the omnibus agreement between USD and the Partnership, or Omnibus Agreement, which extends through October 15, 2021.

Management believes that the successful completion of USD’s DRU project will enhance the sustainability and quality of our cash flows at the Partnership by significantly increasing the average tenor of three terminalling services agreements at our Hardisty Terminal through 2031. Expirations and renewals for some of our terminalling services agreements at our Hardisty and Stroud Terminals will depend on whether USD’s DRU project and construction of the Port Arthur terminal discussed above, will be successful. For instance, with respect to three terminalling services agreements at our Hardisty Terminal, upon the successful completion and commissioning of the DRU project and Port Arthur terminal, all three terminalling services agreements will extend through mid-2031, with two-thirds of the volume commitment for one of these agreements terminating at the end of June 2022. If the DRU project is not completed, all three agreements at our Hardisty Terminal will expire in June 2024 (rather than in 2031), with two-thirds of the volume commitment for one agreement expiring in June 2022. USD’s interest in the Hardisty DRU project would also be available for possible acquisition by the Partnership, and would be subject to the Partnership’s right of first offer on USD’s assets pursuant to the Omnibus Agreement between USD and the Partnership.
The timing and commencement of the DRU and Port Arthur projects will impact the amount of volume commitments at the Stroud Terminal. Upon the commencement of the DRU and Port Arthur projects prior to June 30, 2022, we expect the customer to elect to reduce the volume commitments at the Stroud Terminal attributable to the Partnership (and move commitments to the DRU) by one-third of the current commitment through June 30, 2022, at which point the agreement will terminate and there will be no renewal period. We also expect the customer to elect to fully terminate the volume commitments attributable to USDM. If the DRU and Port Arthur projects have not commenced prior to June 30, 2022, on a net basis after giving effect to the USDM volumes that will be assigned to the Partnership, the volume commitments at the Stroud Terminal attributable to the Partnership will remain the same and extend through June 30, 2024. Approximately one-third of the volume commitments attributable to USDM will also extend through June 30, 2024 and the remaining volume commitments attributable to USDM will terminate on June 30, 2022. Management believes that the lower utilization at the Stroud Terminal as a result of successful completion of the DRU project will be short-term in nature and will allow the Partnership the opportunity to offer terminalling services to other customers in need of access to the numerous markets connected to the Cushing oil hub.
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
Our Stroud Terminal is the only rail facility connected to the Cushing storage hub, which provides for strategic and competitive advantages. The benchmark price in the domestic spot market for U.S. crude oil known as West Texas Intermediate, or WTI, is set at the Cushing hub. According to the EIA, the Cushing storage hub has approximately 76 million barrels of working storage capacity. There is also an expansive pipeline infrastructure that connects into and out of the Cushing hub. Because of the vast connectivity that Cushing offers, crude oil that is delivered into Cushing can then be delivered to either local refineries or it can be shipped to other markets such as the United States Gulf Coast, which is the largest refinery complex in the U.S. As such, we believe our Stroud Terminal provides an advantageous rail destination for Western Canadian crude oil given the optionality provided by its connectivity to the Cushing hub and multiple refining centers across the United States.
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
In July 2019, Enbridge Inc. (“Enbridge”) announced a program to increase the capacity of the Express pipeline by up to an additional 50,000 bpd with the use of drag reducing agent, or DRA, and pump stations. We anticipate that some of the additional volumes resulting from the increased capacity on the Express pipeline could be delivered to our Casper Terminal, as we believe outbound pipeline connections from the Express pipeline and nearby terminals are at or near full capacity. In late July 2020, Enbridge announced that it had placed 25,000 bpd of the additional capacity on its Express pipeline into service and plans to place the additional 25,000 bpd into service in 2021.
We provide service at the Casper Terminal under terminalling services agreements with a high quality, investment grade multi-national customer and a marketer customer. The multi-year agreements with these customers contain take-or-pay terms for terminalling and storage services and variable fees associated with actual throughput volumes and other services. Additionally, we may on occasion utilize our available storage and throughput capacity to support our customers’ spot activity through buy-sell agreements that generate cash flows in addition to those provided by our multi-year agreements.
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
Fleet Services
We provide our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail on a multi-year, take-or-pay basis under master fleet services agreements for initial periods ranging from five to nine years. We do not own any railcars. As of December 31, 2020, our railcar fleet consisted of 1,432 railcars, which we leased from various railcar manufacturers and financial entities, including 1,058 coiled and insulated, or C&I, railcars. We have assigned certain payment and performance obligations under the leases and master fleet services agreements for 1,232 of the railcars to other parties, but we have retained certain rights and obligations with respect to the servicing of these railcars. Substantially all of our current railcar fleet is dedicated to customers of our Hardisty Terminal, including USDM. In the aggregate, our master fleet services agreements have a weighted-average remaining contract life of 1.5 years as of December 31, 2020.

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
All of our railcars currently in service were constructed in 2013 or later. The average age of our fleet currently in service is 6.6 years, as compared with the estimated 50-year life associated with these types of railcars. We have partnered with leaders in the railcar supply industry, such as CIT Rail, Union Tank Car Company and others. We believe that our relationships with these industry leaders enable us to obtain railcar market insight and to procure railcars for our terminalling customers on beneficial terms, with shorter lead times than some of our competitors. Our current railcars are designed at a minimum to be compliant with all regulatory railcar standards currently in effect.
As of December 31, 2020, our railcar fleet consisted of a mix of 1,058 C&I railcars and 374 non-coiled, non-insulated railcars. Our C&I railcars can reheat heavy viscous grades of crude oil, reducing the need to blend these heavier grades with diluents.
Historically we have assisted our customers with procuring railcars to facilitate their use of our terminalling services. Our wholly-owned subsidiary USD Rail LP has historically entered into leases with third-party manufacturers of railcars and financial firms, which it has then leased to customers. Although we expect to continue to assist our customers in obtaining railcars for their use transporting crude oil to or from our terminals, we do not intend to continue to act as an intermediary between railcar lessors and our customers as our existing lease agreements expire, are otherwise terminated, or are assigned to our existing customers. Should market conditions change, we could potentially act as an intermediary with railcar lessors on behalf of our customers again in the future.
BENEFITS OF RAIL
We believe that the following benefits of rail have established, or have the potential to establish, rail as a preferred mode of transportation for crude oil, biofuels, and other energy-related products:
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
RIGHT OF FIRST OFFER
In connection with our initial public offering, or IPO, we entered into the Omnibus Agreement with USD and USDG, pursuant to which we were granted a right of first offer on any midstream infrastructure assets that they may develop, construct, or acquire for a period of seven years after the closing of our IPO, which occurred on October 15, 2014. This right expires on October 15, 2021. Additional information about the Omnibus Agreement and the right of first offer are included in Note 13. Transactions with Related Parties of our consolidated financial statements at Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
USD has not engaged in any transactions that implicate our right of first offer. We cannot assure you that USD will be able to develop or construct, or that we or USD will be able to acquire, any additional midstream infrastructure projects. Among other things, the ability of USD to further develop the Hardisty Terminal and Stroud Terminal, the DRU project, or any other project, and our ability to acquire such projects, will depend upon USD’s and our ability to raise additional equity and debt financing. We are under no obligation to make any offer, and USD and USDG are under no obligation to accept any offer we make, with respect to any asset subject to our right of first offer. Additionally, the approval of Energy Capital Partners is required for the sale of any assets by USD or its subsidiaries, including us (other than sales in the ordinary course of business), acquisitions of securities of other entities that exceed specified materiality thresholds and any material unbudgeted expenditures or deviations from our approved budgets. Energy Capital Partners may make these decisions free of any duty to us and our unitholders. This approval would be required for the potential acquisition by us of any project to expand the Hardisty Terminal and Stroud Terminal, as well as any other projects or assets that USD may develop or acquire in the future or any third-party acquisition we may pursue independently or jointly with USD. Energy Capital Partners is under no obligation to approve any such transaction. Please refer to the discussion under Item 10. Directors, Executive Officers and Corporate Governance—Special Approval Rights of Energy Capital Partners regarding the rights of Energy Capital Partners. If we are unable to acquire any projects to expand the Hardisty Terminal and Stroud Terminal from USD, such expansions may compete directly with our existing business for future throughput volumes, which may impact our ability to enter into new terminal services agreements, including with our existing customers, following the expiration of our existing agreements, or the terms thereof, and our ability to compete for future spot volumes. Furthermore, cyclical changes in the demand for crude oil and other liquid hydrocarbons may cause USD, or us, to further re-evaluate any future expansion projects, including expansion of the Hardisty Terminal and Stroud Terminal.
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
Our crude oil terminals face competition from other logistics services providers, such as pipelines and other terminalling service providers. In addition, our customers may also choose to construct or acquire their own terminals. If our customers choose to ship crude oil via alternative means, we may only receive the minimum monthly commitment fees at our terminals and may be unable to renew, extend or replace customer agreements following expiration of their terms. Our West Colton Terminal business faces competition from other terminals and trucks that may be able to supply end-user markets with ethanol and other biofuels on a more competitive basis due to terminal location, price, rail rates, versatility or services provided. The West Colton Terminal is served by the UP and competes directly with ethanol facilities in the Fontana, Carson and San Diego areas, which are served by the BNSF Railway. A combination of rail freight and trucking economics, which comprise the largest share of the value chain, make it very difficult to compete with other facilities in this market based on terminalling throughput fees alone.
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

IMPACT OF REGULATION
General
Our operations are subject to complex and frequently-changing federal, state, provincial and local laws and regulations regarding the protection of health, property and the environment, including laws and regulations that govern the handling and release of crude oil and other liquid hydrocarbon materials. Compliance with existing and anticipated environmental and safety laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate, and upgrade equipment and facilities. While these laws and regulations may affect our maintenance capital expenditures and net income or loss, customers typically place additional value on utilizing established and reputable third-party providers to satisfy their terminalling and logistics needs. As a result, we expect increased regulations to provide opportunities for us to increase our market share in relation to customer-owned operations or smaller operators that lack an established track record of safety and environmental compliance.
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
In response to studies suggesting that emissions of CO2, methane and certain other gases may be contributing to warming of the Earth’s atmosphere, over 190 countries, including the United States and Canada where we operate, committed to a legally binding treaty to reduce GHG emissions, the terms of which were defined at the Paris climate conference in December 2015. The terms of the Paris treaty to reduce GHG emissions became effective in 2020. In November 2019, the Trump administration moved to exit the Paris treaty and formally exited the agreement in November 2020; however, in January 2021 the Biden Administration announced that the U.S. would be re-entering the agreement. With regard to the oil and gas industry, it is unclear at this time what direction the government of the United States plans to take. However, President Biden and the Democratic Party, which now controls Congress, have identified climate change as a priority, and it is likely that new executive orders, regulatory action, and/or legislation targeting greenhouse gas emissions, or prohibiting, delaying or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. For example, the acting Secretary of the Department of the Interior recently issued an order preventing staff from producing any new fossil fuel leases or permits without sign-off from a top political appointee, and President Biden recently announced a moratorium on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. President Biden’s order also established climate change as a primary foreign policy and national security consideration, affirms that achieving net-zero greenhouse gas emissions by or before midcentury is a critical priority, affirms President Biden’s desire to establish the United States as a leader in addressing climate change generally further integrates climate change and environmental justice considerations into government agencies’ decision making, and eliminates fossil fuel subsidies, among other measures. Additionally, some U.S. states are taking measures to reduce GHG emissions. For example, a coalition of over 20 governors of U.S. states formed the United States Climate Alliance to advance the objectives of the Paris treaty, and several U.S. cities have committed to advance the objectives of the Paris treaty at the state or local level despite the federal withdrawal. Increased costs associated with compliance with any future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows. In addition, climate change legislation and regulations may result in increased costs not only for our business but also for our customers, thereby potentially decreasing demand for our services. Decreased demand for our services may have a material adverse effect on our results of operations, financial condition and cash flows. Finally, many scientists believe that increasing concentrations of GHGs in the Earth’s atmosphere produce climate changes that can have significant physical effects, such as increased frequency and severity of storms, droughts and floods, as well as other climatic events. If any such effects were to occur, it is uncertain if they would have an adverse effect on our financial condition and results of operations.
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
Water
The Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, or CWA, and analogous state and Canadian federal and provincial laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters of the United States or into any type of water body in Canada, as well as state and provincial waters. Federal, state and provincial regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with discharge permits or other requirements of the CWA and comparable laws, in addition to requiring remedial action to clean up such water body and surrounding land. In June 2015, the EPA revised the definition of “waters of the United States,” or WOTUS, in a manner which was widely viewed as expanding the jurisdictional reach of all Clean Water Act programs. However, in September 2019 the EPA rescinded this rule and in January 2020 announced a revised rule clarifying the WOTUS definition. The revised rule became effective in June 2020 but is the subject of litigation challenges in multiple federal district courts. The District Court for the District of Colorado stayed the effective date of the revised rule only in the State of Colorado. The rule is being implemented by the EPA and the Army in all other U.S. states and jurisdictions.
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
Endangered Species Act
The Endangered Species Act restricts activities that may affect endangered species or their habitats. While some of our facilities are in areas that may be designated as habitat for endangered species, we believe that we are in substantial compliance with the Endangered Species Act. However, the discovery of previously unidentified endangered species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area. Similar protections are in place for bald and golden eagles under the Bald and Golden Eagle Protection Act and for migratory birds under the Migratory Bird Treaty Act.
Rail Safety
We facilitate the transport of crude oil and related products by rail in the United States and Canada. We do not own or operate the railroads on which crude oil carrying railcars are transported; however, we currently lease or manage a railcar fleet on behalf of our customers. Accordingly, we are indirectly subject to regulations governing railcar design and manufacture, and increasingly stringent regulations pertaining to the shipment of crude oil by rail.
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
In February 2014, as amended and restated in March 2014, the DOT issued another order, immediately requiring all carriers who transport crude oil from the Bakken region by rail to ensure that the product is properly tested and classified in accordance with federal safety regulations, and further requiring that all crude oil shipments be designated in the two highest risk categories, effectively mandating that crude oil be transported in more robust railcars. Any person failing to comply with the order is subject to potential civil penalties up to $175,000 for each violation or for each day they are found to be in violation, as well as potential criminal prosecution. Similarly, in February 2014, the Canadian Department of Transport, which we refer to as Transport Canada, finalized new regulations requiring shippers and carriers of crude oil by rail to properly sample, classify, certify and disclose certain characteristics of the crude oil being shipped, and gave shippers and carriers six months to comply with these new regulatory procedures. In April 2014, the Canadian Minister of Transport, who oversees Transport Canada, announced a series of directives and other actions to address the Transportation Safety Board of Canada’s initial recommendations on rail safety. Effective immediately, Transport Canada prohibited the least crash-resistant and non-upgraded or retrofitted DOT-111 railcars from carrying dangerous goods. Additionally, Transport Canada ordered DOT-111 railcars used to transport crude oil and ethanol that are not compliant with required safety standards be phased out or retrofitted by May 2017. Retrofitted DOT-111 railcars are now permitted to be used only with respect to certain packing groups until May 2025. We currently provide railcar services for 1,432 railcars, all of which are compliant with this Canadian safety standard.
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
All of our fleet was manufactured in 2013 or later and has been constructed or retrofitted to comply with the DOT 117, the jacketed CPC-1232 standard, or the unjacketed CPC-1232 standard. As of December 31, 2020, we do not have any railcars that will require retrofitting to comply with the jacketed CPC-1232 rules since our customers have informed us that they intend to use these railcars for transporting diesel fuel, which does not require retrofitting. However, if the railcars require retrofitting due to the customers’ decision to use the railcars for transporting crude oil, as opposed to diesel fuel, and if DOT were to adopt more strict specifications for tank cars, it would likely result in increased difficulty and costs to obtain compliant cars after the applicable phase-out dates. While we might be able to pass some of these costs on to our customers, there might be additional costs that we cannot pass on to our customers. We are continuously monitoring the railcar regulatory landscape and remain in close contact with railcar suppliers and other industry stakeholders to stay informed of railcar regulation rulemaking developments. Given the current railcar design compliance requirements and timelines outlined in the most recent Transport Canada and DOT rules, we do not anticipate a material impact to our ability to transport crude oil under our existing contracts. If future rulemakings result in more stringent design requirements and compressed compliance timelines, then our ability to transport these volumes could be affected by a delay in the railcar industry’s ability to provide adequate railcar modification repair services. We may not have access to a sufficient number of compliant cars to transport the required volumes under our existing contracts. This may lead to a decrease in revenues and other consequences. DOT and Transport Canada have also required operators to take certain precautions relating to rail routing, and mandated reductions in train speed and the implementation of new braking technology, to address rail safety concerns. On February 16, 2020, the Minister of Transport Canada announced that the speed limit for key trains that carry 20 or more cars containing dangerous goods, such as petroleum crude oil, liquefied petroleum gas, gasoline and ethanol, is 35 mph in metropolitan areas and 40 mph in other areas where there are no track signals. For the high risk key trains, which are unit trains where tank cars are loaded with a single dangerous goods commodity moving to the same point of destination or trains that include any combination of 80 or more tank cars containing dangerous goods, the speed limit is 25 mph where there are no track signals and 30 mph for metropolitan areas unless it is in a non-signal territory where the speed limit will be 25 mph. We do not expect that this new regulation will have an immediate impact on our results of operations. However, it could reduce the number of train sets our customers are able to cycle through our Hardisty Terminal, which may adversely affect the ability of our customers to meet their minimum volume commitments. As a result, our customers may be unwilling to renew or extend their existing contracts at current volumes and rates.
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
Crude Oil Pipeline Safety
In connection with our acquisition of the Casper Terminal and Stroud Terminal and related facilities, we became subject to regulation by the Federal Energy Regulatory Commission, or FERC, the DOT through PHMSA, as well as other federal, state and local laws and regulations relating to the operation of our dedicated crude oil pipelines, rates charged for transportation service, and protection of health, property and the environment. The transportation and storage of crude oil and refined petroleum products involve a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. In turn, such incidents may result in substantial expenditures for response actions, significant government penalties, liability to government agencies for natural resources damages, and significant business interruption. DOT has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our crude oil pipeline and related assets. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and necessary maintenance or repairs. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans.
We are subject to regulation by the DOT under the Hazardous Liquid Pipeline Safety Act of 1979, also known as the HLPSA. The HLPSA delegated to DOT the authority to develop, prescribe, and enforce minimum federal safety standards for the transportation of hazardous liquids by pipeline. Congress also enacted the Pipeline Safety Act of 1992, also known as the PSA, which added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, required that regulations be issued to define the term “gathering line” and that safety standards for certain “regulated gathering lines” be established, and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in High Consequence Areas, or HCAs, defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In 1996, Congress enacted the Accountable Pipeline Safety and Partnership Act, also known as the APSPA, which limited the operator identification requirement mandate to pipelines that cross a waterway where a substantial likelihood of commercial navigation exists, required that certain areas where a pipeline rupture would likely cause permanent or long-term environmental damage be considered in determining whether an area is unusually sensitive to environmental damage, and mandated that regulations be issued for the qualification and testing of certain pipeline personnel. In the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, also known as the PIPES Act, Congress required mandatory inspections for certain U.S. crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquid pipelines and pipeline control room management. We are also subject to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which reauthorized funding for federal pipeline safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 reauthorized the federal pipeline safety programs of PHMSA through September 2019. Congress is currently in the process of reauthorizing these safety programs and a bill to reauthorize these programs was approved by the U.S. Senate in August 2020 and remains subject to approval by the U.S. House of Representatives.
PHMSA administers compliance with these statutes and has promulgated comprehensive safety standards and regulations for the transportation of hazardous liquids by pipeline, including regulations for the design and construction of new pipeline systems or those that have been relocated, replaced or otherwise changed; pressure testing of new pipelines; operation and maintenance of pipeline systems, establishing programs for public awareness and damage prevention, and managing the operation of pipeline control rooms; protection of steel pipelines from the adverse effects of internal and external corrosion; and integrity management requirements for pipelines in HCAs. On January 13, 2017, PHMSA issued a final rule amending federal safety standards for hazardous liquid pipelines. The final rule is the latest step in a lengthy rulemaking process that began in 2010 with a request for comments and continued with publication of a rulemaking proposal in October 2015. The general effective date of this final rule was to be six months from publication in the Federal Register, but it was never sent to the Office of the Federal Register by the new Presidential administration, and was therefore effectively withdrawn. The final rule addressed several areas including reporting requirements for gravity and unregulated gathering lines, inspections after weather or climatic events, leak detection system requirements, revisions to repair criteria and other integrity management revisions. In addition, PHMSA issued new regulations on January 23, 2017, on operator qualification, cost recovery, accident and incident notification and other pipeline safety changes. These new regulations were to become effective March 24, 2017. These regulations were also subject, however, to further review in connection with the transition of Presidential administrations. PHMSA released its final safety standards for hazardous liquid pipelines, as well as rules for gas transmission pipelines, including maximum allowable operating pressure (MAOP) reconfirmation (for pipelines constructed before 1970) and records rules in September 2019, which became effective July 1, 2020. Also in September 2019, PHMSA finalized enhanced emergency order procedures allowing the agency to issue an emergency order which may impose emergency restrictions, prohibitions, or other safety measures on owners and operators of gas or hazardous liquid pipeline facilities.
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
In July 2016, the United States Court of Appeals for the District of Columbia Circuit issued its opinion in United Airlines, Inc., et al. v. FERC, finding that FERC had acted arbitrarily and capriciously when it failed to demonstrate that permitting an interstate petroleum products pipeline organized as a master limited partnership, or MLP, to include an income tax allowance in the cost of service underlying its rates, in addition to the discounted cash flow return on equity, would not result in the pipeline partnership owners double-recovering their income taxes. The court vacated FERC’s order and remanded to FERC to consider mechanisms for demonstrating that there is no double recovery as a result of the income tax allowance. On December 23, 2016, FERC issued an Inquiry Regarding the Commission’s Policy for Recovery of Income Tax Credits. On March 15, 2018, FERC issued a Revised Policy Statement on Treatment of Income Taxes in which FERC found that an impermissible double recovery results from granting an MLP pipeline both an income tax allowance and a return on equity pursuant to FERC’s discounted cash flow methodology. FERC revised its previous policy, stating that it would no longer permit an MLP pipeline to recover an income tax allowance in its cost of service. FERC stated it will address the application of the United Airlines decision to non-MLP partnership forms as those issues arise in subsequent proceedings. Further, FERC stated that it will incorporate the effects of the post-United Airlines policy changes and the Tax Cuts and Jobs Act of 2017 on industry-wide crude oil pipeline costs in the 2020 five-year review of the crude oil pipeline index level. FERC will also apply the revised Policy Statement and the Tax Cuts and Jobs Act of 2017 to initial crude oil pipeline cost-of-service rates and cost-of-service rate changes on a going-forward basis under FERC’s existing ratemaking policies, including cost-of-service rate proceedings resulting from shipper-initiated complaints. On July 18, 2018, FERC dismissed requests for rehearing and clarification of the March 15, 2018 Revised Policy Statement, but provided further guidance, clarifying that a pass-through entity will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double recovery of investors’ income tax costs. In connection with an appeal regarding the order, the United States Court of Appeals for the District of Columbia Circuit upheld FERC’s position.
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
If our rate levels were investigated by FERC or a state commission, the inquiry could result in a comparison of our rates to those charged by others or to an investigation of our costs, including:
•the overall cost of service, including operating costs and overhead;
•the allocation of overhead and other administrative and general expenses to the regulated entity;
•the appropriate capital structure to be utilized in calculating rates;
•the appropriate rate of return on equity and interest rates on debt;
•the rate base, including the proper starting rate base;
•the throughput underlying the rate; and
•the proper allowance for federal and state income taxes
If the FERC, or the Wyoming Public Service Commission, on their own initiative or due to challenges by third parties, were to lower our tariff rates or deny any rate increase or other material changes to the types, or terms and conditions, of service we might propose, the profitability of our pipeline and terminals located in Casper, Wyoming and Stroud, Oklahoma, may suffer.
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

HUMAN CAPITAL RESOURCES
We are managed and operated by the board of directors and executive officers of USD Partners GP LLC, our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner. Our general partner and its affiliates have approximately 90 employees, approximately 55 of whom performed services for our operations during 2020. We believe that our general partner and its affiliates have a satisfactory relationship with those employees.
Our general partner and its affiliates believe employees are among their most important resources and are critical to the continued success of their and our businesses. Our general partner and its affiliates are focused on attracting and retaining high quality talent by providing fair and market-competitive pay, which includes base pay as well as both short and long-term incentives. Our general partner and its affiliates also offer employees a competitive benefits package, which includes among others, health insurance, paid time off, and a 401(k) savings plan with employee contribution matching. During fiscal years 2020 and 2019, the voluntary attrition rate for employees that are employed by our general partner and its affiliates was less than 5%.
During 2020, in response to the COVID-19 pandemic, our general partner and its affiliates implemented safety protocols and new procedures to protect employees. These protocols included social distancing and other health and safety measures based on guidelines of public health authorities. In addition, modifications were made to the way we conduct many aspects of our business to reduce the number of in-person interactions. For much of the year employees worked remotely when they were able and meetings with third parties were conducted virtually where possible. In addition, plexiglass divisions were installed in open work areas and regular more thorough deep cleanings were instituted in all offices and at each terminal location. Our general partner determined not to implement workforce or salary reductions during 2020, and no workforce or salary reductions are currently expected. However, we cannot guarantee that such measures will not be required or implemented in the future.
In addition, our general partner has a long-standing relationship with Railserve, Inc., or Railserve, a Marmon/Berkshire Hathaway company, to provide operating services for our terminals. Railserve is responsible for providing operations services to the terminals according to the specific contracts. Railserve is one of the largest in-plant rail operating services company in North America. Railserve operates over 80 switching and/or transloading locations across Canada, the United States and Mexico in the agriculture/food processing, chemical/plastics, energy/refining, intermodal, manufacturing, and pulp and paper markets. Railserve has over 1,400 personnel and 180+ Railserve owned and maintained locomotives. Railserve is responsible for attracting, retaining, supervising, and compensating its employees who are located at our terminals. To date, Railserve has successfully met our requirements for staffing operations at our terminals.
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

Item 1A. Risk Factors
You should carefully consider the risk factors below in connection with the other sections of this Annual Report. Realization of one or more of these risk factors could have an adverse effect on our business, operating results, cash flows and financial condition, as well as the value of an investment in our common units. These are not all the risks that could impact our business, operating results, cash flows and financial condition as there may be risks that are unknown to us or known immaterial risks that become material over time or when compounded with unpredictable events.
Risks Related to our Business and Industry
The COVID-19 pandemic has adversely affected our ability to grow our business, and the ultimate effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there have been significant reductions in demand for, and fluctuations in the prices of, crude oil, natural gas and natural gas liquids. If the reduced demand for crude oil continues for a further prolonged period, particularly if the global oversupply of crude oil also continues, our operations, financial condition and cash flows may be materially and adversely affected in the future.
Our operations also may be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We have already implemented workplace restrictions, including guidance for when our employees may work remotely if able, in our offices and work sites for health and safety reasons and are continuing to monitor national, state and local government directives where we have operations and/or offices. Furthermore, the collapse in the demand for oil caused by this unprecedented global health and economic crisis has had, and is reasonably likely to continue to have, contributed to significantly depressed crude oil prices throughout much of last year, which has negatively impacted our customers and thereby has limited our ability to grow our business.
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
The extent to which our operating and financial results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the COVID-19 pandemic, including the impact of coronavirus mutations and additional resurgences; further actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus including the development, availability and public acceptance of effective treatments or vaccines. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors that we identify in this Annual Report. COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.
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
Our contracts are subject to potential commitment reductions or termination at various times, which creates renewal risks.
We provide terminalling services for liquid hydrocarbons and biofuels under contracts with terms of various durations and renewal. Of the six terminal services agreements with customers of our Hardisty terminal, one agreement will expire at the end of June 2022, two agreements will expire at the end of June 2023, and two agreements could expire at the end of 2024 unless USD’s DRU project described in the next paragraph has successfully been completed. Approximately two-thirds of the volume commitments under the remaining contract will expire in June 2022, with the remainder expiring in June 2024 unless USD’s DRU project has successfully been completed by such date. Our sole customer contract for our West Colton terminal is terminable at any time by either party on 150 days’ notice. Of the three terminal services agreements with our Casper terminal customers, one agreement expires in August 2021, one agreement expires in December 2021 and one agreement expires in December 2022. Approximately two-thirds of the volume commitments under our sole third-party customer contract for our Stroud terminal will expire in June 2022, with the remainder expiring in June 2024. However, the portion of this contract expiring in 2024 is subject to early termination in the event that USD’s DRU project has successfully been completed.
Furthermore, as discussed under Item 1. Business—Business Segments—Sponsor Initiatives at Hardisty—USD’s Diluent Recovery Unit Project, with its patented diluent recovery unit “DRU” technology, USD is pursing long-term solutions to transport heavier grades of crude oil produced in Western Canada. As described in the prior paragraph, expirations and renewals for some of our contracts at the Hardisty terminal and the Stroud terminal will depend on whether USD’s DRU project is successfully completed. The completion of the DRU project is subject to risk associated with construction projects, including USD having sufficient financing, permits and approvals, and the actions of third party construction personnel. USD is under no obligation to us to complete the DRU conversion or compensate us for lost revenue under our contracts related to the status of the DRU project.
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
We generate the vast majority of our operating cash flow in connection with providing terminalling services at our crude oil terminals, all of which receive the majority of their crude oil from the Canadian oil sands through the Hardisty hub. Due to the lack of diversification in our assets and geographic location, an adverse development in our businesses or areas of operations, especially to our crude oil terminals, including those due to catastrophic events, worldwide health events including the recent coronavirus outbreak, weather, regulatory action or decreases in the price of, or demand for, crude oil, could have a significantly greater impact on our results of operations and distributable cash flow to our common unitholders than if we maintained more diverse assets and locations. In particular, due in part to relatively high production costs, oil sands production in Canada may be particularly susceptible to decline as a result of long-term declines in the price of crude oil and was negatively impacted by the depressed pricing environment due to the effects of the COVID-19 pandemic, which has impacted and could in the future further impact our ability to secure additional long-term customer contracts and renewals at our Hardisty terminal and our Casper terminal, and the ability of USD Group LLC to contract for and complete expansions. In addition, events that impact the supply of crude oil in Western Canada, such as extreme weather, forest fires, and facility downtime, and events that increase the take-away capacity, such as the construction of new pipelines would have a similar impact.
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
Our business, including our ability to grow our business through the contracting and development of new terminals, as well as our ability to secure renewals or extensions of agreements with customers at our existing terminals, depends on the continued development, production and demand for crude oil and other liquid hydrocarbons from our existing markets, as well as other areas unserved or underserved by existing alternative transportation solutions. The willingness of exploration and production companies to develop and produce crude oil in particular producing regions in Canada and the United States depends largely on their ability to conduct these activities profitably, which in turn depends largely upon the markets for and prices of crude oil and other commodities. A continued sustained reduction in the prices of crude oil and other commodities would have a material adverse effect on our business. For example, our business was negatively impacted by the depressed commodity pricing environment resulting from the effects of the COVID-19 pandemic. The factors impacting the prices of crude oil and other commodities include the supply of and demand for these commodities, which fluctuate with changes in market and economic conditions, and other factors, including:
•worldwide and regional economic conditions;
•worldwide and regional political events, including actions taken by foreign oil producing nations;
•worldwide and regional weather events and conditions, including natural disasters and seasonal changes that could decrease supply or demand;
•worldwide health events including the recent coronavirus outbreak;
•the levels of domestic and international production and consumer demand;
•the availability of transportation systems with adequate capacity;
•fluctuations in demand for crude oil, such as those caused by refinery downtime or turnarounds;
•fluctuations in the price of crude oil, which may have an impact on the spot prices for the transportation of crude oil by pipeline or railcar;
•increased government regulation or prohibition of the transportation of hydrocarbons by rail;
•the volatility and uncertainty of world crude oil prices as well as regional pricing differentials;
•fluctuations in gasoline consumption;
•the price and availability of alternative fuels;
•changes in mandates to blend renewable fuels, such as ethanol, into petroleum fuels;
•the price and availability of the raw materials used to produce ethanol, such as corn;
•the effect of energy conservation measures, such as more efficient fuel economy standards for automobiles;
•the nature and extent of governmental regulation and taxation, including the amount of subsidies for ethanol and other alternative sources of energy;
•fluctuations in demand from electric power generators and industrial customers;
•expected political or regulatory changes that could restrict development or production of crude oil and other, liquid hydrocarbons;
•a decline in investor sentiment regarding the oil and gas industry;
•restrictions on access to development capital by oil and gas companies; and
•the anticipated future prices of oil and other commodities.
The prices of crude oil and related products remain volatile and subject to the influence of many global factors, such as the Organization of the Petroleum Exporting Countries, or OPEC, policy, the balance of supply versus demand for those products in various markets and geopolitical risks. Our terminals primarily transport crude oil produced from the Canadian oil sands, which are considered to have relatively high production costs. Exploration and production companies operating in the Canadian oil sands have reduced, and may further reduce, capital spending for expansion projects designed to increase crude oil production. Declines in crude oil prices for a prolonged period of time have resulted in and may in the future result in further reductions in capital spending, which could decrease the likelihood that our existing customers would renew their contracts with us at current prices or at all, reduce the opportunities for us to grow our assets and otherwise have a material adverse impact on our business and results of operations.
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
We generate the vast majority of our operating cash flow in connection with providing terminalling services at our crude oil terminals. A substantial amount of the capacity at our crude oil terminals is contracted under multi-year, take-or-pay terminal services agreements, which, in the case of our Hardisty and Stroud terminals, are subject to inflation-based rate escalators. Some of the terminal services agreements at our Casper terminal are not subject to inflation-based rate escalators. Any inflation-based escalators in our terminal services agreements may be insufficient to compensate for increases in our costs. Additionally, some customers’ obligations under their agreements with us may be temporarily suspended upon the occurrence of certain events, some of which are beyond our control, or may be terminated in the case of uninterrupted force majeure events of over one year wherein the supply of crude oil is curtailed or cut off. Force majeure events may include (but are not limited to) revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, pandemics (including potentially the COVID-19 pandemic), explosions, mechanical or physical failures of our equipment or facilities of our customers, or any cause or causes of any kind or character (except financial) reasonably beyond the control of the party failing to perform. If either the escalation of fees under the terminal services agreements at our terminals is insufficient to cover increased costs or if any customer suspends or terminates its contracts with us, our profitability and ability to make quarterly distributions to our unitholders could be materially and adversely affected.
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
We lease an aggregate of 1,432 railcars from various railcar manufacturers and financial entities and we provide these railcars to our customers, including an affiliate of USD, pursuant to master fleet services agreements. Although our customers are generally responsible for the use, maintenance and condition of the railcars subject to their master fleet services agreements with us, we, and not our customers, are directly responsible to our lessors. In the event that our lessors seek to recover any costs at lease expiration resulting from the condition of the railcars, they will primarily look to us to recoup these amounts. Although our customers have generally agreed to be responsible for any costs we incur as a result of their use of our railcars, our customers may deny culpability for any specific costs. In the event that we are unable to resolve disputes related to return costs with our lessors and our customers, we may be obligated to pay the associated costs ourselves or the disputes may result in legal proceedings. Any such legal proceedings may be costly and we may not be able to recover our costs of participation in such proceedings from either the lessors or our customers. In addition, in the event that any such legal proceeding results in a judgment against us that is not reimbursable by our customer, such judgment could result in material costs for us. Finally, as the lessee of our railcars, we may be named in any legal proceedings related to any damage to third parties or the environment caused by the use of our railcars by our customers. In the event that we are unable to obtain indemnification from our customers as a result of such potential claims, we may incur material costs and liabilities. Any costs or liabilities resulting from our customers’ use of our railcars could have a material adverse effect on our business, financial condition, results of operations and cash flows and, as a result, our ability to make distributions.
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
Our operations are subject to all of the risks and hazards inherent in the provision of terminalling services, including:
•damage to railroads and terminals, related equipment and surrounding properties caused by natural disasters, acts of terrorism and actions by third parties;
•damage from construction, vehicles, farm and utility equipment or other causes;
•leaks of crude oil and other hydrocarbons or regulated substances or losses of oil as a result of the malfunction of equipment or facilities or operator error;
•blockades of rail lines or other interruptions in service due to actions of third parties;
•ruptures, fires and explosions; and
•other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.
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
Risks Related to our Ability to Grow through Acquisitions or Development of New Assets
If we are unable to make acquisitions on economically acceptable terms from USD or third parties, our future growth would be limited, and any acquisitions we may make could reduce, rather than increase, our cash flows and ability to make distributions to unitholders.
A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in cash flow. If we are unable to make acquisitions from USD or third parties, because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase agreements, we are unable to obtain financing for these acquisitions on economically acceptable terms, we are outbid by competitors or we or the seller are unable to obtain any necessary consents, our future growth and ability to increase distributions to unitholders will be limited. Energy Capital Partners must also approve the acquisition of the securities of any entity by us if the acquisition exceeds specified thresholds. Furthermore, even if we do consummate acquisitions that we believe will be accretive, we may not realize the intended benefits, and the acquisition may in fact result in a decrease in cash flow. Any acquisition, including the integration of any such acquisition, involves potential risks, including, among other things:
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
Our right of first offer to acquire certain of USD’s existing assets and projects and certain projects that it may develop, construct or acquire in the future is limited and subject to risks and uncertainty, and ultimately we may not acquire any of those assets or businesses.
The Omnibus Agreement provides us with a right of first offer on certain of USD’s existing assets and projects as well as any additional midstream infrastructure that it may develop, construct or acquire, subject to certain exceptions. This right expires on October 15, 2021. The consummation and timing of any future acquisitions pursuant to this right will depend upon, among other things, USD’s continued development of midstream infrastructure projects and successful execution of such projects, USD’s willingness to offer assets for sale and obtain any necessary consents, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions or successfully integrate assets acquired pursuant to our right of first offer. Furthermore, USD is under no obligation to accept any offer that we may choose to make. Additionally, the approval of Energy Capital Partners is required for the sale of any assets by USD or its subsidiaries, including us (other than sales in the ordinary course of business), acquisitions of securities of other entities that exceed specified materiality thresholds and any material unbudgeted expenditures or deviations from our approved budgets. Energy Capital Partners may make these decisions free of any duty to us and our unitholders. This approval would be required for the potential acquisition by us of any of USD’s projects, as well as any other projects or assets that USD may develop or acquire in the future or any third-party acquisition we may intend to pursue jointly or independently from USD. Energy Capital Partners is under no obligation to approve any such transaction. Please refer to the discussion under Item 10. Directors, Executive Officers and Corporate Governance— Special Approval Rights of Energy Capital Partners regarding the rights of Energy Capital Partners. In addition, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. Further, our right of first offer may be terminated by USD at any time in the event that it no longer controls our general partner. Please refer to the discussion under Part II, Item 8. Financial Statements and Supplementary Data, Note 13. Transactions with Related Parties for additional information regarding the Omnibus Agreement.
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

Risks Related to our Ability to Make Cash Distributions
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including reimbursements to our general partner, to enable us to pay distributions to holders of our common and general partner units.
The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:
•our entitlement to minimum monthly payments associated with our take-or-pay terminal services agreements and the impact of credits for unutilized contractual capacity;
•our ability to acquire new customers and retain existing customers;
•the rates and terminalling fees we charge for the volumes we handle;
•the volume of crude oil and other liquid hydrocarbons we handle;
•damage to terminals, railroads, pipelines, facilities, related equipment and surrounding properties caused by hurricanes, earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism including damage to third-party pipelines, railroads or facilities upon which our customers rely for transportation services;
•leaks or accidental releases of products or other materials into the environment, including explosions, chemical fumes or other similar events, whether as a result of human error, natural disaster or otherwise;
•prevailing economic and market conditions; including low or volatile commodity prices and their effect on our customers;
•our desired levels of liquidity and reduction of debt;
•the effects of worldwide health events, including the recent coronavirus outbreak;
•the level of our operating, maintenance and general and administrative costs;
•regulatory action affecting railcar design or the transportation of crude oil by rail;
•delays or increased costs caused by blockades or other interruptions in rail services; and
•the supply of, or demand for, crude oil and other liquid hydrocarbons.
In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:
•the level and timing of capital expenditures we make;
•the cost of acquisitions, if any;
•our debt service requirements and other liabilities;
•our requirements to pay distribution equivalents on Phantom Units pursuant to the terms of the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan, or A/R LTIP;
•fluctuations in our working capital needs;
•fluctuations in the values of foreign currencies in relation to the U.S. dollar, including the Canadian dollar;
•our ability to borrow funds and access capital markets;
•restrictions contained in our debt agreements;
•the amount of cash reserves established by our general partner; and
•other business risks affecting our cash levels.

The amount of cash we have available for distribution to holders of our common units and general partner units depends primarily on our cash flow rather than on our profitability, which may prevent us from making distributions, even during periods in which we record net income.
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
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute quarterly at least $0.2875 per unit on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. However, the board may change such policy at any time at its discretion. Beginning in the first quarter of fiscal 2020, the board of directors of our general partner reduced the quarterly dividend to $0.111 per unit, or $0.444 per unit on an annualized basis, 70% below the distribution with respect to the fourth quarter of 2019. Additionally, members of our general partner’s board of directors appointed by Energy Capital Partners, if any, must approve any distributions made by us. Our partnership agreement does not require us to pay distributions at all and our general partner’s board of directors has broad discretion in setting the amount of cash reserves each quarter. Investors are cautioned not to place undue reliance on the permanence of our cash distribution policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders. The amount of distributions we make and the decision to make any distribution is determined by the board of directors of our general partner as well as the members of our general partner’s board of directors appointed by Energy Capital Partners, whose interests may differ from those of our common unitholders. Our general partner has limited duties to our unitholders, which may permit it to favor its own interests or the interests of our sponsor or its affiliates to the detriment of our common unitholders.
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
Risks Related to our Indebtedness and Ability to Raise Additional Capital
Restrictions in our senior secured credit agreement could adversely affect our business, financial condition, results of operations, ability to make distributions to unitholders and value of our common units.
We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations under our senior secured credit agreement and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our senior secured credit agreement and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders. Our senior secured credit agreement limits our ability to, among other things:
•incur or guarantee additional debt;
•make distributions on or redeem or repurchase units;
•make certain investments and acquisitions;

•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•merge or consolidate with other affiliates;
•transfer, sell or otherwise dispose of assets;
•engage in a materially different line of business;
•enter into certain burdensome agreements; and
•prepay other indebtedness.
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
Regulators and law enforcement agencies in the United Kingdom and elsewhere are conducting civil and criminal investigations into whether the banks that contributed to the British Bankers’ Association (the “BBA”) in connection with the calculation of daily London Interbank Offered Rate, or LIBOR, may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA or any other administrator of LIBOR, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined, the phasing out of LIBOR or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR may be discontinued after 2021. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates that could replace LIBOR include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. At this time, it is not possible to predict whether any such changes will occur, whether LIBOR will be phased out or any such alternative reference rates or other reforms to LIBOR will be enacted in the United Kingdom, the United States or elsewhere or the effect that any such changes, phase out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on, or the market value of, our current or future debt obligations, including our Revolving Credit Facility. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may materially adversely affect the trading market for LIBOR-based securities, including the terms of our Revolving Credit Facility and any interest rate swaps or other derivative agreements to which we are a party. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the market value of, the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including our Revolving Credit Facility. In addition, even if we have entered into interest rate swaps or other derivative instruments for purposes of managing our interest rate exposure, our strategies may not be effective as a result of the replacement or phasing out of LIBOR and other “benchmarks,” and we may incur substantial losses as a result.
Our ability to grow requires access to new capital. Tightened capital markets or increased competition for investment opportunities could impair our ability to grow.
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
In September 2014, when Energy Capital Partners made a significant investment in USD, it indicated an intention to invest over an additional $1.0 billion of equity capital in USD, subject to market and other conditions. However, to date Energy Capital Partners has not provided any direct or indirect financial assistance to us. Furthermore, Energy Capital Partners must approve any issuances of additional equity by us, and its determination may be made free of any duty to us or our unitholders, and members of our general partner’s board of directors appointed by Energy Capital Partners must approve the incurrence by us or refinancing of our indebtedness outside of the ordinary course of business, which may limit our flexibility to obtain financing and to pursue other business opportunities.
Our existing debt and any additional debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.
As of December 31, 2020, we had $197.0 million of outstanding borrowings under our senior secured credit agreement. We have the ability to incur additional debt, including up to $500 million under our existing senior secured credit agreement. Our level of indebtedness could have important consequences for us, including the following:
•our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions, or other purposes, may be impaired, or such financing may not be available on favorable terms;
•our funds available for operations, future business opportunities and cash distributions to unitholders may be reduced by that portion of our cash flow required to make interest payments on our debt;
•we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and
•our flexibility in responding to changing business and economic conditions may be limited.
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
At any time, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such limited partner interests. Further, neither our partnership agreement nor our senior secured credit agreement prohibits the issuance of equity securities that may effectively rank senior to our common units as to distributions or liquidations. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:
•our unitholders’ proportionate ownership interest in us will decrease;
•the amount of distributable cash flow on each unit may decrease;
•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of our common units may decline.
Legal and Regulatory Risks Inherent in Our Business
Some of our customers’ operations cross the U.S./Canada border and are subject to cross-border regulation.
Our customers’ cross border activities subject them to regulatory matters, including import and export licenses, tariffs, Canadian and U.S. customs and tax issues and toxic substance certifications. Such regulations include the Short Supply Controls of the Export Administration Act, the U.S.-Mexico-Canada Agreement) and the Toxic Substances Control Act. Violations of these licensing, tariff and tax reporting requirements could result in the imposition of significant administrative, civil and criminal penalties on our customers. Our revenue and cash flows could decline and our ability to make cash distributions to our unitholders could be materially and adversely affected should our customers fail to comply with these cross-border regulations.
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
On December 3, 2018, the Alberta Government announced a temporary 8.7% cut (or a decrease of 325,000 barrels per day) in the production of raw crude oil and bitumen at facilities subject to its jurisdiction, starting on January 1, 2019. In late August 2019, the Alberta Government extended the curtailment end date to December 31, 2020, with possible earlier termination. During 2019, however, the Alberta Government increased the allowed production levels. For example, in late October 2019, the Alberta Government announced a special production allowance, whereby effective November 8, 2019, new wells drilled for conventional oil are exempt and, beginning with the December 2019 production month, producers were allowed to apply to produce above their curtailment order, as long as this extra production is shipped out of Alberta through additional rail capacity. In late October 2020, the Alberta Government announced that while the government will extend its regulatory authority to curtail oil production through December 2021, it will not set production limits as of December 2020. The Alberta Government has stated that it will closely monitor production, inventories, pipeline capacity and rail shipments and the Alberta Government could put production limits back in place, particularly if forecasts show storage inventories approaching maximum capacity, which production limits could negatively impact our business. This and similar future actual or anticipated governmental restrictions on the production of crude oil in the producing regions served by our terminals may cause our customers to reduce their production activities and delay or cancel new projects, which could in turn reduce the demand for our terminalling services. Except to the extent of our take-or-pay type arrangements, reductions in demand for our terminalling services resulting from governmentally imposed production cuts could reduce our cash flows and results of operations, and limit our ability to execute new terminalling services contracts, or extend existing terminalling services contracts.
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
The DOT and Transport Canada released a series of directives and other actions to address rail safety concerns. Among the directives is a final rule requiring that CPC-1232 railcars used to transport crude oil and ethanol that are not compliant with required safety standards be phased out or retrofitted beginning April 1, 2020, with none in use after May 1, 2025. We currently provide railcar services for 1,432 railcars, 374 of which will still be under contract and require retrofitting pursuant to this directive. However, our customers have informed us that they intend to use these 374 railcars for transporting diesel fuel, as opposed to crude oil which would require retrofitting. While we do not foresee that these railcars will require retrofitting over the life of our lease or that these leases may expire before the regulatory deadline, certain of our lease agreements may permit for early retrofit of the railcars and will require retrofitting in the event that our customer decides to use these railcars to transport crude oil. We do not own any of the railcars in our railcar fleet and are not directly responsible for costs associated with the retrofitting of CPC-1232 railcars. However, costs associated with the retrofitting of railcars would increase the incremental monthly cost of the applicable railcar lease, which cost we may not always be able to pass through to our customers and could affect demand for our services. The timing of retrofits to the railcars we manage could disrupt our operations particularly if we are unable to work with our railcar suppliers on modification scheduling that avoids major disruptions.
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
DOT and Transport Canada have also required operators to take certain precautions relating to rail routing, and mandated reductions in train speed and the implementation of new braking technology, to address rail safety concerns. The recent changes to U.S. and Canadian regulations and the adoption of additional federal, state, provincial or local laws or regulations, including any additional voluntary measures by the rail industry regarding railcar design or crude oil and liquid hydrocarbon rail transport activities, or efforts by local communities to restrict or limit rail traffic involving crude oil, could affect our business by increasing compliance costs and decreasing demand for our services, which could adversely affect our financial position and cash flows. Moreover, any disruptions in the operations of railroads, including those due to shortages of railcars or qualified personnel, weather-related problems, flooding, drought, accidents, worldwide health events including the recent coronavirus outbreak, mechanical difficulties, strikes, lockouts or bottlenecks, could adversely impact our customers’ ability to move their products and, as a result, could affect our business.
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
In addition, these laws and regulations, and the interpretation or enforcement thereof, are subject to frequent change by regulatory authorities, including in connection with the change in United States federal administration in January 2021, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. For example, See Item 1. Business—Impact of Regulations—Climate Change for information about certain actions the Biden Administration has taken targeting greenhouse gas emissions. Violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions and construction bans or delays.
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
Also, some states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure, or well construction requirements on oil and gas production. States or localities could also elect to prohibit hydraulic fracturing altogether, as the State of New York announced in 2014, and the federal government could limit development, generally, on federal lands. While our operations are not directly affected by these actions, their impact on our oil and natural gas exploration and production customers could result in a decreased demand for the services that we provide.
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
In response to studies suggesting that emissions of carbon dioxide, methane and certain other gases may be contributing to warming of the Earth’s atmosphere, over 190 countries, including the United States and Canada, reached an agreement to reduce GHG emissions at the Paris climate conference in December 2015. The terms of the Paris treaty to reduce GHG emissions are to become effective in 2020. In June 2017, President Trump announced that the United States intends to withdraw from the Paris treaty and to seek negotiations either to reenter the Paris treaty on different terms or a separate agreement. In August 2017, the U.S. Department of State officially informed the United Nations of the intent of the United States to withdraw from the Paris treaty. In November 2019, the Trump administration formally moved to exit the Paris Agreement and officially exited the agreement in November 2020. However, in January 2021, President Biden signed an executive order to have the United States rejoin the agreement, and the United States formally rejoined the agreement in February 2021.
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
Independent of Congress, the EPA has adopted regulations to address GHG emissions under its existing CAA authority. For example, in 2009, the EPA adopted rules regarding regulation of GHG emissions from motor vehicles. In addition, in September 2009, the EPA issued a final rule requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the United States. In November 2010, EPA expanded this existing GHG emissions reporting rule to petroleum facilities, requiring reporting of GHG emissions by regulated petroleum facilities to the EPA beginning in 2012 and annually thereafter. In October 2015, EPA further expanded its GHG emissions reporting program to include onshore petroleum and natural gas gathering and boosting activities, as well as natural gas transmission pipelines. We monitor and report our facilities’ GHG emissions. However, operational or regulatory changes or stakeholder demands could require additional monitoring and reporting at some or all of our other facilities at a future date. In 2010, the EPA also issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for GHG emissions under the CAA. In October 2015, the EPA finalized the Clean Power Plan, or CPP, which imposes additional obligations on the power generation sector to reduce GHG emissions and which generally promoted a reduction in the demand for fossil fuels. Subsequently, the EPA repealed the CPP and replaced it with the Affordable Clean Energy rule, or ACE, which designates heat rate improvement, or efficiency improvement, as the best system of emissions reduction for carbon dioxide from existing coal-fired electric utility generating units. However, in January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the EPA’s repeal and replacement of the CPP this decision may be subject to appeal.
Although it is not possible at this time to predict exactly how potential future laws or regulations addressing GHG emissions or oil and gas development in Canada or the United States would impact our business, any future federal, state or provincial laws or implementing regulations that may be adopted to address GHG emissions could require us to incur increased operating costs, could adversely affect demand for the crude oil and other liquid hydrocarbons we handle in connection with our services, and could adversely affect demand for our services by restricting or prohibiting our customers from conducting oil and gas production in certain areas. Moreover, the change in a regulation landscape means we may incur additional expenses that would not be applicable in a steady set of regulations. The potential increase in the costs of our operations resulting from any legislation or regulation to restrict emissions of GHGs could include new or increased costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our GHG emissions and administer and manage a GHG emissions program. While we may be able to include some or all of such increased costs in the rates charged by our terminals, such recovery of costs is uncertain. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for oil, resulting in a decrease in demand for our services. We cannot predict with any certainty at this time how these possibilities may affect our operations.
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
Risks Inherent in Our Master Limited Partnership Ownership Structure
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
USD indirectly owns a 42.3% limited partner interest and indirectly owns and controls our general partner, which owns a 1.7% general partner interest in us. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is not adverse to the best interests of its owner, USD. Conflicts of interest may arise between USD and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including USD, over the interests of our common unitholders. These conflicts include, among others, the following situations:
•neither our Second Amended and Restated Agreement of Limited Partnership of USD Partners LP, or our partnership agreement, nor any other agreement requires USD to pursue a business strategy that favors us, and the directors and officers of USD have a fiduciary duty to make these decisions in the best interests of the members of USD. USD may choose to shift the focus of its investment and growth to areas not served by our assets;
•USD may be constrained by the terms of its debt instruments, if any, from taking actions, or refraining from taking actions, that may be in our best interests;
•our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limiting our general partner’s liabilities and restricting the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;
•except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;
•our general partner will determine the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;
•our general partner will determine the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner, and the amount of adjusted operating surplus generated in any given period;
•our general partner will determine which costs incurred by it are reimbursable by us;
•our general partner may cause us to borrow funds in order to permit the payment of cash distributions and to make incentive distributions;
•our partnership agreement permits us to classify up to $18.5 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our general partner in respect of the general partner interest or the incentive distribution rights;
•our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;
•our general partner intends to limit its liability regarding our contractual and other obligations;
•our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80.0% of the common units;
•our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates;
•our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and
•our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner, which we refer to as our conflicts committee, or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

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
Our partnership agreement restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:
•provides that whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith and will not be subject to any higher standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and
•provides that our general partner will not be in breach of its obligations under our partnership agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is approved in accordance with, or otherwise meets the standards set forth in, our partnership agreement.
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
In order to avoid (1) any material adverse effect on the maximum applicable rates that can be charged to customers by our subsidiaries on assets that are subject to rate regulation by the FERC or analogous regulatory body, and (2) any substantial risk of cancellation or forfeiture of any property, including any governmental permit, endorsement or other authorization, in which we have an interest, we have adopted certain requirements regarding those investors who may own our common units. Citizenship eligible holders are individuals or entities whose nationality, citizenship or other related status does not create a substantial risk of cancellation or forfeiture of any property, including any governmental permit, endorsement or authorization, in which we have an interest, and will generally include individuals and entities who are U.S. citizens. Rate eligible holders are individuals or entities subject to U.S. federal income taxation on the income generated by us or entities not subject to U.S. federal income taxation on the income generated by us, so long as all of the entity’s owners are subject to U.S. federal income taxation. If you are not a person who meets the requirements to be a citizenship eligible holder and a rate eligible holder, you run the risk of having your units redeemed by us at the market price as of the date three days before the date the notice of redemption is mailed. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner. In addition, if you are not a person who meets the requirements to be a citizenship eligible holder, you will not be entitled to voting rights.

Cost reimbursements, which are determined in our general partner’s sole discretion, and fees due to our general partner and its affiliates for services provided are substantial and reduce our distributable cash flow to you.
Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under the Omnibus Agreement, our general partner determines the amount of these expenses. Under the terms of the Omnibus Agreement we are required to reimburse USD for providing certain general and administrative services to us. Our general partner and its affiliates also may provide us other services for which we will be charged fees. Payments to our general partner and its affiliates are substantial and reduce the amount of distributable cash flow to unitholders. For the twelve months ending December 31, 2021, we estimate that these expenses will be approximately $3.3 million, which includes, among other items, compensation expense for all employees required to manage and operate our business. For a description of the cost reimbursements to our general partner, please read the discussion under Part II, Item 8. Financial Statements and Supplementary Data, Note 13. Transactions with Related Parties regarding reimbursements to our general partner under the Omnibus Agreement.
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
The unitholders are unable initially to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner. At December 31, 2020, our general partner and its affiliates own 42.3% of the limited partnership interests entitled to vote in this matter (excluding general partner units and without consideration of any common units held by our officers, directors, employees and certain other persons affiliated with us).
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
USD Group LLC held 11,557,090 common units at December 31, 2020. We have agreed to provide USD Group LLC with certain registration rights. USD Group LLC and its affiliates may sell, transfer or pledge as security all or some of the units held by them without any duty to us. Such sale of units in the public or private markets, or pledging or transfer of units, could have an adverse impact on the price of the common units. At December 31, 2020, a value of up to $10.0 million of these common units were pledged as collateral by USD Group LLC for their letter of credit facility.
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
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made non-recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some jurisdictions. You could be liable for our obligations as if you were a general partner if a court or government agency were to determine that:
•we were conducting business in a state but had not complied with that particular state’s partnership statute; or
•your right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.
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
Our general partner has the right, at any time it has received distributions on its incentive distribution rights at the highest level to which it is entitled (48.0%, in addition to distributions paid on its general partner interest) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.
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
Tax Risks Inherent in an Investment in Us
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. If the Internal Revenue Service, or IRS, were to treat us as a corporation for U.S. federal income tax purposes, which would subject us to entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.
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
A unitholder’s share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control, and certain transactions in which we might engage. For example, we may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt. A unitholder’s ratio of its share of taxable income to the cash received by it may also be affected by changes in law. For instance, excluding the impact of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, enacted in 2020, under the federal tax reform enacted in 2017, the net interest expense deductions of certain business entities, including us, are limited to 30% of such entity’s “adjusted taxable income,” which is generally taxable income with certain modifications. If the limit applies, a unitholder’s taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.
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
In the case of taxpayers subject to the passive loss rules (generally, individuals, closely-held corporations and regulated investment companies), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including other passive activities or investments. Unused losses may be deducted when the unitholder disposes of the unitholder’s entire investment in us in a fully taxable transaction with an unrelated party. A unitholder’s share of our net passive income may be offset by unused losses from us carried over from prior years, but not by losses from other passive activities, including losses from other publicly traded partnerships. Further, excluding the temporary impact of the CARES Act, in addition to the other limitations described above, non-corporate taxpayers may only deduct business losses up to the gross income or gain attributable to such trade or business plus $250,000 ($500,000 for unitholders filing jointly). Amounts that may not be deducted in a taxable year may be carried forward into the following taxable year. This limitation shall be applied after the passive loss limitations and, unless amended, applies only to taxable years beginning prior to December 31, 2025.
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
Upon the sale, exchange or other disposition of a unit by a foreign unitholder, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. If the transferee fails to satisfy this withholding requirement, we will be required to deduct and withhold such amount (plus interest) from future distributions to the transferee. Because the “amount realized” would include a unitholder’s share of our nonrecourse liabilities, 10% of the amount realized could exceed the total cash purchase price for such disposed units. To accommodate uncertainty surrounding the application of these withholding rules, the U.S. Department of the Treasury and the IRS have currently suspended these rules for transfers of certain publicly traded partnership interests, including transfers of our units, occurring before January 1, 2022. Final regulations promulgated in October of 2020 impose withholding on transfers of certain publicly traded partnership interests, including transfers of our units, occurring after January 1, 2022. For transfers of publicly traded partnership interests involving brokers acting as a “qualified intermediary” (as such term is defined in the final U.S. treasury regulations promulgated in October of 2020), the withholding obligation is generally imposed on the broker rather than the transferee. There are also a number of exceptions to the withholding obligation that may apply depending on the transferor’s particular tax and circumstances. If you are a non-U.S. person, you should consult a tax advisor before investing in our common units.
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
General Risks Inherent in an Investment in Us
The price of our common units may fluctuate significantly, and you could lose all or part of your investment.
The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:
•our quarterly distributions;
•our quarterly or annual earnings or those of other companies in our industry;
•announcements by us or our competitors of significant contracts or acquisitions;
•changes in accounting standards, policies, guidance, interpretations or principles;
•general economic conditions;
•the failure of securities analysts to cover our common units or changes in financial estimates by analysts;
•future sales of our common units; and
•other factors described in these “Risk Factors.”
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

We may recognize impairment on long-lived assets and intangible assets.
Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For example, we evaluated our Casper terminal asset group for impairment in the first quarter of 2020 due to the overall downturn in the crude market and the decline in the demand for petroleum products. Based on our assessment under certain assumptions underlying our cash flow projections, as discussed under Part II, Item 8. Financial Statements and Supplementary Data, Note 9. Goodwill and Intangible Assets, we determined that the carrying amount of our Casper Terminal reporting unit exceeded its fair value at March 31, 2020. Accordingly, we recognized an impairment loss of $33.6 million in our goodwill asset. We also review our amortizable intangible assets for indicators of impairment in accordance with applicable accounting standards. Significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets may result in impairments to our amortizable intangible assets and other long-lived assets. However, to the extent that the assumptions underlying the assessment do not materialize, or projection of future financial performance underlying our cash flow projection for the Casper terminal could yield undiscounted cash flows and a fair value that indicate our long-lived assets are impaired. Moreover, these assumptions may change over time in response to the effects of the COVID-19 pandemic and the state of the commodity markets, which are inherently uncertain and difficult to predict. Any reduction in or impairment of the value of intangible assets will result in a charge against earnings, which could have a material adverse impact on our reported results of operations and financial condition.
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
We rely on information technology in all aspects of our business. A cyber-attack involving our information systems and related infrastructure could negatively impact our operations in a variety of ways, including, but not limited to, the following:
•data corruption, communication interruption, or other operational disruption during transporting crude oil;
•a cyber-attack on a communications network or power grid could cause operational disruption resulting in loss of revenues;

•a cyber-attack on our automated and surveillance systems could cause a loss in crude oil and potential environmental hazards;
•a deliberate corruption of our financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties; and
•a cyber-attack resulting in the loss, disruption or disclosure of, or damage or denial of access to, our or any of our customer’s or supplier’s data or confidential information could harm our business by damaging our reputation, subjecting us to potential financial or legal liability, and requiring us to incur significant costs, including costs to repair or restore our systems and data or to take other remedial steps.
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
We are currently a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act. “Smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, and have certain other scaled disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports. The scaled disclosures we provide in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects. If some investors find our common units to be less attractive as a result of the scaled disclosures, there also may be a less active trading market for our common units and our trading price may be more volatile.

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

Item 3. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our consolidated financial condition or results of operations. In addition, under the Omnibus Agreement, USD has agreed to indemnify us for certain liabilities attributable to the ownership or operation of the assets contributed by them to us.

Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchase of Equity Securities
Our common units are listed and traded on the NYSE, under the ticker symbol “USDP”.
On February 24, 2021, the last reported sales price of our common units on the NYSE was $5.10 per common unit. On February 24, 2021, there were approximately 5,700 common unitholders, nine of which were registered common unitholders of record. An established public trading market does not exist for our general partner units. All of our general partner units are held by USD Partners GP LLC.
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.2875 per unit, or $1.15 per unit on an annualized basis on all of our units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The amount of distributions we pay under our cash distribution policy and the decision to make any distribution are determined by the board of directors of our general partner. The board of directors of our general partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis.
Given the uncertainty in the energy industry stemming from the COVID-19 pandemic, the board of directors of our general partner in April 2020 made the proactive decision to strengthen our financial position by reducing our quarterly distribution to $0.111 per unit ($0.444 per unit on an annualized basis) and redeploying cash flow to opportunistically pay down debt. The board of directors of our general partner maintained distributions at this level for the remainder of 2020. We expect that the board of directors of our general partner will revisit the amount of any distributions we make on a quarterly basis based on prevailing and anticipated conditions impacting our business.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Please see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans for information regarding our equity compensation plans as of December 31, 2020.
UNREGISTERED SALES OF EQUITY SECURITIES
None.
ISSUER PURCHASES OF EQUITY SECURITIES
None.

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
USD, along with its partner, Gibson, is also pursuing long-term solutions to transport heavier grades of crude oil produced in Western Canada through the construction of a Diluent Recovery Unit, or DRU, at the Hardisty terminal. Construction of the project has commenced and USD expects that the DRU will be placed into service late in the second quarter or early in the third quarter of 2021. USD has secured the necessary financing, obtained all material permits and entered into fixed-price construction contracts regarding the construction of the project. USD’s patented DRU technology separates the diluent that has been added to the raw bitumen in the production process which meets two important market needs – it returns the recovered diluent for reuse in the Alberta market, reducing delivered costs for diluent, and it creates DRUbit™, a proprietary heavy Canadian crude oil specifically designed for rail transportation. DRUbit™ is crude oil or bitumen that has been returned to a more concentrated, viscous state that is classified as a non-hazardous, non-flammable commodity when transported by rail in Canada and the United States. DRUbit™ is a market access solution that will help satisfy demand for heavy Canadian crude oil on the U.S. Gulf Coast and in other markets at a cost that is economically competitive to the crude oil that is transported by pipeline. In addition, USD is constructing a new destination terminal in Port Arthur, Texas for the DRUbit™ that will be transloaded at our Hardisty origination terminal. Please refer to Part 1. Item 1A. Risk Factors—Our contracts subject us to renewal risks for a discussion of certain risks associated with these projects.
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
COVID-19 and Crude Oil Pricing Environment Update
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement worldwide. As a result, there have been significant reductions in demand for, and fluctuations in the prices of, crude oil, natural gas and natural gas liquids. In addition, in March 2020, members of the Organization of the Petroleum Exporting Countries and other oil producing countries including Russia, or OPEC+, failed to agree on oil production levels, which led to a substantial decline in oil prices and an increasingly volatile market. In March and April 2020, domestic oil and natural gas producers announced dramatic reductions or curtailments of their development programs, as well as plans to shut-in production. In April 2020, even though OPEC+ announced that it had reached an agreement to cut production by 9.7 million barrels per day, or Mmbpd, oil prices did not meaningfully increase. As concerns about domestic oil storage capacity being fully subscribed in May 2020 grew, on April 20, 2020, WTI oil futures priced at historic lows.
These events negatively impacted our customers and thereby limited our ability to grow our business during 2020. For example, as a result of the overall downturn in the crude market and the decline in the demand for petroleum products, in March 2020, we tested the goodwill associated with our Casper terminal for impairment, which resulted in an impairment loss. Declining demand for petroleum products could lead to delays or reductions of expected throughput levels and changes in expectations for current contracts in place at the Casper terminal. Refer to Part II. Item 8. Financial Statements and Supplementary Data, Note 9. Goodwill and Intangible Assets of this Report for further discussion of the impairment loss at the Casper terminal.
While the severity of the government-imposed restrictions in different regions and changes to consumer behavior have continued to evolve during the course of the pandemic, some economies started to reopen in the latter half of 2020. However, certain jurisdictions that began re-opening have returned to restrictions in light of increased numbers of new COVID-19 cases and new strains of the virus. Beginning in December 2020, several COVID-19 vaccines have received approval and have begun to be made available around the world. The timing of when the vaccines will be available for a majority of the world population remains uncertain, as there are several logistical and supply challenge issues that will have to be addressed. As such, there still remains considerable uncertainty about the ultimate impact and duration of the pandemic and its effects on the global economy.
Despite these uncertainties, recent efforts to reopen the economy have continued to lead to marginal increases in the demand for crude oil and petroleum products. As a result, crude oil prices have fully recovered and stabilized at pre-pandemic levels, as compared to the lower price levels that were present at the end of the first quarter and during the second quarter of 2020. As a result, as of the beginning of July 2020, producers in Canada and the U.S. started to bring back the temporary shut-in production from the first quarter of 2020, with mostly all of this production coming back online in Canada towards the end of 2020. Additionally, OPEC+ agreed in July 2020 to taper oil production cuts, which scaled back production cuts from 9.7 Mmbpd to 7.7 Mmbpd between August 2020 and January 2021. In January 2021, OPEC+ announced that it would increase production by 500,000 bpd, which would adjust the production reduction from 7.7 Mmbpd to 7.2 Mmbpd. This is consistent with what OPEC+ previously announced for January 2021 production. We believe that if the increases in demand for oil and natural gas continue, production levels will continue to trend higher during 2021. If demand and prices increase, the need for crude by rail export capacity from our terminals is also expected to increase. However, there still remains significant uncertainty given the unprecedented and evolving nature of the COVID-19 pandemic, and the extent of any increases in demand and price levels are difficult to predict.
The broader implications of COVID-19 and lower oil and natural gas prices on our results of operations and overall financial performance remain uncertain. We have implemented protocols and procedures designed to manage risk associated with the direct impact of COVID-19 on our operations. We have not experienced material disruptions to our operations or material increase in our cash expenses. Currently, we expect to have sufficient liquidity to operate our business and remain in compliance with the financial covenants under our credit agreement for at least the next twelve months following the filing of this report and we do not expect our customers to terminate existing contracts. However, if the pandemic continues for a further extended period of time and/or oil prices decrease to relatively low levels, these conditions may have an adverse effect on the Company’s results of future operations, financial position, and liquidity. Given the unprecedented and evolving nature of the COVID-19 pandemic and the state of the commodity markets, we continue to actively monitor their impact on our operations and financial condition. Refer to Item 1A. Risk Factors in this Annual Report on Form 10-K for further discussion of certain risks relating to the COVID-19 pandemic.
Given the uncertainty in the energy industry, as a proactive measure to strengthen our financial position and redeploy certain free cash flow to de-lever, the board of directors of our general partner elected in the first quarter of 2020 to reduce the quarterly distribution per unit declared by 70% as compared to the distribution for the fourth quarter of 2019. As a result, during the second, third and fourth quarters of 2020, we made net repayments towards reducing the outstanding balance of our Revolving Credit Facility totaling $27 million. Refer to Liquidity and Capital Resources—Cash Requirement—Distributions for further discussion.
Impact of Current Market Events
The amount by which the West Texas Intermediate, or WTI, price of crude oil exceeds the WCS price of crude oil, referred to as the WCS to WTI spread, is a driver of activity at our Hardisty terminal. The WCS to WTI spread was between $8-$15 per barrel during the fourth quarter of 2020 and averaged approximately $14 during the month of December 2020, which was slightly wider than the previous narrower spread levels experienced earlier in 2020. This wider spread was a result of production in Canada trending upwards towards levels that existed prior to the COVID-19 pandemic as discussed above. Consistent with the increase in supply, the demand for additional export capacity by customers of our Hardisty terminal in turn increased and as a result we experienced an increase in the average daily throughput during the fourth quarter of 2020 as compared to lower levels that existed in the second and third quarters at the Hardisty terminal. Going forward, we expect producers will continue to increase crude oil supply. Future WCS to WTI spreads recently published by Bloomberg for 2022 through 2024 average approximately $15 per barrel and reach approximately $17 per barrel towards the end of 2024. Given the current market conditions, as stated above, and as pipeline uncertainty remains, supply is expected to continue to be higher than pipeline takeaway capacity and as a result, the WCS to WTI spread should continue to support the need for a crude by rail egress solution. As this occurs, crude by rail volumes from Western Canada to the United States are expected to further increase during 2021. In January 2021, the Canadian Association of Petroleum Producers, or CAPP, announced that they are forecasting more than a $3 billion dollar increase in planned upstream oil and gas spending as compared to 2020 levels. Based on this forecasted increase in spending by producers in Canada and the forecasted WCS to WTI spread levels, we expect that throughput volumes at our Hardisty terminal will continue to trend upwards throughout 2021, from the low levels that existed during the second and third quarters of 2020.

Consistent with crude oil production in Canada trending towards levels that existed prior to the COVID-19 pandemic, in the fourth quarter of 2020, apportionment levels (representing the percentage of barrels nominated that were not shipped due to pipeline capacity constraints) on the primary heavy crude oil pipelines from Western Canada to the U.S. increased to an average of 22% and have continued to increase to approximately 53% in February 2021. Heavy Canadian crude oil supply levels have also increased due to winter pipeline specification changes, as required pipeline blending ratios are higher in the winter months. As such, apportionment is also expected to continue to increase due to this factor and as supply increases and lack of available pipeline takeaway capacity remains. Crude oil inventory levels increased by approximately 30% during the fourth quarter of 2020 as compared to levels at the end of the third quarter 2020, consistent with the increases in supply and apportionment levels previously discussed. Given the expectation of increases in supply and higher apportionment levels, we expect that inventory levels will continue to increase in the first quarter of 2021. There still remains significant uncertainty given the unprecedented and evolving nature of the COVID-19 pandemic, and the extent and duration of any increases in apportionment or inventory levels are difficult to predict, if such increases occur at all.
Another factor that may contribute to the use of rail to export crude oil from Canada to the U.S. is the significant regulatory and legal obstacles that pipeline projects and existing pipelines experience in the U.S. For example, in March 2020, the government of Alberta announced that it had reached an agreement to make a $1.5 billion equity investment in the Keystone XL crude oil pipeline project in 2020 followed by a $6 billion loan guarantee in 2021 in order to enable the completion of the project by 2023. However, in January 2021, the new U.S. President issued an executive action that revoked the permit for the Keystone XL pipeline. Additionally, the anticipated in-service date of Enbridge’s Line 3 Replacement project to upgrade and expand an existing pipeline delivering Western Canadian crude to U.S. markets has been delayed to the fourth quarter of 2021 and could face potential legal disputes. Current pipeline operators are also facing legal challenges to keep their pipelines in operation. The Dakota Access Pipeline is in the middle of a legal dispute to determine whether the pipeline can continue to operate without a key easement, although the pipeline can operate until a decision is made by federal courts. Enbridge’s Line 5 is also in jeopardy of being shut down as Michigan’s Governor has demanded that the pipeline be shut down by May 12, 2021. The Governor has revoked a 1953 Michigan easement that allowed Line 5 to pass through the bottom of the Straits of Mackinac. As environmental, regulatory and political challenges to increase pipeline export capacity remain, crude by rail exports will remain a valuable egress solution.
When producers in Western Canada bring back production, in the event relative WCS to WTI differentials make it economic to export crude oil, we expect demand for and utilization of our rail terminals to increase. This continues to remain uncertain and difficult to predict. In the long-term, we expect demand for rail capacity at our terminals to continue to increase over the next several years and potentially longer if proposed pipeline developments do not meet currently planned timelines and regulatory or other challenges to pipeline projects persist. Our Hardisty and Casper terminals, with established capacity and scalable designs, are well-positioned as strategic outlets to meet takeaway needs as Western Canadian crude oil supplies continue to exceed available pipeline takeaway capacity. Also, as discussed in more detail below, USD is pursuing long-term solutions to transport heavier grades of crude oil produced in Western Canada through the construction of the DRU at the Hardisty terminal. Additionally, we believe our Stroud Terminal provides an advantageous rail destination for Western Canadian crude oil given the optionality provided by its connectivity to the Cushing hub and multiple refining centers across the United States. Rail also generally provides a greater ability to preserve the specific quality of a customer’s product relative to pipelines, providing value to a producer or refiner. We expect these advantages, including our origin-to-destination capabilities, to continue to result in long-term contract extensions and expansion opportunities across our terminal network.
Alberta Government Update
Over the course of 2019 and part of 2020, the Alberta Government imposed limits on production of crude oil and bitumen. These limits were originally applicable through 2020. However, in late October 2020, the Alberta Government announced that it will not set production limits as of December 2020, however it will extend its regulatory authority to curtail oil production through December 2021. The Alberta Government has stated that it will closely monitor production, inventories, pipeline capacity and rail shipments. The Alberta Government could put production limits back in place, particularly if forecasts show storage inventories approaching maximum capacity.

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
USD is currently pursuing several development projects related to long-term solutions to transport heavier grades of crude oil produced in Western Canada, as well as projects related to the storage and the transportation of liquid hydrocarbons and biofuels. As the role of biofuels continues to expand in the clean energy transition, we and USD are committed to offering new capabilities and services across growing demand in clean fuels to include ethanol, renewable diesel and biodiesel. These development projects are expected to be supported by multi-year, take-or-pay agreements with strategic customers which would generate stable and predictable cash flows, as discussed in further detail below.
Opportunities Related to USD’s Diluent Recovery Unit Project
In December 2019, USD and Gibson jointly announced an agreement to construct and operate a diluent recovery unit, or DRU, near Hardisty, Alberta, Canada. A subsidiary of ConocoPhillips has contracted to process 50,000 barrels per day of inlet bitumen blend through the DRU to be shipped by Canadian Pacific Railway and Kansas City Southern Railway Company to the Port Arthur Terminal, or PAT, to be constructed by USD, on the U.S. Gulf Coast. Construction of the DRU and PAT have commenced and USD expects they will be placed into service late in the second quarter or early in the third quarter of 2021. USD and Gibson are currently in commercial discussions with other potential producer and refiner customers to secure additional long-term, take-or-pay agreements to support future expansions of capacity at the DRU.
USD’s patented DRU process is designed to separate the diluent that is added to raw bitumen in the production process in order to meet two important market needs – it returns the recovered diluent for reuse in the Alberta market, reducing delivered costs for diluent, and it creates DRUbit™, a proprietary heavy Canadian crude oil specifically designed for rail transportation. DRUbit™ is crude oil or bitumen that has been returned to a more concentrated, viscous state that is classified as a non-hazardous, non-flammable commodity when transported by rail in Canada and the U.S. DRUbit™ is a market access solution designed to satisfy demand for heavy Canadian crude oil on the U.S. Gulf Coast and in other markets at a cost that is economically competitive to the diluted bitumen crude oil that is transported by pipeline today.
Management believes that the successful completion of USD’s Hardisty DRU project will enhance the sustainability and quality of the Partnership’s cash flows by significantly increasing the average tenor of terminalling services agreements at our Hardisty Terminal. For example, upon successful completion of the Hardisty DRU project and construction of the Port Arthur destination terminal described below, the average remaining terms of our three terminalling services agreements with ConocoPhillips at the Hardisty Terminal will extend from less than 3 years to over 10 years (through mid-2031). We expect that future customers of the Hardisty DRU project will enter into similar long-term, more sustainable commitments for terminalling services at the Partnership’s Hardisty Terminal. USD’s interest in the Hardisty DRU project would also be available for possible acquisition by the Partnership, and would be subject to the Partnership’s right of first offer on USD’s assets pursuant to the Omnibus Agreement between USD and the Partnership, which extends through October 15, 2021.
As mentioned, USD is constructing a new destination terminal in Port Arthur, Texas for the DRUbit™ that will be transloaded at our Hardisty Terminal. USD’s Port Arthur Terminal, or PAT, will have the capability for rail unloading, barge dock loading and unloading, tank storage and blending and will be pipeline connected to Phillips 66’s Beaumont Terminal, providing customers access to a large network of refining and marine facilities. The facility will be set up to handle DRUbit™, Dilbit and a heavy Canadian conventional barrel and manage the blending of DRUbit™ into a marketable product for shippers. The marine and pipeline delivery options for blended products at the terminal will allow customers to enhance market flexibility and take advantage of cost advantaged delivery options. PAT will be served by the Kansas City Southern railroad and sits on exclusive rail infrastructure, providing seamless scheduling, operations, and communications resulting in ratable and reliable service. Within the

233-acre terminal footprint, there is ample waterfront and upland acreage that allows PAT expansion capabilities to accommodate any foreseeable demand.
We believe the PAT project is well positioned in a market poised for growth. The Port Arthur market is home to over 1.6 million barrels of refining capacity per the EIA and a growing petrochemical market. With ExxonMobil’s 250,000 barrel per day refinery expansion expected to be in service in 2023, and Motiva’s acquisition of the Flint Hills ethane cracker dovetailing into planned downstream expansions into the petrochemical market, Port Arthur’s heavily utilized midstream infrastructure can expect liquid volumes to increase.
Within the Port Arthur market, PAT will be well positioned to take advantage of these opportunities and other organic growth projects. Pipeline connectivity to the hub of Port Arthur’s liquids business provides an advantage through reduced costs to deliver crude locally relative to a barge alternative and will extend the market reach for customers of PAT. Customers of PAT will be able to deliver barrels by pipeline and water into Louisiana markets when the terminal goes into service. It is expected that customers of PAT will also be able to deliver into Houston in the future, as a pipeline connection project is currently under construction and is expected to be placed into service by 2022. USD’s Port Arthur Terminal would also be available for possible acquisition by the Partnership, and would be subject to the Partnership’s right of first offer on USD’s assets pursuant to the Omnibus Agreement between USD and the Partnership, which extends through October 15, 2021.
The timing and commencement of the DRU and Port Arthur projects will impact the amount of volume commitments at the Stroud Terminal. Upon the commencement of the DRU and Port Arthur projects prior to June 30, 2022, we expect the customer to elect to reduce the volume commitments at the Stroud Terminal attributable to the Partnership (and move commitments to the DRU) by one-third of the current commitment through June 30, 2022, at which point the agreement will terminate and there will be no renewal period. We also expect the customer to elect to fully terminate the volume commitments attributable to USDM. If the DRU and Port Arthur projects have not commenced prior to June 30, 2022, on a net basis after giving effect to the USDM volumes that will be assigned to the Partnership, the volume commitments at the Stroud Terminal attributable to the Partnership will remain the same and extend through June 30, 2024. Approximately one-third of the volume commitments attributable to USDM will also extend through June 30, 2024 and the remaining volume commitments attributable to USDM will terminate on June 30, 2022. Management believes that the lower utilization at the Stroud Terminal as a result of successful completion of the DRU project will be short-term in nature and will allow the Partnership the opportunity to offer terminalling services to other customers in need of access to the numerous markets connected to the Cushing oil hub.
Other Opportunities Related to Our Crude Oil Terminal Network
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
Hardisty Terminal
We have renewed and extended 100% of the capacity at our Hardisty Terminal through mid-2022, with approximately 73% extended through mid-2023 with customers under multi-year take-or-pay agreements. As previously discussed, upon the successful commencement of USD’s DRU and Port Arthur projects discussed above, approximately 32% of the Hardisty Terminal’s capacity will be automatically extended through mid-2031. We remain focused on renewing and extending our Hardisty agreements that expire in mid-2022 and mid-2023 on a multi-year take-or-pay basis. Additionally, if USD and Gibson are successful in securing an additional customer at the DRU, the capacity associated with such commitment will likely be contracted for transloading at the Hardisty Terminal on a long-term basis.

USDG, pursuant to its development rights at the Hardisty Terminal, completed the Hardisty South expansion (“Hardisty South”) in early 2019. The existing Hardisty Terminal, which is owned by us, has designed capacity for two unit trains per day, or approximately 150,000 barrels per day. Hardisty South, which is owned by USDG, added one and one-half unit trains per day, or approximately 112,500 barrels per day, of takeaway capacity to the terminal by modifying the existing loading rack and building additional infrastructure and trackage. We believe Hardisty South could present an attractive future acquisition opportunity for the Partnership pursuant to our existing right of first offer, should USDG propose to sell or transfer the asset before October 15, 2021.
Stroud Terminal
Our Stroud Terminal is a crude oil destination terminal in Stroud, Oklahoma, which we use to facilitate rail-to-pipeline shipments of crude oil from our Hardisty Terminal to the crude oil storage hub located in Cushing, Oklahoma. Our Stroud Terminal is the only rail facility connected to the Cushing storage hub, which provides for strategic and competitive advantages. The benchmark price in the domestic spot market for U.S. crude oil known as West Texas Intermediate, or WTI, is set at the Cushing hub. According to the EIA, the Cushing storage hub has approximately 76 million barrels of working storage capacity. There is also an expansive pipeline infrastructure that connects into and out of the Cushing hub. Because of the vast connectivity that Cushing offers, crude oil that is delivered into Cushing can then be delivered to either local refineries or it can be shipped to other markets such as the United States Gulf Coast, which is the largest refinery complex in the U.S. As such, we believe our Stroud Terminal provides an advantageous rail destination for Western Canadian crude oil given the optionality provided by its connectivity to the Cushing hub and multiple refining centers across the United States.
Approximately 50% of the Stroud Terminal’s current capacity is contracted under a multi-year, take-or-pay terminal services agreement between the Partnership and ConocoPhillips.
USDM has contracted the other 50% of the Stroud Terminal’s current capacity pursuant to the Marketing Services Agreement, or MSA, that was established at the time of the acquisition of the Stroud Terminal. Per the MSA, we granted USDM the right to market the capacity at the Stroud Terminal in excess of the capacity of our initial customer in exchange for a nominal per barrel fee. If the DRU project is not completed by June 30, 2022, then, pursuant to the MSA, certain commitment volumes at the Stroud Terminal attributable to USDM will be assigned to the Partnership, as discussed above.
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
Casper Terminal
Our Casper Terminal currently includes approximately 100,000 bpd of loading capacity and 900,000 barrels of tank storage capacity. The Casper Terminal receives inbound crude oil primarily through our dedicated direct pipeline connection from Enbridge’s Express pipeline, which is subsequently loaded onto unit or manifest trains.

The Casper Terminal executed an agreement with a multi-national, investment grade customer for an initial three-year term that commenced on September 1, 2018. The agreement contains take-or-pay terms for terminalling and storage services in connection with one storage tank, as well as fees associated with actual throughput volumes and other services. Pursuant to this agreement and to supplement rail loading options from the terminal, we constructed an outbound pipeline connection from the Casper Terminal to the nearby Platte Terminal located at the termination point of the Express pipeline, which was placed into service during December 2019. Upon the completion of the outbound pipeline in December 2019, the Partnership entered into a second terminalling services agreement that contains the same terms as the first agreement, but in connection with a separate storage tank with the customer. This second agreement expires in December 2022.

In December 2019, an existing customer of our Casper Terminal extended its terminalling services agreement that was to expire December 31, 2019, for an additional two years. This agreement was subsequently transferred to a third party marketing company in 2020. The agreement contains take-or-pay terms for storage services and variable fees associated with actual throughput volumes and other services.
In July 2019, Enbridge announced a program to increase the capacity of the Express pipeline by up to an additional 50,000 bpd with the use of drag reducing agent, or DRA, and additional pump stations. In late July 2020, Enbridge announced that it had placed 25,000 bpd of the additional capacity on its Express pipeline into service and plans to place the additional 25,000 bpd into service during 2021, which was extended from the previously expected in-service date of sometime during the first half of 2020. We anticipate that some of the additional volumes resulting from the increased capacity on the Express pipeline could be delivered to our Casper Terminal, as we believe outbound pipeline connections from the Express pipeline and nearby terminals are at or near full capacity.
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
In August 2019, our Sponsor’s Texas Deepwater development joint venture and Equilon Enterprises LLC d/b/a Shell Oil Products US, or SOPUS, completed a project to retrofit and refurbish the Deer Park Rail Terminal, or DPRT, on the Houston Ship Channel. The DPRT has the capability of loading up to 48 railcars per day, or approximately 33,000 barrels of refined products per day. The terminal is also capable of providing additional value-added services, including the ability of adding lubricity additives and red dye. The facility is equipped with two operational tanks with 50,000 barrels of total storage capacity, which will service the railcar loading rack at the terminal with direct pipeline connectivity to the Deer Park Refinery and the Colex Products Terminal. While the initial focus will be on loading diesel into railcars initially destined to Mexico and the Permian Basin, there may be a potential to further expand the DPRT by adding incremental storage capacity and rail loading capabilities to handle additional refined products.
According to the February 2021 short-term outlook published by the EIA, worldwide fuel consumption is estimated to have decreased by approximately 8.9 Mmbpd in 2020 compared to 2019 due to the COVID-19 pandemic and restrictions on economic activity. The EIA projects that worldwide fuel consumption will increase by 5.4 Mmbpd by 2021 compared to 2020, based on the expectation that global markets will start to recover. Recent industry developments highlight the Gulf Coast’s strategic importance within global energy markets and its ability to meet growing demand. Since the ban on exports of crude oil was lifted in 2015, exports of crude oil and petroleum products from PADD III on the Gulf Coast have increased from approximately 3.5 million bpd to approximately 7.1 million bpd in 2019, which represented approximately 84% of the total crude oil and petroleum products exported out of the U.S. during 2019. The EIA’s Annual Energy Outlook published in February 2021 in its base case forecasts that in the long-term the U.S. is expected to remain a net exporter of crude oil and petroleum products. The U.S. continues to be an integral part of global oil markets and a significant source of supply, despite uncertainty surrounding post-pandemic expectations for oil and natural gas demand. Our sponsor’s Texas Deepwater development will continue to pursue projects that position the terminal to take advantage of this macro trend, and participate heavily in export markets.
Our sponsor expects that these industry dynamics will contribute to growing demand for storage, staging, blending, export and other logistics services along the Gulf Coast, including at its Houston Ship Channel property. Accordingly, our sponsor is actively engaged in commercial negotiations with potential customers to provide export solutions for crude oil, refined products, petrochemicals and natural gas liquids. Any such development project would be wholly-owned by USD and its joint venture partner, and USD’s interest in the Texas Deepwater development joint venture would be subject to our existing right of first offer should USD propose to sell or transfer its ownership. If successfully commercialized and developed, and subsequently acquired by us, the Texas Deepwater development represents a meaningful opportunity to add complementary logistics assets that diversify our current network and have the potential to add additional high-quality take-or-pay agreements with terms beyond those related to our existing network.
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
We cannot assure you that USD will be able to develop or construct, or that we or USD will be able to acquire, any additional midstream infrastructure projects. Among other things, the ability of USD to further develop the Hardisty Terminal and Stroud Terminal, or any other project, and our ability to acquire such projects, will depend upon USD’s and our ability to raise additional equity and debt financing. We are under no obligation to make any offer, and USD and USDG are under no obligation to accept any offer we make, with respect to any asset subject to our right of first offer. Additionally, the approval of Energy Capital Partners is required for the sale of any assets by USD or its subsidiaries, including us (other than sales in the ordinary course of business), acquisitions of securities of other entities that exceed specified materiality thresholds and any material unbudgeted expenditures or deviations from our approved budgets. Energy Capital Partners may make these decisions free of any duty to us and our unitholders. This approval would be required for the potential acquisition by us of any projects to expand the Hardisty Terminal and Stroud Terminal, as well as any other projects or assets that USD may develop or acquire in the future or any third-party acquisition we may pursue independently or jointly with USD. Energy Capital Partners is under no obligation to approve any such transaction. Please refer to the discussion under Item 10. Directors, Executive Officers and Corporate Governance—Special Approval Rights of Energy Capital Partners regarding the rights of Energy Capital Partners. If we are unable to acquire any projects to expand the Hardisty Terminal and Stroud Terminal from USD, these expansion projects, once completed, may compete directly with our existing business for future throughput volumes, which may impact our ability to enter into new terminal services agreements, including with our existing customers, following the termination of our existing agreements, or the terms thereof, and our ability to compete for future spot volumes. Furthermore, cyclical changes in the demand for crude oil and other liquid hydrocarbons may cause USD, or us, to further re-evaluate any future expansion projects, including expansion of the Hardisty Terminal and Stroud Terminal.

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
Hardisty Terminal Services Agreements.    We have terminal services agreements with four high-quality, primarily investment grade counterparties or their subsidiaries: Cenovus Energy, Gibson, Suncor Energy, and ConocoPhillips. Substantially all of the terminalling capacity at our Hardisty Terminal is contracted under multi-

year, take-or-pay terminal services agreements subject to inflation-based escalators with a volume-weighted average remaining contract life of 2.5 years as of December 31, 2020. Assuming the successful completion of USD’s DRU project, as previously discussed, which will automatically extend approximately 32% of the Hardisty Terminal’s capacity through mid-2031, the volume-weighted average remaining contract life of our Hardisty Terminal increases to approximately 7.5 years as of December 31, 2020. All of our counterparties are obligated to pay a minimum monthly commitment fee for the capacity to load an allotted number of unit trains, representing a specified number of barrels per month. If a customer loads fewer unit trains than its allotted amount in any given month, that customer will receive a credit for up to12 months. This credit may be used to offset fees on throughput volumes in excess of the customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. We will receive a per-barrel fee on any volumes handled in excess of the customers’ allowed amount, to the extent the additional volume is not subject to the credit discussed above. If a force majeure event occurs, a customer’s obligation to pay us may be suspended, in which case the length of the contract term will be extended by the same duration as the force majeure event.
Stroud Terminal Services Agreements.    Concurrent with our acquisition of the Stroud Terminal, we entered into a multi-year, take-or-pay terminalling services agreement with ConocoPhillips for the use of approximately 50% of the available capacity at the Stroud Terminal. The term of the initial agreement concluded on June 30, 2020 and was extended through June 2024, which is subject to certain early termination rights depending on the commencement of our Sponsor’s DRU project, as previously discussed. Our customer is obligated to pay a minimum monthly commitment fee and can load an allotted number of barrels per month. If our customer loads fewer barrels than its allotted amount in any given month, the customer receives a credit for up to 12 months. This credit may be used to offset fees on throughput volumes in excess of our customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. We will receive a per-barrel fee on any volumes handled in excess of our customer’s allotted amount, to the extent the additional volume is not subject to the credit discussed above.
We also entered into the MSA with USDM, as discussed above, whereby we granted USDM the right to market the capacity at the Stroud Terminal in excess of the capacity of our initial customer in exchange for a nominal per barrel fee. Upon expiration of our contract with the initial Stroud customer in June 2020, the same marketing rights now apply to all throughput at the Stroud Terminal in excess of the throughput necessary for the Stroud Terminal to generate Adjusted EBITDA that is at least equal to the average monthly Adjusted EBITDA derived from the initial Stroud customer during the 12 months prior to expiration.
    Casper Terminal Services Agreements.    Our Casper Terminal includes terminalling services agreements with a high quality, investment grade multi-national customer and with a marketer customer. The multi-year agreements with these customers contain take-or-pay terms for terminalling and storage services and variable fees associated with actual throughput volumes and other services.
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
Fleet Services
We provide our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons and biofuels by rail on multi-year, take-or-pay terms under master fleet services agreements for initial periods ranging from five to nine years. We do not own any railcars. As of December 31, 2020, our railcar fleet consisted of 1,432 railcars, which we leased from various railcar manufacturers and financial entities, including 1,058 C&I railcars. We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 1,232 of the railcars to other parties, but we have retained certain rights and obligations with respect to the servicing of these railcars. Substantially all of our current railcar fleet is dedicated to customers of our Hardisty Terminal. Our master fleet services agreements have a weighted-average remaining contract life of 1.5 years as of December 31, 2020. At the end of June 2020, leases on 250 railcars were assigned directly to our customers. Additionally, effective February 1, 2021, leases on 999 railcars were assigned directly to one of our customers. The agreements on an additional 233 railcars expired at the end of February 2021. We do not expect the assignments or expirations to have a material impact on our business, cash flows or results of operations.
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
Also, we have historically assisted our customers with procuring railcars to facilitate their use of our terminalling services. Our wholly-owned subsidiary USD Rail LP has historically entered into leases with third-party manufacturers of railcars and financial firms, which it has then leased to customers. Although we expect to continue to assist our customers in obtaining railcars for their use transporting crude oil to or from our terminals, we do not intend to continue to act as an intermediary between railcar lessors and our customers as our existing lease agreements expire, are otherwise terminated, or are assigned to our existing customers. Should market conditions change, we could potentially act as an intermediary with railcar lessors on behalf of our customers again in the future.

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
Adjusted EBITDA and Distributable Cash Flow
We define Adjusted EBITDA as “Net cash provided by operating activities” adjusted for changes in working capital items, interest, income taxes, foreign currency transaction gains and losses, and other items which do not affect the underlying cash flows produced by our businesses. Adjusted EBITDA is a non-GAAP, supplemental financial measure used by management and external users of our financial statements, such as investors and commercial banks, to assess:
•our liquidity and the ability of our business to produce sufficient cash flows to make distributions to our unitholders; and
•our ability to incur and service debt and fund capital expenditures.
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
•the excess cash flows being retained for use in enhancing our existing business; and
•the sustainability of our current distribution rate per unit.
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
The following table sets forth a reconciliation of Net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by operating activities	$45,814	$38,442	$45,129
Add (deduct):
Amortization of deferred financing costs	(829)	(1,072)	(866)
Deferred income taxes	973	(79)	3,971
Changes in accounts receivable and other assets	3,052	2,895	(815)
Changes in accounts payable and accrued expenses	1,045	604	639
Changes in deferred revenue and other liabilities	(5,217)	(6,066)	196
Interest expense, net	8,895	11,936	11,356
Provision for (benefit from) income taxes	(41)	662	(2,669)
Foreign currency transaction loss (gain) (1)	267	365	(14)
Non-cash deferred amounts (2)	1,637	2,809	(205)
Adjusted EBITDA	55,596	50,496	56,722
Add (deduct):
Cash paid for income taxes (3)	(324)	(1,206)	(814)
Cash paid for interest	(8,593)	(11,775)	(10,038)
Maintenance capital expenditures	(171)	(216)	(201)
Distributable cash flow	$46,508	$37,299	$45,669

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
(3)    Includes the net effect of tax refunds of $480 thousand received in the third quarter of 2020 associated with carrying back U.S. net operating losses incurred during 2020 and prior periods allowed for by the provisions of the CARES Act.
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
Hardisty and Stroud Terminals Customer Contract Renewals
During 2019, we successfully re-contracted the remaining available capacity of our Hardisty Terminal with multi-year take-or-pay agreements with investment grade customers. To date, we have renewed and extended 100% of the capacity at our Hardisty Terminal through mid-2022, with approximately 73% extended through mid-2023 with customers under multi-year take-or-pay agreements. Upon the successful completion of USD’s DRU project previously discussed, approximately 32% of the Hardisty Terminal’s capacity will be automatically extended through mid-2031. Certain of our terminalling services agreements at our Hardisty terminal that expire in mid-2023 include a tiered rate structure that includes rate decreases that occur annually on July 1st of each year throughout the term of the agreement. Additionally, due to the significantly longer contract tenor of the terminalling services agreements associated with the DRU volumes, contracted rates on an annual basis will be lower as compared to historical, shorter-term, agreements, but support a higher net present value to the Partnership and a more predictable cash flow profile. We remain focused on renewing, extending or replacing our agreements at Hardisty that expire in mid-2022 and mid-2023 with new, multi-year take or pay commitments, including, if USD and Gibson are successful in securing additional customers at the DRU, on a long-term basis similar to the existing DRU customer. In addition, we successfully re-contracted the capacity at our Stroud Terminal that was set to expire in June 2020 with a term that extends through June 2024. However, upon the successful completion of USD’s DRU project, our Stroud customer will have the right to terminate a portion of this agreement immediately and the remainder in June 2022, as previously discussed. Management believes that the lower utilization at the Stroud Terminal as a result of successful completion of the DRU project will be short-term in nature, and will allow the Partnership the opportunity to offer terminalling services to other customers that may be in need of access to the numerous markets connected to the Cushing oil hub.

Potential Impact of Hardisty and Stroud Deficiency Credit Usage by Our Customers
As previously discussed, customers of our Hardisty and Stroud terminals are obligated to pay a minimum monthly commitment fee for the capacity to load an allotted number of unit trains, representing a specified number of barrels per month. If a customer loads fewer unit trains than its allotted amount in any given month, that customer will receive a credit for up to 12 months, also referred to as a deficiency credit. This credit may be used to offset fees on throughput volumes in excess of the customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. As of late January 2021, based on current circumstances and conversations with our customers, we reasonably expect that customers of our Hardisty and Stroud terminals plan to use some of their accrued deficiency credits during 2021. As such, we will be required to defer the recognition of the revenue associated with the expected usage of the deficiency credits during 2021 until either the deficiency credit has been used or the likelihood of the credit’s usage has been deemed remote. Additionally, we could incur incremental costs associated with loading the additional trains for our customers if they do use their accrued deficiency credits, but such costs are not expected to be material.
Casper Terminal Customer Contract Renewals and Expirations
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

Supply and Demand for Crude Oil and Refined Products
The volume of crude oil and biofuels that we handle at our terminals and the number of railcars for which we provide and perform railcar-specific fleet services ultimately depends on refining and blending margins. Refining and blending margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products. These prices are affected by numerous factors beyond our control, including the global supply and demand for crude oil and gasoline and other refined products. The supply of crude oil will depend on numerous factors, including commodity pricing, improvements in extractive technology, environmental regulation and other factors. We believe that our Adjusted EBITDA and DCF will not be affected in the near term due to our multi-year, take-or-pay terminal services agreements. However, our ability to grow through expansion or acquisitions and our ability to renew or extend our terminalling services agreements could be affected by a long-term reduction in supply or demand.
Customer Contracts
Our business is subject to the risk that we may not be able to renew, extend or replace our customer contracts as their terms expire. During 2019, we renewed and extended multiple terminalling services agreements at the Hardisty Terminal and Stroud Terminal with existing customers for terms that are generally improved from the original agreements. Additionally, although all legacy contracts at our Casper Terminal terminated, we have partially replaced these agreements with arrangements that we have negotiated with new customers. While the legacy contracts provided for minimum volume commitments, the new agreements provide for committed storage fees and variable fees associated with actual throughput volumes. With regards to the terminalling service agreement at our Stroud Terminal, our Stroud customer will have the right to terminate a portion of their agreement immediately and the remainder in June 2022, upon the successful completion of USD’s DRU project, as previously discussed. Management believes that the lower utilization at the Stroud Terminal as a result of successful completion of the DRU project will be short-term in nature, and will allow the Partnership the opportunity to offer terminalling services to other customers that may be in need of access to the numerous markets connected to the Cushing oil hub. Refer to the discussion above under the heading General Trends and Outlook for information regarding customer contract renewals and expirations and changes in fee structures. For a discussion of the risks associated with our ability to renew, extend or replace customer contracts, see Item 1A. Risk Factors—Our contracts subject us to renewal risks.
Regulatory Environment
Our operations are subject to federal, state, and local laws and regulations relating to the protection of health and the environment, including laws and regulations that govern the handling of liquid hydrocarbons and biofuels. Additionally, we are subject to regulations governing railcar design and evolving regulations pertaining to the shipment of liquid hydrocarbons and biofuels by rail as discussed in greater detail in Item 1. Business—Impact of Regulation. Similar to other industry participants, compliance with existing environmental laws and regulations, as well as those that may be added in the future, could increase our overall cost of doing business. Such costs, include the costs we incur to construct, maintain, operate and upgrade equipment and facilities, or the costs of our customers, which may reduce the attractiveness of rail transportation. Our master fleet services agreements generally obligate our customers to pay for modifications and other required repairs to our leased and managed railcar fleet. However, we cannot assure that we will be able to successfully pass all such regulatory costs on to our customers. While changes in these laws and regulations could indirectly affect our results of operations, financial condition and cash flows, we believe that consumers of our services place additional value on utilizing established and reputable third-party providers to satisfy their rail terminalling and logistics needs, which may allow us to increase market share relative to customer-owned operations or smaller operators that lack an established track record of safety and regulatory compliance.
Acquisition Opportunities
We plan to continue to pursue strategic acquisitions of energy-related logistics assets from both USD and third parties that will provide attractive returns to our unitholders, including facilities that provide for storage and transportation of liquid hydrocarbons and biofuels. We intend to leverage our industry relationships and market knowledge to successfully execute on such opportunities, which we may pursue independently or jointly with USD. We have entered into the Omnibus Agreement with USD and USDG, pursuant to which USDG has granted us a right of first offer on any midstream infrastructure assets that they may develop, construct, or acquire until October 15, 2021, seven years after the closing of our IPO. Additional information regarding our growth opportunities is discussed in Growth Opportunities for our Operations and information regarding the Omnibus Agreement is presented in Note 13. Transactions with Related Parties—Omnibus Agreement of Item 8. Financial Statement and Supplementary Data. We cannot assure you that USD will be able to develop or construct, or that we or USD will be able to acquire, any other midstream infrastructure projects, including any projects to expand the Hardisty Terminal and Stroud Terminal. Among other things, the ability of USD to further develop the Hardisty Terminal and Stroud Terminal, or any other project, and our ability to acquire such projects, will depend upon USD’s and our ability to raise additional equity and debt financing. We are under no obligation to make any offer, and USD and USDG are under no obligation to accept any offer we make, with respect to any asset subject to our right of first offer. Additionally, the approval of Energy Capital Partners is required for the sale of any assets by USD or its subsidiaries, including us (other than sales in the ordinary course of business), acquisitions of securities of other entities that exceed specified materiality thresholds and any material unbudgeted expenditures or deviations from our approved budget. Energy Capital Partners may make these decisions free of any duty to us and our unitholders. This approval would be required for the potential acquisition by us of any projects to expand the Hardisty Terminal and Stroud Terminal, as well as any other projects or assets that USD may develop or acquire in the future or any third-party acquisition we may pursue independently or jointly with USD. Energy Capital Partners is under no obligation to approve any such transaction. Additional discussion of the special approval rights of Energy Capital Partners is included in Item 10. Directors, Executive Officers and Corporate Governance—Special Approval Rights of Energy Capital Partners. If we are unable to acquire any projects to expand the Hardisty Terminal and Stroud Terminal from USD, which USD retained the right to develop and operate, these projects may compete directly with our current terminal assets for future throughput volumes. As a result, our ability to enter into new terminal services agreements, or to renew such agreements with our existing customers, following the termination of our existing agreements or the terms thereof and our ability to compete for future spot volumes could be affected. Furthermore, cyclical changes in the demand for crude oil and other liquid hydrocarbons may cause USD or us to reevaluate any future expansion projects, including any projects to expand the Hardisty Terminal and Stroud Terminal. Lastly, if we do not make acquisitions on economically beneficial terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our results of operations and cash flows.
Interest Rate Environment
The interest rates available in U.S. and international credit markets remain near historic lows. This could affect our future ability to access the credit markets to fund our future growth. Additionally, as with other yield-oriented securities, our unit price could be affected by the level of our cash distributions and the associated implied distribution yield. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and, as such, a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity, or increase the cost of issuing equity. However, we expect that our cost of capital would remain competitive, as our competitors would face similar circumstances. We have entered into an interest rate swap contract to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. The swap contract establishes a fixed LIBOR value for our debt of 0.84%. Refer to Note 18. Derivative Financial Instruments of Item 8. Financial Statement and Supplementary Data in this Report for more information on our interest rate swap.
Unit Based Compensation
We incur unit based compensation expenses associated with the Phantom Units granted to directors, officers and employees of our sponsor pursuant to the A/R LTIP. We recognize the expense associated with the outstanding Phantom Units ratably over its requisite service period. For more information related to our A/R LTIP including total compensation expense not yet recognized refer to Note 20. Unit Based Compensation of Item 8. Financial Statements and Supplementary Data of this Annual Report.

Factors Affecting the Comparability of Our Financial Results
The comparability of our current financial results in relation to prior periods are affected by the factors described below.
Casper Terminal Customer Contract Expirations and Goodwill Impairment
Our last legacy terminalling services agreement at our Casper Terminal expired at the end of August 2019 and was not renewed or extended. The expired agreement contributed $9.3 million to our “Terminalling Services” revenue and $6.5 million of Adjusted EBITDA during the twelve months preceding the expiration of the agreement. Additionally, a legacy customer of our Casper Terminal, whose terminal services agreement with us expired in October 2018, extended until December 2018, and did not renew. The expired agreement contributed $7.3 million to our “Terminalling services” revenue and $5.6 million of Adjusted EBITDA during the twelve months preceding termination of the agreement. Also, one of our initial legacy terminalling services agreements expired in late August 2017. The expired agreement contributed $15.0 million to our “Terminalling services” revenue and $12.0 million of Adjusted EBITDA during the twelve months preceding expiration of the agreement. Furthermore, in March 2020, we tested the goodwill associated with our Casper Terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reductions of expected throughput levels and changes in expectations for current contracts in place at the Casper Terminal. As a result of our impairment testing, we recognized an impairment loss of $33.6 million for the year ended December 31, 2020.
Income Tax
In June 2019, the Canadian Province of Alberta enacted a tax rate decrease that reduced the tax rate on business income from the previous rate of 12% to an ultimate rate of 8% effective for 2022. The reduction in the tax rate on business income was to be phased in over three years beginning with a reduction to an 11% rate effective July 1, 2019, with further reductions of 1% in each successive year until it reached 8% on January 1, 2022. In December 2020, the Alberta government passed legislation accelerating the change to 8% to be effective as of July 1, 2020. As a result, the Alberta tax rate on business income for Alberta businesses in 2020 is 9%, representing a blended rate of 10% from January 1, 2020 through June 30, 2020 and 8% from July 1, 2020 through December 31, 2020.
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
As a result of these CARES Act changes, for the year ended December 31, 2020, we recognized a current tax benefit of $536 thousand for a claimable tax refund by carrying back to 2015 and 2017 U.S. net operating losses incurred in 2018, 2019, and 2020. We also recognized a one-time deferred tax expense of $46 thousand in the first quarter of 2020 due to the net effect of utilizing all U.S. net operating loss deferred tax assets and releasing the corresponding U.S. valuation allowance as of December 31, 2019. The tax impacts of the CARES Act were computed with the best available information, and will be adjusted after the 2020 U.S. tax return is finalized. However, we do not expect these adjustments to result in a material change to the tax provision in future periods.
Cash Distributions
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.2875 per unit ($1.15 per unit on an annualized basis) on all of our units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis. The amount of distributions we pay under our cash distribution policy and the decision to make any distributions are determined by our general partner. We intend to pay distributions no later than 60 days after the end of each quarter. Given the uncertainty in the energy industry, as a proactive measure to strengthen our financial position and redeploy certain free cash to de-lever, the board of directors of our general partner elected in the first quarter of 2020 to reduce the quarterly distribution per unit declared by 70% as compared to the distribution for the fourth quarter of 2019. For the quarter ended December 31, 2020, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.111 per unit ($0.444 per unit on an annualized basis) on all of our units, which we paid on February 19, 2021 to unitholders of record at the close of business on February 10, 2021.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to aid in resource allocation decisions and to assess operational performance.
The following table summarizes our operating results by business segment and corporate charges for each of the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Operating income (loss)
Terminalling services	$3,875	$32,334	$41,766
Fleet services	73	20	(723)
Corporate and other	(11,611)	(11,721)	(11,594)
Total operating income (loss)	(7,663)	20,633	29,449
Interest expense	8,932	12,006	11,358
Loss (gain) associated with derivative instruments	3,896	1,420	(374)
Foreign currency transaction loss (gain)	267	365	(14)
Other expense (income), net	(903)	(336)	16
Provision (benefit) from income taxes	(41)	662	(2,669)
Net income (loss)	$(19,814)	$6,516	$21,132
Summary Analysis of Operating Results
Year ended December 31, 2020 compared to the year ended December 31, 2019
Changes in our operating results for the year ended December 31, 2020, as compared with our operating results for the year ended December 31, 2019, were primarily driven by:
•activities associated with our terminalling services business including:
–higher revenues resulting from rates on certain of our terminalling services agreements at our Hardisty Terminal that became effective July 1, 2019;
–higher revenues associated with revenue that was recognized in 2020 that we previously deferred associated with the make-up right options we granted to customers of our Hardisty Terminal;
–higher revenues due to higher rates at our Stroud Terminal during the last half of 2020 that are based on crude oil pricing index differentials;
–lower operating income resulting from the conclusion of contracts at our Casper Terminal in August 2019 and lower subcontracted rail service costs due to lower throughput; and
–higher operating costs resulting from a non-cash impairment of the goodwill associated with our Casper Terminal due to current economic conditions as a result of the COVID-19 pandemic, the overall downturn in the crude market and the decline in the demand for petroleum products.
•a decrease in interest expense due to lower weighted average interest rates;
•non-cash losses associated with declines in the fair value of our interest rate derivatives resulting from decreases in the forward interest rate index upon which the derivative values are based; and
•an increase in our benefit from income taxes associated with our fleet services segment primarily related to net operating loss carrybacks made available by provisions in the CARES Act, coupled with a tax recovery on the Canadian tax filings associated with an adjustment in the appropriate taxable economic return from our Hardisty Terminal. This benefit was partially offset by a provision for income taxes associated with our terminalling services segment resulting from the recognition of previously deferred income for Canadian tax purposes at our Hardisty terminal recognized in 2020.
A more comprehensive discussion regarding our results of operations and financial condition for the year ended December 31, 2020 compared to the year ended December 31, 2019 is presented below. A discussion regarding our financial condition and results of operation for the year ended December 31, 2019 as compared with the year ended December 31, 2018 can be found under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020, which is available free of charge on the SEC’s website at www.sec.gov and on our website at www.usdpartners.com.

RESULTS OF OPERATIONS - BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands, except Bpd)
Revenues
Terminalling services	$114,084	$106,753	$110,215
Freight and other reimbursables	744	1,171	1,443
Total revenues	114,828	107,924	111,658
Operating costs
Subcontracted rail services	10,845	14,777	13,785
Pipeline fees	23,862	20,971	21,679
Freight and other reimbursables	744	1,171	1,443
Operating and maintenance	14,650	11,848	6,375
Selling, general and administrative	5,767	6,159	5,507
Goodwill impairment loss	33,589	—	—
Depreciation and amortization	21,496	20,664	21,103
Total operating costs	110,953	75,590	69,892
Operating income	3,875	32,334	41,766
Foreign currency transaction loss (gain)	188	(90)	138
Other expense (income), net	(891)	(324)	16
Provision for (benefit from) income taxes	453	634	(2,709)
Net income	$4,125	$32,114	$44,321
Average daily terminal throughput (Bpd)	72,740	119,566	112,289

Year ended December 31, 2020 compared to the year ended December 31, 2019
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $6.9 million to $114.8 million for the year ended December 31, 2020, as compared with $107.9 million for the year ended December 31, 2019. This increase was due to increased revenue at our Hardisty Terminal resulting from revenue recognized during 2020 for contracted capacity that exceeded the transloading capacity of the terminal pursuant to an agreement that commenced in July 2019. This revenue was offset by additional operating costs incurred pursuant to an agreement with a related party for providing terminalling services for the additional capacity on our behalf at the same rate, on a per barrel basis, that we received as revenue in 2020. Higher rates included in some of our terminalling services agreements that became effective July 1, 2019 at our Hardisty Terminal due to our re-contracting efforts and increased rates in some of our contracts for the last half of 2020 also contributed to the increase in revenues. Additionally, we recognized revenue in 2020 that we previously deferred associated with the make-up right options we granted to customers of our Hardisty Terminal, as the likelihood that the make-up right options would be utilized in future periods was deemed remote and the make-up right options have now expired. In addition to the increases in revenue that were attributable to our Hardisty Terminal, we also had increased revenue at our Stroud Terminal in the last half of 2020 due to higher rates that are based on crude oil pricing index differentials. These increases in revenues were partially offset by lower revenue at our Casper Terminal resulting from the conclusion of a customer agreement in August 2019.
Our average daily terminal throughput decreased 46,826 bpd to 72,740 bpd for the year ended December 31, 2020, as compared with 119,566 bpd for the year ended December 31, 2019. Our throughput volumes decreased primarily due to a decrease in demand for export capacity by customers of our Hardisty Terminal that occurred during the second quarter of 2020 and continued throughout 2020, a portion of which drives the demand for deliveries to our Stroud Terminal and its connection to the Cushing oil hub. The decreased demand associated with our Hardisty Terminal resulted from the narrowed WCS to WTI pricing spreads during the last nine months of 2020, primarily as a result of the decline in global oil demand, as described in Overview and Recent Developments—Market Update—COVID-19 and Crude Oil Pricing Environment Update. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services.
Our terminalling services revenue for the year ended December 31, 2020, would have been $0.8 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the year ended December 31, 2020, was the same as the average exchange rate for the year ended December 31, 2019. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7463 for the year ended December 31, 2020 as compared with 0.7538 for the year ended December 31, 2019.
Operating Costs
The operating costs of our Terminalling services segment increased $35.4 million to $111.0 million for the year ended December 31, 2020, as compared with $75.6 million for the year ended December 31, 2019. The increase is primarily attributable to an impairment of our goodwill recognized in the first quarter of 2020 at our Casper Terminal due to current economic conditions, an increase in operating and maintenance costs, higher pipeline fees and increased depreciation and amortization, partially offset by lower subcontracted rail services costs.
Our terminalling services operating costs for the year ended December 31, 2020, would have been $0.4 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the year ended December 31, 2020, was the same as the average exchange rate for the year ended December 31, 2019.
Subcontracted rail services. Our costs for subcontracted rail services decreased $3.9 million to $10.8 million for the year ended December 31, 2020, as compared with the year ended December 31, 2019, primarily due to the reduced throughput at our terminals that occurred during the last nine months of 2020, as discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty Terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty Terminal less direct operating costs. Our pipeline fees increased $2.9 million to $23.9 million for the year ended December 31, 2020, as compared with $21.0 million for the year ended December 31, 2019, primarily due to higher revenues at our Hardisty Terminal. Additionally, we recognized pipeline fees during the year ended December 31, 2020, associated with revenue that we previously deferred associated with the make-up right options we granted to customers of our Hardisty Terminal, since the likelihood that the make-up right options would be utilized in future periods was deemed remote and the make-up right options have now expired.

Operating and maintenance. Operating and maintenance expense increased $2.8 million to $14.7 million for the year ended December 31, 2020, as compared with the year ended December 31, 2019. The increased operating and maintenance expenses are primarily due to expenses incurred pursuant to an agreement that commenced in July 2019 with a related party for providing terminalling services on our behalf to a customer of our Hardisty Terminal for contracted capacity that exceeds the current transloading capacity available at our Hardisty Terminal. These costs represent the same rate, on a per barrel basis, that we received as revenue from our third-party customer.
Goodwill impairment loss. In March 2020, we tested the goodwill associated with our Casper Terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products. As a result of our impairment testing, we recognized an impairment loss of $33.6 million for the year ended December 31, 2020. Refer to Item 8. Financial Statements and Supplementary Data, Note 1. Organization and Description of Business and Note 9. Goodwill and Intangible Assets of this report for further discussion.
Depreciation and amortization. Depreciation and amortization expense increased $0.8 million to $21.5 million for the year ended December 31, 2020, as compared with $20.7 million for the year ended December 31, 2019. The increase is primarily due to a revised estimate of our asset retirement obligations, or ARO, that decreased depreciation and amortization expense by $0.6 million in the first quarter of 2019 associated with our decommissioned San Antonio Rail Terminal as compared to a revised ARO estimate that decreased depreciation and amortization by only $0.2 million during the second quarter of 2020 associated with the same terminal, coupled with an increase in depreciation associated with the outbound pipeline at our Casper Terminal that was placed into service in December 2019.
Other Expenses (Income)
Other expense (income), net. Other expense (income), net increased $0.6 million to $0.9 million for the year ended December 31, 2020, as compared with $0.3 million for the year ended December 31, 2019. This increase is primarily attributable to income that we earned in 2020 as an incentive for railcar movements of a customer at our Hardisty Terminal associated with new railroad incentive agreements.
Provision for (benefit from) income taxes. Our Canadian operations are conducted through entities that are subject to Canadian federal and Alberta provincial income taxes. The Canadian federal income tax on business income is currently 15%. In June 2019, the Canadian province of Alberta enacted a tax rate decrease that reduced the tax rate on business income from the previous rate of 12% to an ultimate rate of 8% effective for 2022. The reduction in the tax rate on business income was to be phased in over three years beginning with a reduction to a rate of 11% effective July 1, 2019, with further reductions of 1% in each successive year until it reached 8% on January 1, 2022. However, in December 2020, the Alberta government passed legislation accelerating the change to 8% to be effective as of July 1, 2020. As a result, the effective tax rate on business income for Alberta businesses in 2020 is 9%, representing a blended rate of 10% from January 1, 2020 through June 30, 2020 and 8% from July 1, 2020 through December 31, 2020.
We recognize income tax expense in our consolidated financial statements based upon enacted rates in effect for the periods presented. As such for the year ended December 31, 2020, income tax expense for our Canadian operations is determined based upon the combined federal and provincial income tax rate of 24%, representing a 15% federal income tax rate and a 9% provincial income tax rate. For the year ended December 31, 2019, income tax expense of our Canadian operations was determined based on the combined federal and provincial income tax rate of 26.5%. The combined income tax rate of 23%, representing a 15% federal income tax rate and an 8% provincial income tax rate, was used to compute the deferred income tax benefit, representing the impact of temporary differences that are expected to reverse in the future.
Our income taxes for the Terminalling services segment decreased by $0.2 million to $0.5 million for the year ended December 31, 2020, as compared with the year ended December 31, 2019. The decrease resulted primarily from a benefit recognized in the third quarter of 2020 associated with the 2019 Canadian tax filings and an adjustment to the appropriate economic return from the Hardisty Terminal, partially offset by a provision for income taxes associated with our terminalling services segment resulting from the recognition of previously deferred income for Canadian tax purposes at our Hardisty terminal recognized in 2020.
FLEET SERVICES
The following table sets forth the operating results of our Fleet services business for the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenues
Fleet leases	$3,935	$3,935	$3,935
Fleet services	1,113	1,118	1,483
Freight and other reimbursables	167	679	2,150
Total revenues	5,215	5,732	7,568
Operating costs
Freight and other reimbursables	167	679	2,150
Operating and maintenance	4,096	4,069	4,820
Selling, general and administrative	879	964	1,321
Total operating costs	5,142	5,712	8,291
Operating income (loss)	73	20	(723)
Foreign currency transaction loss (gain)	1	9	(14)
Other income, net	(7)	—	—
Provision for (benefit from) income taxes	(494)	28	43
Net income (loss)	$573	$(17)	$(752)
Year ended December 31, 2020 compared to the year ended December 31, 2019
Operating Results
Revenues from our Fleet services segment decreased $0.5 million to $5.2 million for the year ended December 31, 2020, as compared to $5.7 million for the year ended December 31, 2019. The decrease in revenue was primarily attributable to fewer customer reimbursements to us for freight and other reimbursables charges that we have incurred on their behalf. The decrease in Freight and other reimbursables revenue was exactly offset by a corresponding decrease in Freight and other reimbursables operating costs for the same reason.
Our benefit for income taxes in the Fleet services segment increased $0.5 million to a benefit of $0.5 million for the year ended December 31, 2020, as compared with a provision of $28 thousand for the year ended December 31, 2019. This increase in benefit is due to a provision in the CARES Act that allows U.S. net operating losses incurred in tax years 2018, 2019, or 2020 to be carried back to the preceding five years and generate a tax refund. Under prior guidance, these net operating losses could only be carried forward.
Historically we have assisted our customers with procuring railcars to facilitate their use of our terminalling services. Our wholly-owned subsidiary USD Rail LP has historically entered into leases with third-party manufacturers of railcars and financial firms, which it has then leased to customers. Although we expect to continue to assist our customers in obtaining railcars for their use transporting crude oil to or from our terminals, we do not intend to continue to act as an intermediary between railcar lessors and our customers as our existing lease agreements expire, are otherwise terminated, or are assigned to our existing customers. Should market conditions change, we could potentially act as an intermediary with railcar lessors on behalf of our customers again in the future.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Operating costs
Selling, general and administrative	$11,611	$11,721	$11,594
Operating loss	(11,611)	(11,721)	(11,594)
Interest expense	8,932	12,006	11,358
Loss (gain) associated with derivative instruments	3,896	1,420	(374)
Foreign currency transaction loss (gain)	78	446	(138)
Other income, net	(5)	(12)	—
Benefit from income taxes	—	—	(3)
Net loss	$(24,512)	$(25,581)	$(22,437)
Year ended December 31, 2020 compared to the year ended December 31, 2019
Costs associated with our corporate activities decreased by $1.1 million to $24.5 million for the year ended December 31, 2020, as compared to $25.6 million for the year ended December 31, 2019. Our interest expense costs decreased $3.1 million to $8.9 million for the year ended December 31, 2020, as compared to $12.0 million for the year ended December 31, 2019 primarily due to a decrease in interest expense that resulted from a decrease in the interest rates we were charged under our Credit Agreement. A higher non-cash loss of $3.9 million on our interest rate derivative for the year ended December 31, 2020, partially offset the decrease in interest expense, as compared to the loss of $1.4 million for the year ended December 31, 2019. In September 2020, we terminated our existing interest rate collar and simultaneously entered into a new interest rate swap that was made effective as of August 2020. In lieu of settling the liability value of the existing interest rate collar agreement of $3.5 million that existed at the time the agreement was terminated, the value of the liability was rolled into the fixed rate of the new interest rate swap agreement. The new interest rate swap is a five-year contract with a $150 million notional value that fixes our one-month LIBOR to 0.84% for the notional value of the swap agreement instead of the variable rate that we pay under our Credit Agreement. The swap settles monthly through the termination date in August 2025.

LIQUIDITY AND CAPITAL RESOURCES
Our principal liquidity requirements include:
•financing current operations;
•servicing our debt;
•funding capital expenditures, including potential acquisitions and the costs to construct new assets; and
•making distributions to our unitholders
We have historically financed our operations with cash generated from our operating activities, borrowings under our Revolving Credit Facility and loans from our sponsor.
Liquidity Sources
We expect our ongoing sources of liquidity to include borrowings under our senior secured credit agreement, issuances of debt securities and additional partnership interests as well as cash generated from our operating activities. We believe that cash generated from these sources will be sufficient to meet our ongoing working capital and capital expenditure requirements and to make quarterly cash distributions at current levels for the next 12 months following the filing of this report.
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
Additionally, we are required to maintain the following financial ratios, each determined on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, on an annualized basis):
•Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 2.50 to 1.00;

•Consolidated Net Leverage Ratio of not greater than 4.50 to 1.00 (or 5.00 to 1.00 at any time after we have issued at least $150 million of certain qualified unsecured notes and for so long as the notes remain outstanding (the “Qualified Notes Requirement”)). In addition, upon the consummation of a Specified Acquisition (as defined in our Credit Agreement), for the fiscal quarter in which the Specified Acquisition is consummated and for two fiscal quarters immediately following such fiscal quarter (the “Specified Acquisition Period”), if timely elected by us by written notice to the Administrative Agent, the maximum permitted ratio shall be increased to 5.00 to 1.00 (or 5.50 to 1.00 if the Qualified Notes Requirement has been met); and
•after we have met the Qualified Notes Requirement, a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.50 to 1.00 (or 4.00 to 1.00 during a Specified Acquisition Period).
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
As of December 31, 2020, we were in compliance with the covenants set forth in our Credit Agreement.
The weighted average interest rate on our outstanding indebtedness was 2.66% and 4.24% at December 31, 2020 and 2019, respectively, without consideration to the effect of our derivative contracts. We had Interest payable of $0.1 million and $0.6 million in “Other current liabilities” on our consolidated balance sheets at December 31, 2020 and 2019, respectively.

The following table presents our available liquidity as of the dates indicated:

	December 31,
	2020	2019
	(in millions)
Cash and cash equivalents (1)	$3.0	$3.1
Aggregate borrowing capacity under Credit Agreement	385.0	385.0
Less: Revolving Credit Facility amounts outstanding	197.0	220.0
Available liquidity based on Credit Agreement capacity	$191.0	$168.1
Available liquidity based on Credit Agreement covenants (2)	$56.2	$31.9

(1)    Excludes amounts that are restricted pursuant to our collaborative agreement with Gibson.
(2)    Pursuant to the terms of our Credit Agreement, our borrowing capacity is limited to 4.5 times our trailing 12-month consolidated EBITDA, which equates to $53.2 million and $28.8 million of borrowing capacity available at December 31, 2020 and 2019, respectively.
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

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$45,814	$38,442	$45,129
Investing activities	(484)	(8,440)	(8,580)
Financing activities	(44,992)	(32,406)	(36,890)
Effect of exchange rates on cash	(28)	705	(1,064)
Net change in cash and cash equivalents	$310	$(1,699)	$(1,405)
Operating Activities
Net cash provided by operating activities increased by $7.4 million to $45.8 million for the year ended December 31, 2020, from $38.4 million for the year ended December 31, 2019. The increase in net cash provided by operating activities is primarily attributable to the changes in cash flow derived from our operating results as discussed above in Results of Operations. While our net loss for the year ended December 31, 2020 was $26.3 million more than our net income from 2019, the net loss for 2020 includes a significant amount of non-cash expenses that increase our net loss but do not decrease cash flow, such as our goodwill impairment loss and the increased loss associated with derivative instruments. The higher operating cash flow for the year ended December 31, 2020 as compared with 2019, is primarily due to the increase in revenues at our Hardisty and Stroud terminals as discussed above. The change in net cash provided by operating activities was also impacted by the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.
Investing Activities
Net cash used in investing activities decreased by $8.0 million to $0.5 million for the year ended December 31, 2020, as compared with the year ended December 31, 2019 primarily due to the construction of the outbound pipeline connection from our Casper Terminal to the Platte Terminal located at the termination point of the Express pipeline that was placed in service in December 2019.
Financing Activities
Net cash used for financing activities increased by $12.6 million to $45.0 million for the year ended December 31, 2020, from $32.4 million for the year ended December 31, 2019. Our net payments on our long-term debt during the year ended December 31, 2020 were $34 million higher than the net amounts we borrowed during the year ended December 31, 2019. Partially offsetting were decreased cash paid for distributions during the year ended December 31, 2020 as compared to the year ended December 31, 2019.
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
We have not experienced significant maintenance capital expenditures in prior years, however, as the age of our assets increase, we expect that costs we incur to maintain our assets in compliance with sound business practice, our contractual relationships and applicable regulatory requirements will likely increase. Some of these costs will be characterized as maintenance capital expenditures. We incurred $171 thousand and $216 thousand of maintenance capital expenditures during the year ended December 31, 2020 and December 31, 2019, respectively.
Our total expansion capital expenditures for the year ended December 31, 2020, amounted to $0.3 million. We expect to fund future capital expenditures from cash on our balance sheet, cash flow generated by our operation activities, borrowings under our Credit Agreement and the issuance of additional partnership interests or long-term debt.
Our total capital expenditures for the year ended December 31, 2019 of $8.4 million were primarily associated with the construction of an outbound pipeline connection from the Casper Terminal to the Platte Terminal.
Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating, investing and distribution needs. During the year ended December 31, 2020, we received proceeds from borrowings of $12.0 million on our Revolving Credit Facility which we used for general partnership purposes and made repayments of $35.0 million on our Revolving Credit Facility from cash flow in excess of our operating and investing needs. Subsequent to December 31, 2020 and as of March 2, 2021, we have made additional repayments of $5.0 million to the outstanding balance of our Revolving Credit Facility. As of March 2, 2021, we had amounts outstanding of $192.0 million under the Revolving Credit Facility and $193.0 million available for borrowing under the Revolving Credit Facility based on capacity that is subject to certain covenants. Refer to Item 8. Financial Statements and Supplementary Data, Note 10. Debt of this Annual Report for more information.
Distributions
Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we do not have a legal obligation to distribute any particular amount per common unit.
For the quarter ended December 31, 2020, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.111 per unit on all of our units. Our current quarterly distribution of $0.111 per unit equates to $3.0 million per quarter, or $12.1 million per year, based on the number of common and general partner units outstanding as of February 10, 2021. This distribution represents a decrease of 70% from the distribution with respect to the fourth quarter of 2019, and is consistent with the distribution declared for the first three quarters of 2020. Given the uncertainty in the energy industry, the board of directors made a proactive decision to strengthen our financial position by reducing our quarterly distributions and redeploying certain free cash flow to de-lever. During the second, third, and fourth quarters of 2020, we made net repayments of $6 million, $9 Million and $12 million respectively, of the outstanding balance of our Revolving Credit Facility. Subsequent to December 31, 2020 and as of March 2, 2021, we have made additional repayments of $5.0 million of the outstanding balance of our Revolving Credit Facility.
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

OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we are a party to off-balance sheet arrangements relating to various master fleet services agreements, whereby we have agreed to assign certain payment and other obligations to third-party special purpose entities that are not consolidated with us. We have also entered into agreements to provide fleet services to these special purpose entities for fixed servicing fees and reimbursement of out-of-pocket expenses. The purpose of these transactions is to remove the risk to us of non-payment by our customers, which would otherwise negatively impact our financial condition and results of operations. For more information on these special purpose entities, see the discussion of our relationship with the variable interest entities described in Note 12. Nonconsolidated Variable Interest Entities to our consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report. Assets and liabilities related to these arrangements are generally not reflected in our consolidated balance sheets, and we do not expect any material impact on our cash flows, results of operations or financial condition as a result of these off-balance sheet arrangements. As of the end of February 2021, the remaining railcar leases associated with our off-balance sheet arrangements were either assigned directly to our customers or expired. As such, we have terminated our relationship with the third-party special purpose entities discussed herein effective as of the end of February 2021.

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
We recognize revenue for the terminalling services we provide based upon the contractual rates set forth in our agreements related to throughput volumes. We recognize revenue over time as we render services based on the throughput delivered as this best represents the value we provide to customers for our services. All of the contracted capacity at our Hardisty Terminal and Stroud Terminal is contracted under multi-year agreements that contain “take-or-pay” provisions where we are entitled to the payment of minimum monthly commitment fees from our customers, regardless of whether the specified throughput volumes to which the customer committed is achieved.
Our terminalling services agreements at our Hardisty Terminal and Stroud Terminal generally grant our customers make-up rights that allow them to load volumes in excess of their minimum monthly commitment in future periods, without additional charge, to the extent capacity is available for the excess volume. The make-up rights typically expire, if unused, in subsequent periods up to 12 months following the period for which the volumes were originally committed. We currently recognize substantially all of the amounts we receive for minimum commitment fees as revenue when collected, since breakage associated with these make-up rights options has varied between 97% and 100% based on our experience and expectations around usage of these options. Breakage rates are regularly evaluated and modified as necessary to reflect our current expectations and experience. If we do not expect to be entitled to a breakage amount, we defer the recognition of revenue associated with volumes that are below the minimum monthly commitment until we determine that the likelihood that the customer will be able to make up the minimum volume is remote or the make-up right expires. If we expect to be entitled to a breakage amount, we estimate expected breakage and recognize the expected breakage amount as revenue in proportion to the trend of rights exercised by the customer.
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
We determined the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reduction of expected throughput levels and changes in expectations for current and future contracts in our terminalling services at the Casper Terminal was an event that required us to evaluate our Casper Terminal asset group for impairment. We tested the fair value of our Casper Terminal assets by using projections of the undiscounted cash flows expected to be derived from the operation and disposition of the Casper Terminal asset.
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
We have not observed any events or circumstances subsequent to our analysis at March 31, 2020 that would suggest the fair value of our Casper Terminal asset is below its carrying amount as of December 31, 2020.
Assessment of Recoverability of Goodwill
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Historically, goodwill was only included in our Terminalling services segment as part of our Casper Terminal reporting unit.
Historically, we did not amortize goodwill, but tested it for impairment annually based on the carrying amounts of our reporting units on the first day of the third quarter of each year or more frequently if impairment indicators arose that suggested the carrying amount of goodwill might be impaired. Our assessment of the recoverability of goodwill is highly subjective due to frequent changes in economic conditions underlying the assumptions upon which the valuations are based and global factors affecting the prices for various grades of crude oil and demand for our services.
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
3)a range of EBITDA multiples derived from stock prices of public companies with similar operating and investment characteristics, from 7.25x to 8.25x;
4)a range of EBITDA multiples for transactions based on actual sales and purchases of comparable businesses, from 8.0x to 9.0x; and
5)a range of incremental volumes expected at our Casper Terminal of approximately 4,000 to 25,000 bpd for terminalling and storage services resulting from the anticipated successful completion of the Enbridge DRA project.
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
As indicated above, our estimate of fair value for the Casper Terminal reporting unit required us to use significant unobservable inputs representative of Level 3 fair value measurements, including assumptions related to the future performance of our Casper Terminal. During the first quarter of 2020, we completed our goodwill impairment analysis and determined that the carrying amount of the Casper Terminal reporting unit exceeded its fair value at March 31, 2020. Accordingly, we recognized an impairment loss of $33.6 million in our goodwill asset and included this charge in “Goodwill impairment loss” within our consolidated statement of operations for the year ended December 31, 2020. At December 31, 2020, we did not have any remaining goodwill balance in our consolidated balance sheet.
Income Taxes
We are not a taxable entity for U.S. federal income tax purposes or for a majority of the states that impose an income tax. Taxes on our net income or loss are generally borne by our unitholders through the allocation of taxable income or loss, except for USD Rail LP, which, in October 2014, elected to be classified as an entity taxable as a corporation. Our income tax expense is predominantly attributable to Canadian federal and provincial income taxes imposed on our operations based in Canada. Additionally, we are also subject to state franchise tax in the State of Texas, which is treated as an income tax under the applicable accounting guidance. This state income tax is computed on our modified gross margin, which we have determined to be an income tax as set forth in the authoritative accounting guidance. Our current and historical provision for income taxes also reflects income taxes associated with USD Rail LP.
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
Net income or loss for financial statement purposes may differ significantly from taxable income we allocated to our unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements set forth in our partnership agreement. The aggregate difference in the basis of our net assets for financial and tax reporting purposes compared to unitholders cannot be readily determined because information regarding each partner’s tax attributes in us is not available.
Foreign Currency
A substantial portion of our operations are conducted in Canada and are accounted for in the local currency, the Canadian dollar, which we translate into our reporting currency, the U.S. dollar. We translate most Canadian dollar denominated balance sheet accounts at the end of period exchange rate, while most statement of operations accounts are translated monthly based on the average exchange rate for each monthly period. Amounts translated from foreign currencies into our U.S. dollar reporting currency can vary between periods due to fluctuations in the exchange rates between the foreign currency and the U.S. dollar.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of USD Partners LP and subsidiaries (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment of Long-Lived Assets
As described in Notes 7 and 9 to the consolidated financial statements, the Partnership’s consolidated net property and equipment and consolidated net intangible assets balances were $139.8 million and $61.5 million, respectively, as of December 31, 2020. Management reviews its long-lived assets, including property and equipment and intangibles, by asset grouping, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recovered over their estimated remaining useful lives (“triggering events”). An impairment is recorded when the carrying value of the asset grouping exceeds its estimated undiscounted future cash flows. As a result of triggering events identified during the quarter ended March 31, 2020, management reviewed the Casper terminal asset group for recoverability. The triggering event was the overall downturn in the crude market and the decline in the demand for petroleum products.
We identified the valuation of the long-lived assets for the Casper terminal as a critical audit matter. The principal considerations for our determination were identification of triggering events and the significant judgment required by management when estimating the future undiscounted cash flows of the asset groupings, including projecting the expected revenue, operating expense and terminal growth rates for the Casper terminal. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the degree of auditor judgment.
 The primary procedures we performed to address this critical audit matter included:
•Testing the completeness, accuracy, and relevance of the underlying data used in estimating the undiscounted future cash flows; and
•Evaluating the reasonableness of the significant assumptions used by management in developing the estimate of undiscounted future cash flows for the Casper terminal, including evaluating whether the projections were reasonable considering market data and current and historical performance and were consistent with evidence obtained through other areas of the audit.
Deferred Revenue
As described in Notes 2 and 4 to the consolidated financial statements, the Partnership’s terminalling services agreements at the Hardisty and Stroud terminals generally grant make-up rights to customers that do not meet their monthly volume commitment. These rights allow customers to make up the volume deficiency by loading volumes in excess of their minimum monthly commitment in future periods, without additional charge, to the extent capacity is available for the excess volume. The make-up rights typically expire, if unused, in subsequent periods up to 12 months following the period for which the volumes were originally committed. The Partnership currently recognizes substantially all of the amounts received for minimum commitment fees as revenue when collected, as it does not expect its customers will exercise their make-up rights (“breakage”).
We identified management’s judgments used to estimate breakage as a critical audit matter. Significant judgments are required by management to develop the estimate of breakage, including forecasting customer usage of the respective terminals based on customer nominations and nomination trends for the foreseeable future periods; management’s projections of the prices of crude oil and relevant pricing differentials, available pipeline takeaway capacity and associated pipeline apportionment levels; and the impact of government crude oil production curtailment restrictions, if any, which are outside of the Partnership’s control. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required in performing procedures and evaluating audit evidence obtained related to management’s assumptions.
The primary procedures we performed to address this critical audit matter included:
•Testing the available pipeline takeaway capacity and associated pipeline apportionment levels used in management’s breakage analysis by comparing to market data.
•Evaluating the reasonableness of significant assumptions used by management, including obtaining third party information to support both applicable future oil prices and industry information on current government restrictions, as well as confirming customer’s expectation for future usage through nominations.
/s/ BDO USA, LLP
We have served as the Partnership’s auditor since 2014.
Houston, Texas
March 4, 2021

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands of US dollars, except per unit amounts)
Revenues
Terminalling services	$104,053	$87,173	$88,066
Terminalling services — related party	10,031	19,580	22,149
Fleet leases — related party	3,935	3,935	3,935
Fleet services	203	208	573
Fleet services — related party	910	910	910
Freight and other reimbursables	845	1,612	3,589
Freight and other reimbursables — related party	66	238	4
Total revenues	120,043	113,656	119,226
Operating costs
Subcontracted rail services	10,845	14,777	13,785
Pipeline fees	23,862	20,971	21,679
Freight and other reimbursables	911	1,850	3,593
Operating and maintenance	10,459	10,953	11,195
Operating and maintenance — related party	8,287	4,964	—
Selling, general and administrative	10,883	10,716	10,840
Selling, general and administrative — related party	7,374	8,128	7,582
Goodwill impairment loss	33,589	—	—
Depreciation and amortization	21,496	20,664	21,103
Total operating costs	127,706	93,023	89,777
Operating income (loss)	(7,663)	20,633	29,449
Interest expense	8,932	12,006	11,358
Loss (gain) associated with derivative instruments	3,896	1,420	(374)
Foreign currency transaction loss (gain)	267	365	(14)
Other expense (income), net	(903)	(336)	16
Income (loss) before income taxes	(19,855)	7,178	18,463
Provision for (benefit from) income taxes	(41)	662	(2,669)
Net income (loss)	$(19,814)	$6,516	$21,132
Net income (loss) attributable to limited partner interest	$(19,479)	$5,720	$20,356
Net income (loss) per common unit (basic and diluted) (Note 3)	$(0.74)	$0.22	$0.77
Weighted average common units outstanding	26,514	24,078	21,590
Net income (loss) per subordinated unit (basic and diluted) (Note 3)	$(0.05)	$0.19	$0.78
Weighted average subordinated units outstanding	286	2,379	4,472
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands of US dollars)
Net income (loss)	$(19,814)	$6,516	$21,132
Other comprehensive income (loss) — foreign currency translation	674	2,882	(4,843)
Comprehensive income (loss)	$(19,140)	$9,398	$16,289

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands of US dollars)
Cash flows from operating activities:
Net income (loss)	$(19,814)	$6,516	$21,132
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,496	20,664	21,103
Loss (gain) associated with derivative instruments	3,896	1,420	(374)
Settlement of derivative contracts	(892)	1	(38)
Unit based compensation expense	6,563	6,066	6,358
Deferred income taxes	(973)	79	(3,971)
Other	829	1,129	939
Goodwill impairment loss	33,589	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,266	(109)	(1,046)
Accounts receivable — related party	(621)	(1,122)	1,868
Prepaid expenses and other assets	(2,410)	(1,484)	(86)
Other assets — related party	(1,287)	(180)	79
Accounts payable and accrued expenses	(963)	(606)	816
Accounts payable and accrued expenses — related party	(82)	2	(1,455)
Deferred revenue and other liabilities	6,258	6,529	(213)
Deferred revenue — related party	(1,041)	(463)	17
Net cash provided by operating activities	45,814	38,442	45,129
Cash flows from investing activities:
Additions of property and equipment	(484)	(8,440)	(8,816)
Proceeds from the sale of assets	—	—	236
Net cash used in investing activities	(484)	(8,440)	(8,580)
Cash flows from financing activities:
Payments for deferred financing costs	—	(7)	(2,906)
Distributions	(20,203)	(41,557)	(39,632)
Vested Phantom Units used for payment of participant taxes	(1,789)	(1,829)	(1,352)
Proceeds from long-term debt	12,000	38,000	34,000
Repayment of long-term debt	(35,000)	(27,000)	(27,000)
Other financing activities	—	(13)	—
Net cash used in financing activities	(44,992)	(32,406)	(36,890)
Effect of exchange rates on cash	(28)	705	(1,064)
Net change in cash, cash equivalents and restricted cash	310	(1,699)	(1,405)
Cash, cash equivalents and restricted cash — beginning of year	10,684	12,383	13,788
Cash, cash equivalents and restricted cash — end of year	$10,994	$10,684	$12,383
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in thousands of US dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$3,040	$3,083
Restricted cash	7,954	7,601
Accounts receivable, net	4,049	5,313
Accounts receivable — related party	2,460	1,778
Prepaid expenses	1,959	1,915
Other current assets	1,777	954
Other current assets — related party	15	343
Total current assets	21,254	20,987
Property and equipment, net	139,841	147,737
Intangible assets, net	61,492	74,099
Goodwill	—	33,589
Operating lease right-of-use assets	9,630	11,804
Other non-current assets	3,625	1,335
Other non-current assets — related party	1,706	15
Total assets	$237,548	$289,566
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$1,865	$3,087
Accounts payable and accrued expenses — related party	383	465
Deferred revenue	6,367	6,104
Deferred revenue — related party	410	1,482
Operating lease liabilities, current	5,291	4,649
Other current liabilities	4,222	3,150
Total current liabilities	18,538	18,937
Long-term debt, net	195,480	217,651
Deferred income tax liabilities, net	40	458
Operating lease liabilities, non-current	4,392	7,386
Other non-current liabilities	12,830	4,078
Total liabilities	231,280	248,510
Commitments and contingencies (Note 14)
Partners’ capital
Common units (26,844,715 authorized and issued at December 31, 2020 and 24,411,892 authorized and issued at December 31, 2019)	3,829	61,013
Subordinated units (10,463,545 authorized, 2,092,709 issued at December 31, 2019)	—	(22,597)
General partner units (461,136 authorized and issued at December 31, 2020 and 2019)	1,892	2,767
Accumulated other comprehensive income (loss)	547	(127)
Total partners’ capital	6,268	41,056
Total liabilities and partners’ capital	$237,548	$289,566
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	For the Years Ended December 31,
	2020		2019		2018
	Units	Amount	Units	Amount	Units	Amount
	(in thousands of US dollars, except per unit amounts)
Common units
Beginning balance	24,411,892	$61,013	21,916,024	$107,903	19,537,971	$136,645
Conversion of units	2,092,709	(23,423)	2,131,459	(19,631)	2,131,459	(18,245)
Common units issued for vested Phantom Units	340,114	(1,789)	364,409	(1,829)	246,594	(1,352)
Net income (loss)	—	(19,464)	—	5,258	—	16,796
Unit based compensation expense	—	6,343	—	5,576	—	5,617
Distributions	—	(18,851)	—	(36,264)	—	(31,558)
Ending balance	26,844,715	3,829	24,411,892	61,013	21,916,024	107,903
Class A units
Beginning balance	—	—	38,750	1,018	82,500	1,468
Conversion of units	—	—	(38,750)	(1,018)	(38,750)	(674)
Net income (loss)	—	—	—	—	—	36
Unit based compensation expense	—	—	—	14	—	186
Forfeited units	—	—	—	—	(5,000)	73
Distributions	—	—	—	(14)	—	(71)
Ending balance	—	—	—	—	38,750	1,018
Subordinated units
Beginning balance	2,092,709	(22,597)	4,185,418	(39,723)	6,278,127	(55,237)
Conversion of units	(2,092,709)	23,423	(2,092,709)	20,637	(2,092,709)	18,919
Net income (loss)	—	(15)	—	462	—	3,524
Unit based compensation expense	—	—	—	2	—	26
Distributions	—	(811)	—	(3,975)	—	(6,955)
Ending balance	—	—	2,092,709	(22,597)	4,185,418	(39,723)
General partner units
Beginning balance	461,136	2,767	461,136	3,275	461,136	180
Capital contributions	—	—	—	—	—	3,366
Net income (loss)	—	(335)	—	796	—	776
Unit based compensation expense	—	1	—	—	—	1
Distributions	—	(541)	—	(1,304)	—	(1,048)
Ending balance	461,136	1,892	461,136	2,767	461,136	3,275
Accumulated other comprehensive income (loss)
Beginning balance		(127)		(3,009)		1,834
Cumulative translation adjustment		674		2,882		(4,843)
Ending balance		547		(127)		(3,009)
Total partners’ capital at December 31,		$6,268		$41,056		$69,464
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
Recent Events
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement worldwide. In addition, in March 2020, members of the Organization of the Petroleum Exporting Countries, or OPEC, and other oil producing countries, or OPEC+, failed to agree on oil production levels, which led to a substantial decline in oil prices and an increasingly volatile market. In April 2020, even though OPEC+ announced that it had reached an agreement to cut production by 9.7 million barrels per day, or Mmbpd, oil prices did not meaningfully increase. Governments in the United States and Canada have limited movement of people and functioning of businesses in an effort to contain the spread of COVID-19. Mandatory and voluntary closures continue and their duration and impact remains unknown. As a result of these factors, there have been significant reductions in demand for, and fluctuations in the prices of, crude oil and natural gas liquids. Even when commodity prices have increased, they have remained highly volatile and at relatively low levels that have caused many oil and gas producers to suspend or reduce development programs. In July 2020, OPEC+ agreed to taper oil production cuts, which scaled back production cuts from 9.7 Mmbpd to 7.7 Mmbpd between August 2020 and January 2021. While the severity of the government-imposed restrictions in different regions and changes to consumer behavior have continued to evolve during the course of the pandemic, parts of the world have started to recover and some economies have started to reopen. However, certain jurisdictions that began re-opening have returned to restrictions in light of increased numbers of new COVID-19 cases. Beginning in December 2020, several COVID-19 vaccines have received approval and have been made available around the world. The timing of when the vaccine will be available for a majority of the population still remains uncertain, as there are several logistical and supply challenge issues that will have to be addressed. As such, there still remains considerable uncertainty about the ultimate impact and duration of the pandemic and its effects on the global economy.

As a result of the overall downturn in the crude market and the decline in the demand for petroleum products, we tested the goodwill associated with our Casper Terminal for impairment as of March 31, 2020, which resulted in an impairment loss recognized for the year ended December 31, 2020. Refer to Note 9. Goodwill and intangible assets for further discussion of the impairment loss at the Casper Terminal.
If the crude oil industry experiences a future market environment of depressed pricing that continues for an extended period of time and customer demand for our services is negatively impacted, it may lead to a potential additional impairment of long-lived assets. Any material non-payment or nonperformance by any of our key customers resulting from the current market conditions could have a material adverse effect on our business, financial condition, and results of operations in future periods.
In addition, in March 2020, United States legislation referred to as the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law. The CARES Act is an emergency economic stimulus package enacted in response to the coronavirus outbreak which, among other measures, contains numerous income tax provisions. Refer to Note 16. Income Taxes for further discussion of the impact of the CARES Act to our income taxes.
Our capital accounts at both December 31, 2020 and 2019 include a 1.7% general partner interest held by USD Partners GP LLC, a wholly-owned subsidiary of USDG.
The composition of our capital accounts was as follows at the specified dates:

	December 31,
	2020	2019
Common units held by the Public	56.0%	55.4%
Common units held by USDG	42.3%	35.1%
Subordinated units held by USDG	—%	7.8%
General partner interest held by USD Partners GP LLC	1.7%	1.7%
	100.0%	100.0%
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
Foreign Currency Translation
We conduct a substantial portion of our operations in Canada, which we account for in the local currency, the Canadian dollar. We translate most Canadian dollar denominated balance sheet accounts into our reporting currency, the U.S. dollar, at the end of period exchange rate, while most accounts in our statement of operations accounts are translated into our reporting currency based on the average exchange rate for each monthly period. Fluctuations in the exchange rates between the Canadian dollar and the U.S. dollar can create variability in the amounts we translate and report in U.S. dollars.
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
We recognize revenue for the terminalling services we provide based upon the contractual rates set forth in our agreements related to throughput volumes. We recognize revenue over time as we render services based on the throughput volumes handled at our terminals as this best represents the value of the services we provide to customers. Substantially all of the contracted capacity at our Hardisty Terminal and Stroud Terminal is contracted under multi-year agreements that contain “take-or-pay” provisions where we are entitled to the payment of minimum monthly commitment fees from our customers, regardless of whether the specified throughput volume to which the customer committed is achieved.
Our terminalling services agreements at our Hardisty Terminal and Stroud Terminal generally grant our customers make-up rights that allow them to load volumes in excess of their minimum monthly commitment in future periods, without additional charge, to the extent capacity is available for the excess volume. The make-up rights typically expire, if unused, in subsequent periods up to 12 months following the period for which the volumes were originally committed. We currently recognize substantially all of the amounts we receive for minimum commitment fees as revenue when collected, since breakage associated with these make-up rights options has varied between 97% and 100% based on our experience and expectations around usage of these options. Breakage rates are regularly evaluated and modified as necessary to reflect our current experience and expectations. If we do not expect to be entitled to a breakage amount, we defer the recognition of revenue associated with volumes that are below the minimum monthly commitment until we determine that the likelihood that the customer will be able to make up the minimum volume is remote. If we expect to be entitled to a breakage amount, we estimate the expected breakage and recognize the expected breakage amount as revenue in proportion to the trend of rights exercised by the customer.
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
Income Taxes
We are not a taxable entity for U.S. federal income tax purposes or for a majority of the states that impose an income tax. Taxes on our net income or loss are generally borne by our unitholders through the allocation of taxable income, except for USD Rail LP, which, has elected to be classified as an entity taxable as a corporation. Our provision for income taxes is predominantly attributable to Canadian federal and provincial income taxes imposed on our operations based in Canada. We are also subject to franchise tax in the State of Texas, that is, computed on our modified gross margin, which we have determined to be an income tax under the applicable accounting guidance. Our current and historical provision for income taxes also reflects income taxes associated with USD Rail LP.

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
Net income for financial statement purposes may differ significantly from the taxable income we allocate to our unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements set forth in our partnership agreement. The aggregate difference in the basis of our net assets for financial and tax reporting purposes compared to unitholders cannot be readily determined because information regarding each partner’s tax attributes in us is not available.
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
Asset Retirement Obligations
We record a liability for the fair value of asset retirement obligations and conditional asset retirement obligations that we can reasonably estimate. We collectively refer to asset retirement obligations and conditional asset retirement obligations as ARO. Typically, we record an ARO at the time an asset is constructed or acquired, if a reasonable estimate of fair value can be made. In connection with establishing an ARO, we capitalize the expected costs as part of the carrying amount of the related assets. We recognize any ongoing expense for the accretion component of the liability resulting from changes in value of the ARO due to the passage of time as part of accretion expense. We depreciate the initial capitalized cost over the useful lives of the related assets. We extinguish the liabilities for an ARO when assets are taken out of service or otherwise abandoned.
Legal obligations exist for our West Colton Terminal facilities due to terms within our lease agreements with the lessor that require us to remove our facilities at final abandonment. We generally own the land on which our Casper, Stroud and Hardisty terminals and related facilities reside and as a result, similar legal obligations generally do not exist that would require us to remove our Casper, Stroud and Hardisty facilities at final abandonment. However, a portion of the Casper Terminal and the Stroud pipeline are on land that is leased, where the lessor has the option to either purchase the facilities from us at salvage value, or to require us to remove our facilities at the termination of the lease and restore the land to its original condition.
Our West Colton Terminal operates in a geographical and regulatory environment that has significant unique operating characteristics that make determination of the economic life of the asset, coupled with the methods of settlement necessary for estimating the fair value of the ARO related to this facility, impracticable. With respect to the Casper Terminal and Stroud Terminal, we cannot reasonably estimate the timing nor determine the method that the lessor will elect with regard to the action we will be required to take at the termination of the lease. In each of these cases, the asset retirement obligation cost is considered indeterminate because there is limited data or information that can be derived from past practice, industry practice, our intentions or the estimated economic life of the asset. Useful lives of our terminal facilities are primarily derived from available supply resources and ultimate consumption of those resources by end users. Many variables can affect the remaining lives of the assets, which preclude us from making a reasonable estimate of the ARO. We will recognize the fair value of an ARO for the Casper, Stroud and West Colton Terminal facilities in the periods in which sufficient information exists that will allow us to reasonably estimate potential settlement dates and methods.
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
When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable based on the estimated future undiscounted cash flows, an impairment loss is recognized to the extent the carrying amount exceeds the estimated fair value of the long-lived asset. Refer to Note 9. Goodwill and Intangible Assets for further discussion.
Intangible Assets
Our intangible assets consist of customer relationships at the Casper Terminal. We amortize these assets on a straight-line basis over the estimated useful lives of the underlying assets, representing the period over which the assets are expected to contribute directly or indirectly to our future cash flows.
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
We have elected as an accounting policy not to apply the recognition requirements of ASC 842 to short-term leases for all classes of assets underlying our leases. As a result, we recognize the lease payments we make as expense in our consolidated statements of operations over the lease term, regardless of the underlying class of asset being leased. We define a short-term lease as a lease that at the commencement date has a term of 12 months or less and does not include an option to purchase the underlying asset that we are reasonably certain to exercise.
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
Over the lease term, we amortize the right-of-use asset and record interest expense on the lease liability recorded at commencement of the lease. Our statement of operations recognition of the expense is dependent on whether the lease is classified as an operating, direct financing, or sales-type lease. We recognize amortization expense and interest expense associated with operating leases as a single item of expense in our consolidated statements of operations. We recognize amortization expense and interest expense associated with any direct financing and sales-type leases as separate items of expense within our consolidated statements of operations.
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
We recognize revenue from our lessor operating lease contracts that contain escalation clauses for fixed amounts during the lease term, on a straight-line basis over the term of the lease in our consolidated statements of operations. The difference between fleet lease revenue and the amounts received under the lease contract are currently included in “Other current assets — related party” and “Other non-current assets — related party” in our Consolidated Balance Sheets.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and the long-term debt represented by our senior secured credit facility as presented on our consolidated balance sheets approximate fair value due to the short-term nature of these items and, with respect to the senior secured credit facility, the frequent re-pricing of the underlying obligations. The fair value of our accounts receivable and payables with affiliates cannot be determined due to the related party nature of these items.
Derivative Financial Instruments
Our net income or loss and cash flows are subject to volatility stemming from changes in interest rates on our variable rate debt obligations and fluctuations in foreign currency exchange rates. In order to manage our exposure to fluctuations in interest rates and foreign currency exchange rates and the related risks to our unitholders, we use derivative financial instruments to offset a portion of these risks. We have a program that utilizes swaps, options and other financial instruments with similar characteristics to reduce the risks associated with volatility in our interest rates on our variable rate debt and the effects of foreign currency exposures related to our Canadian subsidiaries, which have cash flows denominated in Canadian dollars. Under this program, our strategy is for the changes in value of the derivative contracts to mitigate adverse changes in our cash flows associated with the changes in interest rates and foreign currency exchange rates to the extent practical. Economically, the derivative contracts help us to limit our exposure such that the interest rates on our variable rate debt and foreign currency exchange rates will effectively lie between the floor and the ceiling of the rates set forth in the derivative contacts or otherwise fix the rates at a specified date and amount.
All of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecast transaction and are not entered into for speculative purposes.
In accordance with the authoritative accounting guidance, we record all derivative financial instruments in our consolidated balance sheets at fair market value as current or non-current assets or liabilities on a net basis by counterparty. We do not designate, nor have we historically designated, any of our derivative financial instruments as hedges of an underlying asset, liability and/or forecast transaction. To qualify for hedge accounting treatment as set forth in the authoritative accounting guidance, very specific requirements must be met in terms of hedge structure, hedge objective and hedge documentation. As a result, changes in the fair value of our derivative financial instruments and the related cash settlement of matured contracts are recognized in “Loss (gain) associated with derivative instruments” on our consolidated statements of operations and statement of cash flows. Refer to Note 18. Derivative Financial Instruments.
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
We adopted the provisions of ASU 2017-04 on January 1, 2020. In March 2020, we tested the goodwill associated with our Casper Terminal for impairment due to there being circumstances that suggested the fair value of the Casper reporting unit was less than its carrying amount. The circumstances identified related to the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reductions of expected throughput levels and changes in expectations for current and future contracts at the Casper Terminal. Refer to Note 1. Organization and Description of Business—Current Events for more information. This standard requires us to recognize an impairment loss for the amount by which the carrying amount of our Casper Terminal exceeds the fair value of the terminal. Accordingly, we have recognized an impairment loss in our goodwill asset for the year ended December 31, 2020. Refer to Note 9. Goodwill and Intangible Assets for more information.
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
The pronouncement is effective for fiscal years beginning after December 15, 2020, or for any interim periods within those fiscal years, with early adoption permitted. We did not early adopt the provisions of this standard and to date our adoption of this standard did not have an impact on our financial statements.

3. NET INCOME (LOSS) PER LIMITED PARTNER AND GENERAL PARTNER INTEREST
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

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Thereafter	Amounts above $0.431250	50%	50%

(1)    Calculated as if our general partner holds the original partner interest 2% general partner interest in us, which is currently 1.7%.
We determined basic and diluted net income (loss) per limited partner unit as set forth in the following tables:

	For the Year Ended December 31, 2020
	Common Units	Subordinated Units (7)	Class A Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net loss attributable to general and limited partner interests in USD Partners LP (1)	$(19,464)	$(15)	$—	$(335)	$(19,814)
Less: Distributable earnings (2)	12,515	—	—	215	12,730
Distributions in excess of earnings	$(31,979)	$(15)	$—	$(550)	$(32,544)
Weighted average units outstanding (3)	26,514	286	—	461
Distributable earnings per unit (4)	$0.47	$—	$—
Overdistributed earnings per unit (5)	(1.21)	(0.05)	—
Net loss per limited partner unit (basic and diluted) (6)	$(0.74)	$(0.05)	$—

(1)Represents net loss allocated to each class of units based on the actual ownership of the Partnership during the period. There were no amounts attributed to the general partner for its incentive distribution rights.
(2)Represents the per unit distributions paid of $0.111 per unit for the three months ended March 31, 2020, June 30, 2020 and September 30, 2020, and the per unit distributable of $0.111 per unit for the three months ended December 31, 2020, representing the full year-distribution amount of $0.444 per unit. Amounts presented for each class of units include a proportionate amount of the $456 thousand distributed and $152 thousand distributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
(3)Represents the weighted average units outstanding for the year.
(4)Represents the total distributable earnings divided by the weighted average number of units outstanding for the year.
(5)Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the year.
(6)Our computation of net loss per limited partner unit excludes the effects of 1,364,902 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
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

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $685 thousand attributed to the general partner for its incentive rights.
(2)Represents the per unit distributions paid of $0.3625 per unit for the three months ended March 31, 2019, the per unit distribution of $0.365 per unit for the three months ended June 30, 2019, the per unit distribution of $0.3675 per unit for the three months ended September 30, 2019 and the per unit distribution of $0.37 per unit for the three months ended December 31, 2019, representing the full year distribution of $1.465 per unit. Amounts presented for each class of unit include a proportionate amount of the $1.9 million distributed for the year to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
(3)    Represents the weighted average units outstanding for the year.
(4)    Represents the total distributable earnings divided by the weighted average number of units outstanding for the year.
(5)    Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the year.
(6)    Our computation of net income per limited partner unit excludes the effects of 1,289,683 equity-classified phantom unit awards outstanding, as they were anti-dilutive for the period presented.
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
(2)Represents the per unit distributions paid of $0.3525 per unit for the three months ended March 31, 2018, the per unit distributions of $0.355 per unit for the three months ended June 30, 2018, the per unit distributions of $0.3575 per unit for the three months ended September 30, 2018 and the per unit distributions of $0.36 per unit for the three months ended December 31, 2018, representing the full year distribution of $1.425 per unit. Amounts presented for each class of units include a proportionate amount of the $1.7 million distributed for the year to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
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
Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our terminalling and fleet services agreements as of December 31, 2020 are as follows for the periods indicated:

	2021	2022	2023	2024	Thereafter	Total
	(in thousands)
Terminalling Services (1)(2)(3)	$96,349	$72,602	$36,777	$19,528	$126,932	$352,188
Fleet Services	1,016	1,269	38	8	—	2,331
Total	$97,365	$73,871	$36,815	$19,536	$126,932	$354,519

(1)    A significant portion of our terminalling services agreements are denominated in Canadian dollars. We have converted the remaining performance obligations associated with these Canadian dollar-denominated contracts using the year-to-date average exchange rate of 0.7463 U.S. dollars for each Canadian dollar at December 31, 2020.
(2) Includes fixed monthly minimum commitment fees per contract and excludes constrained estimates of variable consideration for rate-escalations associated with an index, such as the consumer price index, as well as any incremental revenue associated with volume activity above the minimum volumes set forth within the contracts. Also excludes estimated constrained variable considerations included in certain of our terminalling service agreements that are based on crude oil pricing index differentials.
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

We had the following amounts outstanding associated with our contract assets on our consolidated balance sheets in the financial statement line items presented below in the following table for the indicated periods:

	December 31,
	2020	2019
	(in thousands)
Other current assets	$1,622	$171
Other current assets — related party	$—	$264
Deferred Revenue
Our deferred revenue is a form of a contract liability and consists of amounts collected in advance from customers associated with their terminalling and fleet services agreements and deferred revenues associated with make-up rights, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We currently recognize substantially all of the amounts we receive for minimum volume commitments as revenue when collected, since breakage associated with these make-up rights is currently 100% based on our expectations around usage of these options. Accordingly, we had no deferred revenues at December 31, 2020 for estimated breakage associated with the make-up rights options we granted to our customers. There were $1.1 million of deferred revenues associated with make-up rights at December 31, 2019.
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
The following table presents the amounts outstanding on our consolidated balance sheets and changes associated with the balance of our deferred revenue for the year ended December 31, 2020:

	December 31, 2019	Cash Additions for Customer Prepayments	Revenue Recognized	December 31, 2020
	(in thousands)
Deferred revenue	$6,104	$6,367	$(6,104)	$6,367
Deferred revenue — related party (1)	$1,072	$—	$(1,072)	$—
Other non-current liabilities (2)	$3,391	$6,696	$—	$10,087

(1)    Includes deferred revenue associated with customer prepayments from related parties. Refer to Note 13. Transactions with Related Parties for additional discussion of deferred revenues associated with related parties. Excludes deferred revenue from related parties associated with our fleet leases discussed below.
(2)    Includes cumulative revenue that has been deferred due to tiered billing provisions included in certain of our Canadian dollar-denominated contracts, as discussed above. As such, the change in “Other non-current liabilities” presented is higher by $73 thousand due to the impact of the change in the end of period exchange rate between December 31, 2019 and 2020.

As a result of events which have occurred subsequent to December 31, 2020, we reasonably expect that customers of our Hardisty and Stroud terminals plan to use some of their accrued deficiency credits during 2021. As such, we will be required to defer the recognition of the revenue associated with the expected usage of the deficiency credits starting in the first quarter 2021 until either the deficiency credit has been used or the likelihood of the credit’s usage has been deemed remote. Such amounts are not expected to have a material impact on our cash flows or results of operations.
Deferred Revenue — Fleet Leases
Our deferred revenue also includes advance payments from customers of our Fleet services business, which will be recognized as Fleet leases revenue when earned pursuant to the terms of our contractual arrangements. We have included $0.4 million at December 31, 2020 and 2019, in “Deferred revenue — related party” on our consolidated balance sheets associated with customer prepayments for our fleet lease agreements. Refer to Note 8. Leases for additional discussion of our lease revenues.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amount shown in our consolidated statements of cash flows for the specified periods:

	December 31,
	2020	2019	2018
	(in thousands)
Cash and cash equivalents	$3,040	$3,083	$6,439
Restricted cash	7,954	7,601	5,944
Total cash, cash equivalents and restricted cash	$10,994	$10,684	$12,383

6. ACCOUNTS RECEIVABLE
We had no allowances for doubtful accounts at December 31, 2020 and 2019. In addition, we had no bad debt expense for the years ended December 31, 2020, 2019 and 2018 in our consolidated statements of operations.

7. PROPERTY AND EQUIPMENT
Our property and equipment is composed of the following asset classifications as of the dates indicated:

	December 31,		Estimated Useful Lives (Years)
	2020	2019
	(in thousands)
Land	$10,288	$10,224	N/A
Trackage and facilities	127,401	126,008	10-30
Pipeline (1)	32,735	32,916	20-30
Equipment	17,337	16,857	3-20
Furniture	67	66	5-10
Total property and equipment	187,828	186,071
Accumulated depreciation	(48,630)	(38,919)
Construction in progress (2)	643	585
Property and equipment, net	$139,841	$147,737

(1) We did not have any capitalized interest costs included in our Pipeline assets for the years ended December 31, 2020 and 2018, and $0.6 million capitalized interest costs for the year ended December 31, 2019.
(2) The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that has not been placed into productive service as of the respective consolidated balance sheet date.
Depreciation
Depreciation expense associated with Property and equipment totaled $8.9 million, $8.1 million, and $8.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

In August 2016, we received notification from the sole customer of our San Antonio Terminal stating their intent to terminate our terminalling services agreement with them. The agreement subsequently ended in May 2017. In connection with conclusion of this agreement, the lessor of the real property upon which the San Antonio Terminal resides notified us of their intent to terminate our lease with them concurrently with the conclusion of our terminalling services agreement discussed above. As a result of these events, we recognized a non-cash impairment loss of $3.5 million for the year ended December 31, 2016, to write down the non-current assets of the terminal to fair market value, the charge for which we have included in “Depreciation and amortization” within our consolidated statements of operations. The impairment loss included an asset retirement obligation of $1.0 million for amounts we expected to spend to restore the property to its original condition. Our depreciation expense reflects a reduction to our ARO, of $0.2 million and $0.6 million for the years ended December 31, 2020 and 2019 due to a refinement of our estimates. All remediation activities associated with the ARO are now deemed complete and this position has not been disputed by the property owner. There is no remaining balance related to ARO on our consolidated balance sheet at December 31, 2020. At December 31, 2019, we had a balance of $0.2 million that was recorded in “Other current liabilities” on our consolidated balance sheet. The San Antonio Terminal was included in our Terminalling services segment as reported in our segment results included in Note 15. Segment Reporting.

8. LEASES
We have noncancelable operating leases for railcars, buildings, storage tanks, offices, railroad tracks, and land. Refer to Note 2. Summary of Significant Accounting Policies for additional discussion of our lease policies.

For the Year Ended December 31, 2020
Weighted-average discount rate	5.8%
Weighted average remaining lease term in years	1.86 years
Our total lease cost consisted of the following items for the dates indicated:

	For the Year Ended December 31,
	2020	2019
	(in thousands)
Operating lease cost	$5,940	$5,935
Short term lease cost	180	196
Variable lease cost	16	6
Sublease income	(5,372)	(5,344)
Total	$764	$793
The maturity analysis below presents the undiscounted cash payments we expect to make each period for property that we lease from others under noncancelable operating leases as of December 31, 2020 (in thousands):

2021	$5,714
2022	4,507
2023	22
Total lease payments	$10,243
Less: imputed interest	(560)
Present value of lease liabilities	$9,683

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

	For the Year Ended December 31,
	2020	2019

Lease income (1)	$9,295	$9,509
Weighted average remaining lease term in years	1.82 years

(1)    Lease income presented above includes lease income from related parties. Refer to Note 13. Transactions with Related Parties for additional discussion of lease income from related parties. Lease income associated with crude oil storage tanks we lease to customers of our terminals totaling $5.3 million and $5.5 million for the years ended December 31, 2020 and 2019, respectively, is included in “Terminalling services” revenues on our consolidated statement of operations.
The maturity analysis below presents the undiscounted future minimum lease payments we expect to receive from customers each period for property they lease from us under noncancelable operating leases as of December 31, 2020 (in thousands):

2021	$8,318
2022	5,367
Total	$13,685

9. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. Our goodwill originated from our acquisition of the Casper Terminal, which is included in our Terminalling services segment.
Historically, we tested goodwill for impairment annually based on the carrying amounts of our reporting units on the first day of the third quarter of each year, or more frequently if events or changes in circumstances suggest that the fair value of a reporting unit is less than its carrying amount. In March of 2020, we tested the goodwill associated with our Casper Terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reductions of expected throughput levels and changes in expectations for current and future contracts at the Casper Terminal. Refer to Note 1. Organization and Description of Business—Recent Events for more information.
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
5) a range of incremental volumes expected at our Casper Terminal of approximately 4,000 to 25,000 bpd for terminalling and storage services resulting from the anticipated successful completion of the Enbridge DRA project.

We measured the fair value of our Casper Terminal reporting unit by using an income analysis, market analysis and transaction analysis with weightings of 50%, 25% and 25%, respectively. Our estimate of fair value required us to use significant unobservable inputs representative of a Level 3 fair value measurement, including assumptions related to the future performance of our Casper Terminal.
We determined that the carrying amount of our Casper Terminal reporting unit exceeded its fair value at March 31, 2020. Accordingly, we recognized an impairment loss of $33.6 million in our goodwill asset and included this charge in “Goodwill impairment loss” within our consolidated statement of operations for the year ended December 31, 2020. There were no changes in the balance of goodwill for the year ended December 31, 2019. For additional information see Note 2. Summary of Significant Accounting Policies. At December 31, 2020, we had no goodwill balance in our consolidated balance sheet.
Intangible Assets
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	December 31, 2020	December 31, 2019
	(in thousands)
Carrying amount:
Customer service agreements	$125,960	$125,960
Other	106	106
Total carrying amount	126,066	126,066
Accumulated amortization:
Customer service agreements	(64,520)	(51,923)
Other	(54)	(44)
Total accumulated amortization	(64,574)	(51,967)
Total intangible assets, net	$61,492	$74,099
Our identifiable intangible assets at December 31, 2020 and 2019, originated from our acquisition of the Casper Terminal and are directly associated with our Terminalling services segment. The acquisition date fair value attributed to the intangible assets was based on the present value of the future revenue stream expected to be derived from our relationships with existing customers of the Casper Terminal and the additional service potential associated with these assets, which we expect to continue over a period of approximately 10 years. We amortize our intangibles on a straight-line basis over the 10 year estimated useful lives of these assets.
The pre-tax amortization expense associated with intangible assets totaled $12.6 million for the years ended December 31, 2020, 2019 and 2018. We expect the annual pre-tax amortization expense associated with our intangible assets at December 31, 2020, to approximate $12.6 million for each of the next four years and $11.1 million for the fifth year.
We determined the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reduction of expected throughput levels and changes in expectations for current and future contracts in our terminalling services at the Casper Terminal, was an event that required us to evaluate our Casper Terminal asset group for impairment. We tested the fair value of our Casper Terminal assets at March 31, 2020, by using projections of the undiscounted cash flows expected to be derived from the operation and disposition of the Casper Terminal asset.
The critical assumptions underlying our projections included the following:
1)a range of incremental volumes expected at our Casper Terminal of approximately 4,000 to 12,500 bpd for terminalling and storage services resulting from the anticipated successful completion of the Enbridge DRA project;

2)expected volumes for our blended services business for distribution to local refiners;
3)a 15 year remaining useful life of the primary asset, represented by our property and equipment of the Casper Terminal asset group; and
4)a residual value of 8.0x projected cash flows for the Casper Terminal at the end of the 15 year remaining life of the primary asset.
Our projections of the undiscounted cash flows expected to be derived from the operation and disposition of the Casper Terminal asset group exceeded the carrying amount of the asset group as of March 31, 2020, the date of our evaluation, indicating cash flows were expected to be sufficient to recover the carrying amount of the Casper Terminal asset group. Accordingly, we did not recognize any impairment of our asset. We have not observed any events or circumstances subsequent to our analysis that would suggest the fair value of our Casper Terminal is below its carrying amount as of December 31, 2020.

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

Additionally, we are required to maintain the following financial ratios, each determined on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, on an annualized basis):
•Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 2.50 to 1.00;
•Consolidated Net Leverage Ratio of not greater than 4.50 to 1.00 (or 5.00 to 1.00 at any time after we have issued at least $150 million of certain qualified unsecured notes and for so long as the notes remain outstanding (the “Qualified Notes Requirement”)). In addition, upon the consummation of a Specified Acquisition (as defined in our Credit Agreement), for the fiscal quarter in which the Specified Acquisition is consummated and for two fiscal quarters immediately following such fiscal quarter (the “Specified Acquisition Period”), if timely elected by us by written notice to the Administrative Agent, the maximum permitted ratio shall be increased to 5.00 to 1.00 (or 5.50 to 1.00 if the Qualified Notes Requirement has been met); and
•after we have met the Qualified Notes Requirement, a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.50 to 1.00 (or 4.00 to 1.00 during a Specified Acquisition Period).
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
As of December 31, 2020, we were in compliance with the covenants set forth in our Credit Agreement.
The weighted average interest rate on our outstanding indebtedness was 2.66% and 4.24% at December 31, 2020 and 2019, respectively, without consideration to the effect of our derivative contracts. We had interest payable of $0.1 million and $0.6 million in “Other current liabilities” on our consolidated balance sheets at December 31, 2020 and 2019, respectively.
Effective August 2020, we entered into an interest rate derivative with a notional amount of $150 million to manage our exposure to fluctuations in the rates of interest we are charged on our Credit Agreement. Refer to Note 18. Derivative Financial Instruments for additional discussion of this derivative contract.
Our long-term debt balances included the following components as of the specified dates:

	December 31,
	2020	2019
	(in thousands)
Revolving Credit Facility	$197,000	$220,000
Less: Deferred financing costs, net	(1,520)	(2,349)
Total long-term debt, net	$195,480	$217,651

We determined the capacity available to us under the terms of our Credit Agreement was as follows as of the specified dates:

	December 31,
	2020	2019
	(in millions)
Aggregate borrowing capacity under the Credit Agreement	$385.0	$385.0
Less: Revolving Credit Facility amounts outstanding	197.0	220.0
Available under the Credit Agreement based on capacity	$188.0	$165.0
Available under the Credit Agreement based on covenants (1)	$53.2	$28.8

(1)    Pursuant to the terms of our Credit Agreement, our borrowing capacity, currently, is limited to 4.5 times our trailing 12-month consolidated EBITDA, which equates to $53.2 million and $28.8 million of borrowing capacity available at December 31, 2020 and 2019. respectively.
Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Interest expense on Credit Agreement	$8,103	$11,492	$10,492
Capitalized interest on construction in progress	—	(558)	—
Amortization of deferred financing costs	829	1,072	866
Total interest expense	$8,932	$12,006	$11,358

11. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty Terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty Terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty Terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty Terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred pipeline fees of $23.9 million, $21.0 million and $21.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, which are presented as “Pipeline fees” in our consolidated statements of operations. We have included a liability related to this agreement in “Other Current Liabilities” on our consolidated balance sheets of $2.3 million and $1.2 million at December 31, 2020 and 2019, respectively. Additionally, we have an asset related to this agreement representing prepaid pipeline fees that we will recognize as expense concurrently with the recognition of the associated revenues at out Hardisty terminal in “Other non-current assets” of $2.9 million and $1.2 million at December 31, 2020 and 2019, respectively.
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

The following tables summarize the total assets and liabilities between us and the VIEs as reflected in our consolidated balance sheets at December 31, 2020 and 2019, as well as our maximum exposure to losses from entities in which we have a variable interest, but are not the primary beneficiary. Generally, our maximum exposure to losses is limited to amounts receivable for services we provided, reduced by any related liabilities.

	December 31, 2020
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable	$43	$—	$33
Deferred revenue	—	10	—
	$43	$10	$33

	December 31, 2019
	Total assets	Total liabilities	Maximum exposure to loss
	(in thousands)
Accounts receivable	$11	$—	$1
Deferred revenue	—	10	—
	$11	$10	$1
We have assigned certain payment and performance obligations under the leases and master fleet service agreements for 1,232 of the railcars to the VIEs, but we have retained certain rights and obligations with respect to the servicing of these railcars.
During the years 2020, 2019 and 2018, we provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

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
USDG is the sole owner of our general partner and at December 31, 2020, owns 11,557,090 of our common units representing a 42.3% limited partner interest in us. As of December 31, 2020, a value of up to $10.0 million of these common units were pledged as collateral under USDG’s letter of credit facility. USDG also provides us with general and administrative support services necessary for the operation and management of our business.
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
Omnibus Agreement
We are a party to an omnibus agreement with USD, USDG and certain of their subsidiaries, or Omnibus Agreement, including our general partner that provide for the following:
•our payment of an annual amount to USDG for providing certain general and administrative services by USDG and its affiliates and executive management services by officers of our general partner. We also incur and pay additional amounts that are based on the costs actually incurred by USDG and its affiliates in providing the services;
•our right of first offer to acquire any Hardisty expansion projects, as well as other additional midstream infrastructure that USD and USDG may construct or acquire in the future;
•our obligation to reimburse USDG for any out-of-pocket costs and expenses incurred by USDG in providing general and administrative services (which reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement), as well as any other out-of-pocket expenses incurred by USDG on our behalf; and
•an indemnity by USDG for certain environmental and other liabilities, and our obligation to indemnify USDG and its subsidiaries for events and conditions associated with the operation of our assets that occur after the closing of the initial public offering, or IPO, and for environmental liabilities related to our assets to the extent USDG is not required to indemnify us.
So long as USDG controls our general partner, the Omnibus Agreement will remain in full force and effect. If USDG ceases to control our general partner, either party may terminate the Omnibus Agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.
Payment of Annual Fee and Reimbursement of Expenses
We pay USDG, in equal monthly installments, the annual amount USDG estimates will be payable by us during the calendar year for providing services for our benefit. The Omnibus Agreement provides that this amount, which included a fixed annual fee of $3.3 million, $3.6 million and $3.4 million for the years ended December 31, 2020, 2019 and 2018 respectively, may be adjusted annually to reflect, among other things, changes in the scope of the general and administrative services provided to us due to a contribution, acquisition or disposition of assets by us, or our subsidiaries, or for changes in any law, rule or regulation applicable to us, which affects the cost of providing the general and administrative services. We also reimburse USDG for any out-of-pocket costs and expenses incurred on our behalf in providing general and administrative services to us. This reimbursement is in addition to the amounts we pay to reimburse our general partner and its affiliates for certain costs and expenses incurred on our behalf for managing our business and operations, as required by our partnership agreement.
The total amounts charged to us under the Omnibus Agreement for the years ended December 31, 2020, 2019 and 2018 was $7.4 million, $8.1 million and $7.6 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of operations. We had a payable balance of $0.3 million and $0.4 million with respect to these costs at December 31, 2020 and 2019, respectively, included in “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.
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
Indemnification
USDG indemnifies us for liabilities, subject to an aggregate deductible of $500,000 relating to:
•the consummation of the IPO contribution transactions;
•events and conditions associated with any assets retained by USDG; and
•all tax liabilities attributable to the assets contributed to us that arose prior to the closing of the IPO or otherwise related to USDG’s contribution of those assets to us in connection with the IPO.
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
Hardisty Terminal Services Agreement
We entered into a terminal services agreement with USDTC II during the third quarter of 2019, whereby Hardisty South will provide terminalling services for a third-party customer of our Hardisty Terminal for contracted capacity that exceeds the transloading capacity currently available. We incurred $8.3 million and $5.0 million of expenses pursuant to the arrangement for the years ended December 31, 2020 and 2019, respectively, which amounts are included in “Operating and maintenance expense — related party” in our consolidated statements of operations. These costs represent the same rate, on a per barrel basis, that we received as revenue from our third-party customer, which is included in “Terminalling Services” revenue in our consolidated statements of operations. Additionally, in conjunction with the agreement, we recorded a contract asset of $1.7 million at December 31, 2020 on our consolidated balance sheet in “Other non-current assets — related party”, representing long-term prepaid expense associated with this agreement due to tiered billing provisions in the related terminalling services agreements. We had no recorded asset at December 31, 2019 associated with this agreement.
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
In connection with our purchase of the Stroud Terminal, we also entered into a Marketing Services Agreement with USDM, as discussed above. Pursuant to the terms of the agreement, we receive a fixed amount per barrel from USDM in exchange for marketing the additional capacity available at the Stroud Terminal. We also received revenue for providing additional terminalling services at our Hardisty Terminal to USDM pursuant to the terms of its agreement with us. Additionally, effective January 2019, we entered into a six month terminalling services agreement with USDM at our Casper Terminal to maximize utilization of available terminalling and storage capacity by offering these services to customers on an uncommitted basis at current market rates. This agreement automatically renews for successive periods of six months on an evergreen basis unless otherwise canceled by either party. We include amounts received pursuant to these arrangements as revenue in the table below under “Terminalling services — related party” in our consolidated statements of operations. Additionally, we received revenue from USDM for the lease of 200 railcars pursuant to the terms of an existing agreement with us, which is included in the table below under “Fleet leases — related party” and “Fleet Services — related party” and in our consolidated statements of operations.
Our related party revenue from USD and affiliates are presented below in the following table for the indicated periods:

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Terminalling services — related party	$10,031	$19,580	$22,149
Fleet leases — related party	3,935	3,935	3,935
Fleet services — related party	910	910	910
Freight and other reimbursables — related party	66	238	4
	$14,942	$24,663	$26,998

We had the following amounts outstanding with USD and affiliates on our consolidated balance sheets as presented below in the following table for the indicated periods:

	December 31,
	2020	2019
	(in thousands)
Accounts receivable — related party	$2,460	$1,778
Accounts payable and accrued expenses — related party (1)	$64	$87
Other current and non-current assets — related party (2)	$1,721	$358
Deferred revenue — related party (3)	$410	$1,482

(1)Includes amounts payable to a related party pursuant to the Hardisty Terminal Services Agreement, discussed above, as well as other accounts payable related party amounts associated with our terminalling services business. Does not include amounts payable to related parties associated with the Omnibus Agreement, as discussed above.
(2)Represents a contract asset associated with a lease agreement with USDM and cumulative revenue that has been recognized in advance of billing the customer due to tiered billing provisions. Refer to Note 4. Revenue for further discussion. Also includes a contract asset associated with the Hardisty Terminal Services Agreement with USDTC II, as discussed above.
(3)Represents deferred revenues associated with our terminalling and fleet services agreements with USD and affiliates for amounts we have collected from them for their prepaid leases and prepaid minimum volume commitment fees.

Cash Distributions
We paid the following aggregate cash distributions to USDG as a holder of our common units and with respect to the February 2020 payment date and dates before, the sole owner of our subordinated units and to USD Partners GP LLC as sole holder of our general partner interest and IDRs.

For the Year Ended December 31, 2020
Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 30, 2020	February 10, 2020	February 19, 2020	$4,276	$372
April 23, 2020	May 5, 2020	May 15, 2020	1,283	51
July 23, 2020	August 4, 2020	August 14, 2020	1,283	51
October 22, 2020	November 3, 2020	November 13, 2020	1,283	51
			$8,125	$525

For the Year Ended December 31, 2019
Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 31, 2019	February 11, 2019	February 19, 2019	$4,161	$285
April 26, 2019	May 7, 2019	May 15, 2019	4,189	308
July 24, 2019	August 6, 2019	August 14, 2019	4,218	329
October 24, 2019	November 4, 2019	November 14, 2019	4,247	351
			$16,815	$1,273

For the Year Ended December 31, 2018
Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
February 1, 2018	February 12, 2018	February 16, 2018	$4,045	$238
April 26, 2018	May 7, 2018	May 11, 2018	4,074	249
July 27, 2018	August 7, 2018	August 14, 2018	4,103	261
October 25, 2018	November 6, 2018	November 14, 2018	4,132	272
			$16,354	$1,020

14. COMMITMENTS AND CONTINGENCIES
Rail Service Agreements
We have rail service agreements at our terminal facilities with labor service providers that expired at various dates through 2020. After the initial term of the agreements, the rail service contracts will continue to be in effect for consecutive one-year terms unless either party provides the other party written notice prior to the end of the term. Under these agreements, we incurred $10.8 million, $14.8 million and $13.8 million in service fees for the years ended December 31, 2020, 2019 and 2018, respectively, which are recorded in “Subcontracted rail services” within our consolidated statements of operations.
Operating Leases and Fleet Lease Income
We have non-cancellable operating leases for railroad tracks, land surfaces, and railcars. We incurred $6.4 million in lease expenses and other rental charges for buildings, storage tanks, offices, tracks, land and railcars for the year ended December 31, 2018, which is recorded in “Operating and maintenance” within our consolidated statements of operations.
We adopted the provisions of ASC 842 as of January 1, 2019. We applied the provisions of ASC 840 in years prior to 2019, which was applicable during the periods presented above. Refer to Note 8. Leases for lease expense for the year ended December 31, 2020 and 2019 and a further discussion on our current leases.
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

	For the Year Ended December 31, 2020
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$104,053	$—	$—	$104,053
Terminalling services — related party	10,031	—	—	10,031
Fleet leases — related party	—	3,935	—	3,935
Fleet services	—	203	—	203
Fleet services — related party	—	910	—	910
Freight and other reimbursables	744	101	—	845
Freight and other reimbursables — related party	—	66	—	66
Total revenues	114,828	5,215	—	120,043
Operating costs
Subcontracted rail services	10,845	—	—	10,845
Pipeline fees	23,862	—	—	23,862
Freight and other reimbursables	744	167	—	911
Operating and maintenance	14,650	4,096	—	18,746
Selling, general and administrative	5,767	879	11,611	18,257
Goodwill impairment loss	33,589	—	—	33,589
Depreciation and amortization	21,496	—	—	21,496
Total operating costs	110,953	5,142	11,611	127,706
Operating income (loss)	3,875	73	(11,611)	(7,663)
Interest expense	—	—	8,932	8,932
Loss associated with derivative instruments	—	—	3,896	3,896
Foreign currency transaction loss	188	1	78	267
Other income, net	(891)	(7)	(5)	(903)
Provision for (benefit from) income taxes	453	(494)	—	(41)
Net income (loss)	$4,125	$573	$(24,512)	$(19,814)
Total assets	$228,214	$8,668	$666	$237,548
Capital expenditures	$484	$—	$—	$484

	For the Year Ended December 31, 2019
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$87,173	$—	$—	$87,173
Terminalling services — related party	19,580	—	—	19,580
Fleet leases— related party	—	3,935	—	3,935
Fleet services	—	208	—	208
Fleet services — related party	—	910	—	910
Freight and other reimbursables	1,164	448	—	1,612
Freight and other reimbursables — related party	7	231	—	238
Total revenues	107,924	5,732	—	113,656
Operating costs
Subcontracted rail services	14,777	—	—	14,777
Pipeline fees	20,971	—	—	20,971
Freight and other reimbursables	1,171	679	—	1,850
Operating and maintenance	11,848	4,069	—	15,917
Selling, general and administrative	6,159	964	11,721	18,844
Goodwill impairment loss	—	—	—	—
Depreciation and amortization	20,664	—	—	20,664
Total operating costs	75,590	5,712	11,721	93,023
Operating income (loss)	32,334	20	(11,721)	20,633
Interest expense	—	—	12,006	12,006
Loss associated with derivative instruments	—	—	1,420	1,420
Foreign currency transaction loss (gain)	(90)	9	446	365
Other income, net	(324)	—	(12)	(336)
Provision for income taxes	634	28	—	662
Net income (loss)	$32,114	$(17)	$(25,581)	$6,516
Total assets	$276,248	$12,398	$920	$289,566
Capital expenditures	$8,440	$—	$—	$8,440

	For the Year Ended December 31, 2018
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$88,066	$—	$—	$88,066
Terminalling services — related party	22,149	—	—	22,149
Fleet leases — related party	—	3,935	—	3,935
Fleet services	—	573	—	573
Fleet services — related party	—	910	—	910
Freight and other reimbursables	1,440	2,149	—	3,589
Freight and other reimbursables — related party	3	1	—	4
Total revenues	111,658	7,568	—	119,226
Operating costs
Subcontracted rail services	13,785	—	—	13,785
Pipeline fees	21,679	—	—	21,679
Freight and other reimbursables	1,443	2,150	—	3,593
Operating and maintenance	6,375	4,820	—	11,195
Selling, general and administrative	5,507	1,321	11,594	18,422
Goodwill impairment loss	—	—	—	—
Depreciation and amortization	21,103	—	—	21,103
Total operating costs	69,892	8,291	11,594	89,777
Operating income (loss)	41,766	(723)	(11,594)	29,449
Interest expense	—	—	11,358	11,358
Gain associated with derivative instruments	—	—	(374)	(374)
Foreign currency transaction loss (gain)	138	(14)	(138)	(14)
Other expense, net	16	—	—	16
Provision for (benefit from) income taxes	(2,709)	43	(3)	(2,669)
Net Income (loss)	$44,321	$(752)	$(22,437)	$21,132
Total assets	$282,523	$1,966	$2,806	$287,295
Capital expenditures	$8,816	$—	$—	$8,816

Segment Adjusted EBITDA
The following tables present the computation of Segment Adjusted EBITDA, which is a measure determined in accordance with GAAP, for each of our segments for the periods indicated:

	For the Years Ended December 31,
Terminalling Services Segment	2020	2019	2018
	(in thousands)
Net income	$4,125	$32,114	$44,321
Interest income, net (1)	(25)	(58)	(2)
Depreciation and amortization	21,496	20,664	21,103
Provision for (benefit from) income taxes	453	634	(2,709)
Foreign currency transaction loss (gain) (2)	188	(90)	138
Loss associated with disposal of assets	—	57	73
Goodwill impairment loss	33,589	—	—
Non-cash deferred amounts (3)	1,637	2,809	(205)
Segment Adjusted EBITDA	$61,463	$56,130	$62,719

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

	For the Years Ended December 31,
Fleet Services Segment	2020	2019	2018
	(in thousands)
Net income (loss)	$573	$(17)	$(752)
Provision for (benefit from) income taxes	(494)	28	43
Interest income (1)	(7)	—	—
Foreign currency transaction loss (gain) (2)	1	9	(14)
Segment Adjusted EBITDA	$73	$20	$(723)

(1)    Represents interest income associated with our Fleet Services segment that is included in “Other expense (income)” in our consolidated statements of operations.
(2)    Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

The following tables summarize the geographic data for our continuing operations. Revenues are attributed to countries based on the local currency of our reporting subsidiaries for which the obligation is performed.

	For the Year Ended December 31, 2020
	U.S.	Canada	Total
	(in thousands)
Revenues
Third party	$30,838	$74,263	$105,101
Related party	$9,051	$5,891	$14,942
Total assets	$165,131	$72,417	$237,548

	For the Year Ended December 31, 2019
	U.S.	Canada	Total
	(in thousands)
Revenues
Third party	$32,459	$56,534	$88,993
Related party	$9,013	$15,650	$24,663
Total assets	$218,778	$70,788	$289,566

	For the Year Ended December 31, 2018
	U.S.	Canada	Total
	(in thousands)
Revenues
Third party	$44,570	$47,658	$92,228
Related party	$7,214	$19,784	$26,998
Total assets	$224,588	$62,707	$287,295

16. INCOME TAXES
U.S. Federal and State Income Taxes
We are treated as a partnership for U.S. federal and most state income tax purposes, with each partner being separately taxed on their share of our taxable income. We have elected to classify one of our subsidiaries, USD Rail LP, as an entity taxable as a corporation for U.S. federal income tax purposes due to treasury regulations that do not permit the income of this subsidiary to be classified as “qualifying income” as such term is defined in §7704(d) of the Internal Revenue Code of 1986 as amended, or the Code. We are also subject to state franchise tax in the state of Texas, which is treated as an income tax under the applicable accounting guidance. Our U.S. federal income tax expense is based on the statutory federal income tax rate of 21% as applied to USD Rail LP’s taxable loss of $0.2 million for the years ended December 31, 2020 and 2019, and loss of $1.3 million, for the year ended December 31, 2018.
Foreign Income Taxes
Our Canadian operations are conducted through entities that are subject to Canadian federal and Alberta provincial income taxes. The Canadian federal income tax on business income is currently 15%. In June 2019, the Canadian province of Alberta enacted a tax rate decrease that reduced the tax rate on business income from the previous rate of 12% to an ultimate rate of 8% effective for 2022. The reduction in the tax rate on business income was originally phased in over three years beginning with a reduction to a rate of 11% effective July 1, 2019, with further reductions of 1% in each successive year until it reached 8% on January 1, 2022. In December 2020, the Alberta government passed legislation accelerating the change to 8% to be effective as of July 1, 2020. As a result, the Alberta tax rate on business income for Alberta businesses in 2020 is 9%, representing a blended rate of 10% from January 1, 2020 through June 30, 2020, and 8% from July 1, 2020 through December 31, 2020. For the 2021 year forward the Alberta tax rate on business income will be 8% resulting in a combined Canadian tax rate of 23%.
We recognize income tax expense in our consolidated financial statements based upon enacted rates in effect for the periods presented. As such for the year ended December 31, 2020, income tax expense for our Canadian operations is determined based upon the combined federal and provincial income tax rate of 24%, representing a 15% federal income tax rate and a 9% provincial income tax rate. For the years ended December 31, 2019 and 2018, income tax expense of our Canadian operations was determined based on the combined federal and provincial income tax rate of 26.5% and 27%, respectively. The combined income tax rate of 23%, representing a 15% federal income tax rate and an 8% provincial income tax rate, in effect as of January 1, 2021 forward, was used to compute the deferred income tax benefit, representing the impact of temporary differences that are expected to reverse in the future.

CARES Act
On March 27, 2020, the CARES Act was signed into law. The CARES Act is an emergency economic stimulus package enacted in response to the coronavirus outbreak which, among other measures, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for tax years ending before the date of enactment. For us, the most significant change included in the CARES Act was the impact to U.S. net operating loss carryback provisions. U.S. net operating losses incurred in tax years 2018, 2019, and 2020 can now be carried back to the preceding five tax years and may be used to fully offset taxable income (i.e., they are not subject to the 80% net income offset limitation of Section 172 of the U.S. Tax Code).
As a result of these CARES Act changes, for the year ended December 31, 2020 we recognized a current tax benefit of $536 thousand, for a claimable tax refund by carrying back to 2015 and 2017 the U.S. net operating losses incurred in 2018, 2019, and 2020. We also recognized a one-time deferred tax expense of $46 thousand in the first quarter of 2020 due to the net effect of utilizing all U.S. net operating loss deferred tax assets and releasing the corresponding U.S. valuation allowance as of December 31, 2019. The tax impacts of the CARES Act were computed with the best available information, and will be adjusted after the 2020 U.S. tax return is finalized. However, we do not expect these adjustments to result in a material change to the tax provision in future periods.
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
Consolidated Provision for (Benefit from) Income Taxes
The domestic and foreign components of our income (loss) before income taxes is presented in the following table:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Domestic	$(20,882)	$4,497	$28,918
Foreign	1,027	2,681	(10,455)
Income (loss) before income taxes	$(19,855)	$7,178	$18,463

Effective Income Tax Rate Reconciliation
The following table presents a reconciliation of our income tax based on the U.S. federal statutory income tax rate and our effective income tax rate:

	Years Ended December 31,
	2020		2019		2018
	(in thousands)
Income tax expense (benefit) at the U.S. federal statutory rate	$(4,169)	21%	$1,507	21%	$3,877	21%
Amount attributable to partnership not subject to income tax	4,388	(22)%	(957)	(13)%	(6,193)	(34)%
Foreign income tax rate differential	194	(1)%	140	2%	(605)	(3)%
Alberta provincial tax rate change	—	—%	(56)	(1)%	—	—%
State income tax expense	—	—%	22	—%	31	—%
Tax incentives	(472)	2%	—	—%	—	—%
Other	—	—%	—	—%	30	—%
Change in valuation allowance	18	—%	6	—%	191	1%
Provision for (benefit from) income taxes	$(41)	—%	$662	9%	$(2,669)	(15)%
We determined our year-to-date 2020 provision for income taxes using an estimated annual effective income tax rate of 0% on a consolidated basis for fiscal year 2020. This rate incorporates the applicable income tax rates of the various domestic and foreign tax jurisdictions to which we are subject.

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Current income tax expense
U.S. federal income tax expense (benefit)	$(536)	$—	$4
State income tax expense	—	28	16
Canadian federal and provincial income tax expense	1,468	555	1,282
Total current income tax expense	932	583	1,302
Deferred income tax expense (benefit)
U.S. federal income tax expense	39	—	16
Canadian federal and provincial income tax expense (benefit)	(1,012)	79	(3,987)
Total change in deferred income tax expense (benefit)	(973)	79	(3,971)
Provision for (benefit from) income taxes	$(41)	$662	$(2,669)
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

	December 31, 2020
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Property and equipment	$—	$619	$619
Capital loss carryforwards	—	414	414
Operating loss carryforwards	31	—	31
Deferred income tax liabilities
Prepaid expenses	(71)	—	(71)
Unbilled revenue	—	—	—
Valuation allowance	—	(414)	(414)
Deferred income tax asset (liability), net	$(40)	$619	$579

	December 31, 2019
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Property and equipment	$—	$272	$272
Capital loss carryforwards	—	387	387
Operating loss carryforwards	320	—	320
Deferred income tax liabilities
Prepaid expenses	(46)	—	(46)
Unbilled revenue	—	(730)	(730)
Valuation allowance	(274)	(387)	(661)
Deferred income tax liability, net	$—	$(458)	$(458)
We had $0.1 million loss carryforwards for U.S. federal tax purposes remaining at December 31, 2020. We had loss carryforwards of $1.5 million remaining as of December 31, 2019. The loss carryforward amount originated in 2019. We had loss carryforwards for Canadian tax purposes of $4.7 million and $4.3 million as of December 31, 2020 and 2019, respectively. The portion of our Canadian losses for capital items amount to $3.6 million and do not expire under currently enacted Canadian tax law, while $1.1 million of the losses relates to Canadian operating losses and will expire between 2034 and 2040.
We are subject to examination by the taxing authorities for the years ended December 31, 2019, 2018 and 2017. We did not have any unrecognized income tax benefits or any income tax reserves for uncertain tax positions as of December 31, 2020 and 2019.

17. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK
The following tables provide the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

	For the Year Ended December 31, 2020
	Total Revenues by Major Customer (in thousands)	Percentage of Total Company Revenues	Percentage of Customer Revenues in Terminalling Services Segment	Percentage of Customer Revenues in Fleet Services Segment
Customer A	$45,021	38%	100%	—%
Customer B	$21,860	18%	100%	—%
Customer C	$16,227	14%	100%	—%
Customer D	$15,044	13%	67%	33%
Customer E	$13,289	11%	100%	—%

	For the Year Ended December 31, 2019
	Total Revenues by Major Customer (in thousands)	Percentage of Total Company Revenues	Percentage of Customer Revenues in Terminalling Services Segment	Percentage of Customer Revenues in Fleet Services Segment
Customer A	$34,908	31%	100%	—%
Customer B	$13,558	12%	100%	—%
Customer C	$12,634	11%	100%	—%
Customer D	$24,677	22%	79%	21%
Customer E	$8,819	8%	100%	—%
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

In November 2017, we entered into a five-year interest rate collar contract with a $100 million notional value. The collar established a range where we paid the counterparty if the one-month Overnight Index Swap, or OIS, fell below the established floor rate of 1.70%, and the counterparty paid us if the one-month OIS rate exceeded the established ceiling rate of 2.50%. The collar settled monthly through the termination date. No payments or receipts were exchanged on the interest rate collar contracts unless interest rates rose above or fell below the pre-determined ceiling or floor rate. Prior to February 2019, our interest rate collar contract discussed above was based on one-month LIBOR, which is being phased out by financial institutions in the United States.
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
Derivative Positions
We recorded all of our derivative financial instruments at their fair values in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	December 31,
	2020	2019
	(in thousands)
Other current liabilities	$(1,086)	$(139)
Other non-current liabilities	(2,743)	(687)
	$(3,829)	$(826)

We have not designated our derivative financial instruments as hedges of our interest rates exposure. As a result, changes in the fair value of these derivatives are recorded as “Loss (gain) associated with derivative instruments” in our consolidated statements of operations. The gains or losses associated with changes in the fair value of our derivative contracts do not affect our cash flows until the underlying contract is settled by making or receiving a payment to or from the counterparty. In connection with our derivative activities, we recognized the following amounts during the periods presented:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Loss (gain) associated with derivative instruments	$3,896	$1,420	$(374)

We determine the fair value of our derivative financial instruments using third-party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.
The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

			December 31, 2020	December 31, 2019
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Swap Agreements
Swap maturing August 2025	$150,000,000	0.84%	$(3,829)	$—

			December 31, 2020	December 31, 2019
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Collar Agreements
Ceiling	$100,000,000	2.5%	$—	$83
Floor	$100,000,000	1.7%	—	(909)
Total			$—	$(826)
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
In February 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final vesting tranche of 38,750 Class A units vested and was converted into our common units. We determined that each vested Class A unit would receive one common unit at conversion based upon our distributions paid for the four preceding quarters. As a result, the final tranche of 38,750 Class A units were converted into 38,750 common units and no Class A units remain outstanding at December 31, 2020. Our Class A units were limited partner interests in us that entitled the holders to nonforfeitable distributions that were equivalent to the distributions paid with respect to our common units (excluding any arrearages of unpaid minimum quarterly distributions from prior quarters) and, as a result, were considered participating securities. Our Class A units did not have voting rights and vested in four equal annual installments over the four years following the consummation of our IPO only if we grew our annualized distributions each year. If we did not achieve positive distribution growth in any of those years, the Class A units that would otherwise vest for that year would have been forfeited. The Class A units contained a conversion feature, which, upon vesting, provided for the conversion of the Class A units into common units based on a conversion factor that was tied to the level of our distribution growth for the applicable year. The conversion factor was 1.00 for the first vesting tranche, 1.50 for the second vesting tranche, 1.00 for the third vesting tranche, and 1.00 for the fourth vesting tranche.
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
Pursuant to the terms of the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, which we refer to as the A/R LTIP, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 519,850 vested during 2020, of which 340,114 were converted into our common units after 179,736 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 20. Unit Based Compensation.
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.2875 per unit ($1.15 per unit on an annualized basis) on all of our units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis. The amount of distributions we pay under our cash distribution policy and the decision to make any distributions are determined by our general partner. For the quarter ended December 31, 2020, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.111 per unit on all of our units.

20. UNIT BASED COMPENSATION
Class A units
As provided for in our partnership agreement, we granted 250,000 non-voting Class A units to certain executive officers and other key employees of our general partner who provided services to us, of which 38,750 were outstanding as of December 31, 2018. In February 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final vesting tranche of 38,750 Class A units vested based upon our distributions paid for the four preceding quarters and were converted on a basis of one common unit for each Class A unit. As a result we converted 38,750 class A units into 38,750 common units in 2019 and no Class A units remained outstanding at December 31, 2020 or 2019. The grant date average fair value of all Class A units was $25.71 per unit at December 31, 2018.

	Years Ended December 31,
	2020	2019	2018
Class A units outstanding at beginning of period	—	38,750	82,500
Vested	—	(38,750)	(38,750)
Forfeited	—	—	(5,000)
Class A units outstanding at end of period	—	—	38,750
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
We measured the compensation cost associated with the Class A units based on the fair value at the October 15, 2014 effective date of the grant. We determined the fair value of our Class A units at the grant date to be $25.71 per Class A unit based on the market price of the underlying common units on the date of our IPO, adjusted for vesting probabilities associated with the performance-based vesting requirements and the present value of the expected distributions. We assumed distribution rates ranging from $0.2438 per quarter to $0.4905 per quarter during the vesting period which we discounted assuming a 13% annual cost of equity. For the year ended December 31, 2018, we revised our assumptions regarding the vesting probabilities associated with the performance-based vesting requirements to reflect our current expectations regarding future quarterly distribution rates. We did not assume any forfeitures in our initial determination of fair value, although we reflected actual forfeitures in our determination of compensation expense with respect to the Class A units.
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
We recognized compensation expense in “Selling, general and administrative” with regard to our Class A units for the following amounts during the periods presented:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Selling, general and administrative	$—	$14	$259
Each holder of a Class A unit was entitled to nonforfeitable cash distributions equal to the product of the number of Class A units outstanding for the participant and the cash distribution per unit paid to our common unitholders. These distributions were included in “Distributions” as presented in our consolidated statements of cash flows and our consolidated statements of partners’ capital. However, any distributions paid on Class A units that were forfeited were reclassified to unit based compensation expense when we determined that the Class A units were not expected to vest. We had no compensation expense recognized for distributions paid on Class A units that were not expected to vest for the year ended December 31, 2020 or 2019. We recognized compensation expense of $15 thousand for the year ended December 31, 2018, for distributions paid on Class A units that were forfeited.
Long-term Incentive Plan
The total number of Phantom Units authorized for issuance under the A/R LTIP that became effective in November 2017 was 3,654,167. In 2020, 2019 and 2018, the board of directors of our general partner, acting in its capacity as the general partner, approved the grant of 694,140, 633,637 and 553,940 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our A/R LTIP. At December 31, 2020, we had 975,927 Phantom Units remaining available for issuance. The Phantom Units are subject to all of the terms and conditions of the A/R LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount based on an allocation formula which included a percentage multiplier of the grantee’s base salary, among other factors, converted to a number of units based on the closing price of one of our common units preceding the grant date, as determined by the board of directors of our general partner and quoted on the NYSE.
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
The following table presents the award activity for our Equity-classified Phantom Units:

	Independent Director and Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom unit awards at December 31, 2017	24,999	1,111,849	$10.90
Granted	34,611	487,839	$11.54
Vested	(24,999)	(412,263)	$10.89
Forfeited	—	(56,740)	$11.07
Phantom unit awards at December 31, 2018	34,611	1,130,685	$11.19
Granted	37,139	544,857	$11.37
Vested	(34,611)	(419,723)	$11.00
Forfeited	—	(3,275)	$10.99
Phantom unit awards at December 31, 2019	37,139	1,252,544	$11.34
Granted	40,065	594,912	$10.15
Vested	(37,139)	(482,711)	$10.84
Forfeited	—	(39,908)	$11.06
Phantom unit awards at December 31, 2020	40,065	1,324,837	$10.98

The following table presents the award activity for our Liability-classified Phantom Units:

	Independent Director and Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2017	8,333	27,794	$11.29
Granted	11,348	20,142	$11.55
Vested (1)(2)	(8,333)	(18,671)	$11.55
Phantom unit awards at December 31, 2018	11,348	29,265	$11.98
Granted	12,177	39,464	$11.37
Vested (1)(2)	(11,348)	(24,109)	$11.06
Phantom unit awards at December 31, 2019	12,177	44,620	$11.53
Granted	13,136	46,027	$10.15
Vested (1)(2)	(12,177)	(31,363)	$11.23
Phantom unit awards at December 31, 2020	13,136	59,284	$10.58

(1)    Phantom Units granted to employees domiciled in Canada vested on December 31, 2020, 2019 and 2018 at the closing price for our common units as quoted on the NYSE. We paid $107 thousand, $239 thousand and $195 thousand, respectively, for Phantom Units granted to employees domiciled in Canada that vested on December 31, 2020, 2019 and 2018.
(2)    Phantom Unit grants to Directors and independent consultants domiciled in Canada vested on February 16, 2020, 2019, and 2018 at the closing price for our common units as quoted on the NYSE, resulting in our payment of $124 thousand, $129 thousand and $96 thousand, respectively, for the vested Phantom Units.

The total fair value of all Phantom Units that vested in 2020, 2019 and 2018 was $5.4 million, $5.5 million, and $5.3 million, respectively, which included cash payments of $231 thousand, $368 thousand, and $291 thousand respectively, for Liability-classified Phantom Units.

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

For the year ended December 31, 2020, we recognized $6.6 million of compensation expense associated with outstanding Phantom Units and $6.1 million for each of the years ended December 31, 2019 and 2018. As of December 31, 2020, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $9.7 million, which we expect to recognize over a weighted average period of 2.40 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.

We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Equity-classified Phantom Units (1)	$933	$1,832	$1,712
Liability-classified Phantom Units	57	104	76
Total	$990	$1,936	$1,788

(1)     We reclassified $58 thousand, $8 thousand and $84 thousand for the years ended December 31, 2020, 2019 and 2018, respectively, to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited.

21. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Cash paid for income taxes, net	$324	$1,206	$814
Cash paid for interest, net of amount capitalized	$8,593	$11,217	$10,038
Cash paid for operating leases (1)	$6,477	$6,101	$—

(1)    We adopted the provisions of ASC 842 as of January 1, 2019. We applied the provisions of ASC 840 in years prior to 2019, which did not produce comparable amounts to disclose for the prior year presented.

The following table provides supplemental information for the item labeled “Other” in the “Net cash provided by operating activities” section of our consolidated statements of cash flows:

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Loss associated with disposal of assets	$—	$57	$73
Amortization of deferred financing costs	829	1,072	866
	$829	$1,129	$939
Non-cash activities
Pursuant to the Marketing Services agreement previously discussed, USDM provided a steaming solution at our Stroud terminal to alleviate operational railcar unloading issues that resulted from cold weather at the terminal. The construction of the steaming equipment was completed in July 2018 and contributed to us. The non-cash capital contribution was valued at $3.4 million in tangible property to us and increased the capital account of our general partner, representing a non-cash investing and financing activity for cash flow purposes.

At December 31, 2020 and 2019, we had non-cash investing activities for capital expenditures for property and equipment that were financed through “Accounts payable and accrued expenses” as presented in the table below for the periods indicated:

	For the Year Ended December 31,
	2020	2019
	(in thousands)
Property, plant and equipment financed through Accounts payable and accrued expenses	$(265)	$186

We recorded $3.1 million and $17.3 million of right-of-use lease assets and the associated liabilities on our consolidated balance sheet as of December 31, 2020 and 2019, respectively, representing non-cash activities resulting from either new or extended lease agreements or from our adoption and implementation of ASC 842. See Note 2. Summary of Significant Accounting Pronouncements and Note 8. Leases for further discussion.

22. SUBSEQUENT EVENTS
Distribution to Partners
On January 28, 2021, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.111 per unit, or $0.444 per unit on an annualized basis, for the three months ended December 31, 2020. Consistent with the distribution declared in the prior quarters, the distribution represents a decrease of $0.259, or 70% below the distribution with respect to the fourth quarter of 2019. We paid the distribution on February 19, 2021, to unitholders of record at the close of business on February 10, 2021. We paid $1.7 million to our public common unitholders, $1.3 million to USDG as the holder of our common units and $51 thousand to USD Partners GP LLC for its general partner interest.
Long-term Incentive Plan
In February 2021, awards of 570,715 Phantom Units vested. The following table provides details of these vested awards:

	Phantom Units Vested	Common Units Issued (1)	Cash Paid (2) (in thousands)
U.S. domiciled directors and independent consultants	40,065	40,065	$—
U.S. domiciled employee	517,514	339,661	—
Canadian domiciled directors and independent consultants	13,136	—	63
	570,715	379,726	$63

(1)    Upon vesting, one common unit is issued for each equity classified Phantom Unit that vests. Employees have the option of using a portion of their vested Phantom Units to satisfy any tax liability resulting from the vesting and as a result, the actual number of common units issued may be less than the number of Phantom Units that vest.
(2)    Each Liability-classified Phantom Unit that vests is redeemed in cash for an amount equivalent to the closing market price of one of our common units on the vesting date, which was $4.82.
Additionally, in February 2021, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner approved the grant of 667,333 Phantom Units to directors and employees of our general partner and its affiliates under the A/R LTIP. The Phantom Units are subject to all of the terms and conditions of the Award Agreements. Following the February 2021 Phantom Unit award activity, we have 499,583 Phantom Units available for grant pursuant to the A/R LTIP. Phantom unit awards generally represent rights to receive our common units or, with respect to awards granted to individuals domiciled in Canada, cash equal to the fair value of our common units upon vesting. The Award Agreements granted to employees of our general partner generally vest in four equal annual installments. Awards to independent directors of the board of our general partner vest over a one year period following the grant date.
Revolving Credit Facility Activity
Subsequent to December 31, 2020, we repaid $5.0 million under the terms of our existing $385 million Revolving Credit Facility. Our borrowings under the Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 1.00% to 2.00%, or at LIBOR or a comparable or successor rate plus an applicable margin ranging from 2.00% to 3.00%. The Credit Agreement provides for borrowings of up to $385 million, expandable to $500 million, with lender consent, and expires on November 2, 2022. As of March 2, 2021, we had amounts outstanding of $192.0 million under the Revolving Credit Facility and $193.0 million available for borrowings under the Revolving Credit Facility based on capacity that is subject to certain covenants. Refer to Note 10. Debt for more information.

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
Our internal control over financial reporting includes policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and dispositions of assets of the Partnership;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with the authorizations of the Partnership’s management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the Partnership’s financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies or procedures may deteriorate.
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020, with the participation of our principal executive officer and principal financial officer, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting
We did not make any changes in our internal control over financial reporting during the three months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Set forth below is information concerning the directors and executive officers of our general partner, USD Partners GP LLC as of December 31, 2020. Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. The following table shows information for the executive officers and directors of USD Partners GP LLC:

Name	Age	Position

Dan Borgen	59	Chairman of the Board, Chief Executive Officer and President
Josh Ruple	40	Senior Vice President, Chief Operating Officer
Adam Altsuler	47	Senior Vice President, Chief Financial Officer
Keith Benson	48	General Counsel
Schuyler Coppedge	47	Director
Mike Curry	67	Director
Douglas Kimmelman	60	Director
Francesco Ciabatti	32	Director
Jane O’Hagan	57	Director
Brad Sanders	63	Director
Stacy Smith	52	Director
Jeff Wood	50	Director
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
Adam Altsuler.    Mr. Altsuler has been Senior Vice President and Chief Financial Officer of our general partner since January 1, 2018. In addition he has served as Principal Accounting Officer since March 2020. Prior to that, Mr. Altsuler served as Vice President and Chief Financial Officer from June 2014 to December 2017, after joining USD in April 2014 as Vice President, Finance with a primary focus on corporate finance, financial planning, treasury, capital markets and investor relations activities. From 2009 to 2014, Mr. Altsuler served in various leadership roles at Eagle Rock Energy Partners, a master limited partnership headquartered in Houston, Texas, most recently serving as Vice President and Treasurer. Prior to joining Eagle Rock, Mr. Altsuler was an Investment Analyst at Kenmont Investments, an energy-focused hedge fund located in Houston, where he managed the fund’s master limited partnership investment portfolio from 2007 to 2009. Prior to Kenmont, Mr. Altsuler worked the majority of his career in investment banking with Donaldson, Lufkin and Jenrette/Credit Suisse First Boston and a boutique investment bank in Dallas and San Francisco. Mr. Altsuler graduated from the University of Texas at Austin with a BBA in Finance and received an MBA from Rice University, graduating Beta Gamma Sigma. Mr. Altsuler currently serves on the Advisory Council for the University of Texas, McCombs Energy Initiative.
Keith Benson.    Mr. Benson became General Counsel of our general partner and Co-General Counsel of USD in March 2015. Mr. Benson also serves as a Director of Landmark Infrastructure Partners GP LLC, the general partner of Landmark Infrastructure Partners LP. From January 2008 through February 2015, Mr. Benson was a partner with the international law firm of Latham & Watkins LLP in their Houston and San Francisco offices. Mr. Benson’s practice focused on public company representation, corporate governance, capital markets and mergers & acquisitions, with a focus on midstream and upstream energy companies, master limited partnerships and real estate investment trusts. From July 2000 through December 2007, Mr. Benson was an associate with Latham & Watkins LLP and from October 1998 through June 2000 Mr. Benson was an associate with the law firm of Cahill, Gordon & Reindel LLP. Mr. Benson received a JD with high honors from Rutgers School of Law and a BA in Political Science from The College of New Jersey.
Schuyler Coppedge.    Mr. Coppedge has been a member of the board of directors of our general partner since September 2016. Mr. Coppedge has been with Energy Capital Partners since 2005 and currently serves as a Partner and a member of the Investment Committee and Compliance/ESG Committee. He is involved in all areas of the firm’s investment activities, with a particular emphasis on renewable and fossil generation and environmental and oil field services. Mr. Coppedge serves on the boards of CIG Logistics, Cormetech Inc., Terra-Gen, LLC, US Development Group, LLC and USD Partners LP. Mr. Coppedge previously served on the board of ProPetro Holding Corp., and prior to realization, served on the board of FirstLight Power Enterprises, Inc. Prior to joining Energy Capital Partners in 2005, Mr. Coppedge spent over six years at JP Morgan in New York and London in the firm’s Energy Investment Banking Division. At JP Morgan, Mr. Coppedge was involved in numerous financing and merger and acquisition transactions across various business segments of the energy sector. Mr. Coppedge received a B.A. from Middlebury College and an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Coppedge’s substantial knowledge and experience investing in and governing the activities of diverse energy companies makes him well suited to serve on the board of directors of our general partner.

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
Douglas Kimmelman.    Mr. Kimmelman has been a member of the board of directors of our general partner since October 2014. Mr. Kimmelman established Energy Capital Partners in April 2005 and serves as its Senior Partner. Mr. Kimmelman currently serves on the boards of Calpine Corporation, US Development Group LLC, USD Partners LP, Sunnova Energy Corp., and NESCO Holdings LP. Prior to realization, he served on the board of CE2 Carbon Capital, LLC. He is a member of ECP’s Management Committee and Investment Committee. Prior to founding Energy Capital Partners, Mr. Kimmelman spent 22 years with Goldman Sachs, starting in 1983 in the firm’s Pipeline and Utilities Department within the Investment Banking Division. He was named a General Partner of the firm in 1996 and remained exclusively focused on the energy and utility sectors in the Investment Banking Division until 2002 when he transferred to the firm’s J. Aron commodity group to help form a new business for the firm in becoming an intermediary in electricity trading markets. Mr. Kimmelman was instrumental in developing the Constellation Power Source concept as the initial entry point for Goldman Sachs as a principal into electricity markets. Mr. Kimmelman also played a leadership role at Goldman Sachs in building a principal investing business in power generation and related energy assets. Mr. Kimmelman received a B.A. in Economics from Stanford University and an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Kimmelman’s extensive knowledge of the energy industry, together with his substantial experience with public company governance matters make him well suited to serve on the board of directors of our general partner.
Francesco Ciabatti.    Mr. Ciabatti has been a member of the board of directors of our general partner since April 2020. Mr. Ciabatti is currently serving as a Vice President at Energy Capital Partners and is actively involved in several of Energy Capital Partners’ portfolio companies, including US Development Group, Transit Energy Group, Summit Midstream Partners and CIG Logistics. Mr. Ciabatti joined Energy Capital Partners in 2013. Prior to joining Energy Capital Partners, Mr. Ciabatti was an analyst in the Natural Resources Investment Banking Group at Barclays. Mr. Ciabatti received a B.A. in Economics and Political Science from Yale University. Because of Mr. Ciabatti’s familiarity with the our business, broad knowledge of the industry, directorship experience and experience in finance, we believe that Mr. Ciabatti is well qualified to serve on our board of directors.
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
CODE OF BUSINESS CONDUCT AND ETHICS AND CORPORATE GOVERNANCE GUIDELINES
We have adopted a Code of Business Conduct and Ethics applicable to the directors and senior officers of our general partner including the principal executive officer, principal financial officer and principal accounting officer of USD Partners GP LLC. A copy of the Code of Business Conduct and Ethics is available on our website at www.usdpartners.com. To the extent required, we intend to post on our website any amendments to or waivers of our Code of Business Conduct and Ethics, within four business days following the date of the amendment or waiver, and we intend to satisfy any disclosure requirements that may arise under Form 8-K relating to this information through such postings. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o USD Partners GP LLC, 811 Main Street, Suite 2800, Houston, Texas 77002.
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
Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2020, for filing with the SEC.
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
As a “smaller reporting company,” or SRC, as defined under the Securities Exchange Act of 1934, as amended, Rule 12b-2, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to SRCs. This executive compensation disclosure provides an overview of the executive compensation paid to the named executive officers, or NEOs, identified below for their services to us in 2020. For 2020, we determined the NEOs to be as follows:
•    Dan Borgen, Chairman, Chief Executive Officer and President;
•Adam Altsuler, Senior Vice President and Chief Financial Officer; and
•    Josh Ruple, Senior Vice President, Chief Operating Officer.
For 2020 and all prior periods, all of the individuals who served as executive officers of our business were employed by USD or its affiliates other than us and, in addition to their responsibilities related to our business, also performed services for USD that were unrelated to us. Except with respect to awards granted under our A/R LTIP, all responsibility and authority for compensation-related decisions for the NEOs remains with USD and its affiliates, and such decisions are not subject to any approval by us, our general partner’s board of directors or any committees thereof. Other than the awards granted under the A/R LTIP, USD and its affiliates have the ultimate decision-making authority with respect to the total compensation of their and their subsidiaries’ executive officers and their employees. We incur a fixed annual cash charge for the services rendered to us and our general partner by the NEO’s, the amount of which is set forth under the terms of the Omnibus Agreement. We also reimburse USD and its affiliates a separate amount in respect of the salaries and matching contributions associated with 401(k) deferrals of our NEOs based upon the percentage of time that an NEO estimates is devoted to us and our subsidiaries for a given year. Compensation related to awards granted under the A/R LTIP are presented in the summary compensation table below at the fair value of the units on the grant date, although for financial reporting purposes, such amounts are recognized as compensation expense ratably over the vesting period, typically a four-year period.
Summary Compensation Table
The following table summarizes total compensation for services rendered to us by the NEOs during 2020 and 2019 (except for Mr. Ruple, who was not an NEO for 2019). All of our NEOs provide services to both us and USD and its affiliates other than us. Cash amounts paid for services to us (which amounts are shown in the “Salary” column of the table below) include the fixed fees that we pay to USD for the services of each of the NEOs under the terms of the Omnibus Agreement as well as the portion of the base salary that is separately allocated to us and reimbursed by us to USD. The NEOs also received other compensation from USD for services unrelated to us.

SUMMARY COMPENSATION TABLE

Name and Principal Position		Salary (1)	Stock Awards (2)	All Other Compensation (3)	Total
	Year	($)	($)	($)	($)
Dan Borgen	2020	518,175	1,323,002	—	1,841,177
Principal Executive Officer and Director	2019	444,150	1,373,746	—	1,817,896
Adam Altsuler	2020	363,825	407,929	—	771,754
Senior Vice President and Chief Financial Officer	2019	330,750	457,915	—	788,665
Josh Ruple	2020	278,460	509,906	880	789,246
Senior Vice President, Chief Operating Officer

(1)     The amounts presented reflect the portion of the fixed fee and variable amounts that we pay to USD for the NEOs’ services under Schedule C of the Omnibus Agreement and as otherwise set forth under the terms of the Omnibus Agreement, as well as the portion of the base salary that is separately allocated to us and reimbursed by us to USD.
(2)     The amounts presented for 2020 and 2019 represent the grant date fair value of phantom unit awards granted pursuant to our A/R LTIP. Each Phantom Unit is the economic equivalent of one of our common units. Awards vest in four equal annual installments commencing on the one-year anniversary of the grant date, subject to vesting acceleration in certain circumstances as discussed below under the heading “Potential Payments Upon Termination or Change in Control.” The value attributed to each Phantom Unit is $10.15 for the phantom unit awards granted in 2020 and $11.37 for the phantom unit awards granted in 2019, in each case representing the closing price of our common units as stated on the NYSE on February 14, 2020 and February 15, 2019, respectively. For additional information about our phantom unit awards and the A/R LTIP, refer to the discussion below as well as the discussion included in Note 20. Unit Based Compensation of our financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report.
(3)     The amounts presented represent the amounts we are charged for the matching contributions made by USD associated with 401 (k) deferrals of each NEO based upon the percentage of time that an NEO estimates is devoted directly to our subsidiaries for the specified year.
Narrative Disclosure to Summary Compensation Table
Neither we, our general partner, nor any of our subsidiaries have employees. USD is contractually obligated to provide its and its subsidiaries’ employees and other personnel necessary for us to conduct our operations. This includes all of our executive officers. The executive officer compensation is paid by USD or its applicable affiliate. We pay USD fixed and variable amounts each month for the services of our executive officers.
Our general partner’s board of directors has adopted the A/R LTIP on our behalf. Substantially all officers, employees, consultants and directors of our general partner and its affiliates who contribute to our business are eligible to receive awards under the A/R LTIP. Awards under the A/R LTIP are approved by our general partner’s board of directors. Our general partner’s board of directors has granted awards of Phantom Units pursuant to the A/R LTIP, which represent the right to receive our common units or, in the discretion of the board, cash payments based on the value of our common units. The following table sets forth the number of Phantom Units granted to our NEOs for the respective year:

Name	Year	Phantom Units Awarded
Dan Borgen	2020	130,345
	2019	120,822
Adam Altsuler	2020	40,190
	2019	40,274
Josh Ruple	2020	50,237
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
Outstanding Equity Awards at Fiscal Year-End 2020
The following table shows outstanding equity awards for our NEOs. All values are shown as of December 31, 2020.

	Stock Awards
	(Phantom Units)
Name	Number of shares or units of stock that have not vested (#) (1)	Market value of shares or units of stock that have not vested ($) (2)
Dan Borgen	297,160	1,013,316
Adam Altsuler	93,169	317,706
Josh Ruple	104,345	355,816

(1)Each Phantom Unit represents the economic equivalent of one of our common units, and awards vest in four equal annual installments commencing on approximately the one-year anniversary of the issuance date, subject to continued employment. Refer to the discussion included in Note 20. Unit Based Compensation of our financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report.
(2)The value is based on the closing market price of a common unit on December 31, 2020, the last trading day for 2020, of $3.41 per unit.
Potential Payments Upon Termination or Change in Control
None of our NEOs have entered into any employment, severance or similar agreements in relation to their services to us or our general partner and, except with respect to the Phantom Units issued pursuant to our A/R LTIP, as of December 31, 2020, there were no arrangements pursuant to which our NEOs would receive any payments or benefits in connection with a change in control of us.
The phantom unit awards granted pursuant to the A/R LTIP generally contemplate that the individual grants of Phantom Units will vest in four equal annual installments based on the grantee’s continued employment through the vesting dates, subject to acceleration upon (i) the grantee’s death or disability, (ii) a change in control of the Partnership or our general partner that also results in the grantee’s involuntary termination, or (iii) termination of the grantee’s service without cause (as defined in the A/R LTIP) or resignation for good reason, in either case following a change in control of the Partnership or our general partner. The board of directors of our general partner may also accelerate the vesting of the Phantom Units in its discretion within 60 days following the grantee’s termination for any reason other than cause.
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
2020 Director Compensation Table
As a partnership, we are managed by our general partner. The members of the board of directors of our general partner perform for us the functions of a board of directors of a business corporation. Our general partner has implemented a director compensation policy for members of the board of directors who are not officers, employees or paid consultants or advisors of us, our general partner, USD or Energy Capital Partners. We are allocated 100% of the director compensation of such board members. Such directors are expected to receive an annual compensation package valued at approximately $200,000. For 2020, approximately one-third of this amount was paid in the form of a cash retainer and the remaining two-thirds was provided in the form of a unit based award (with distribution equivalent rights) under the A/R LTIP. The Phantom Units (with distribution equivalent rights) granted to the directors are subject to the same terms and conditions, including vesting acceleration, as the grants to our NEOs, except the awards vest in full on the first anniversary of the date of the grant (instead of a four-year period) following the grant date. Such directors also receive reimbursement for out-of-pocket expenses associated with attending board or committee meetings and director and officer liability insurance coverage. Officers, employees or paid consultants or advisors of us or our general partner or its affiliates who also serve as directors do not receive additional compensation for their service as directors. All directors are indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law and are reimbursed for all expenses incurred in attending to his or her duties as a director.
DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Total ($)
Jane O’Hagan	66,667	133,330	199,997
Stacy Smith	66,667	133,330	199,997
Jeff Wood	66,667	133,330	199,997

(1)    The amounts reflected in this column represent the director cash retainer payments made during 2020.
(2)    Each of Ms. O’Hagan, Mr. Smith and Mr. Wood were granted 13,136 phantom unit awards on February 16, 2020, pursuant to our A/R LTIP, with a fair value of $10.15 per unit, which amount is based on the closing price of one of our common units on February 14, 2020, or the trading day that immediately preceded the date of grant. At December 31, 2020, Ms. O’Hagan, Mr. Smith and Mr. Wood each held 13,136 Phantom Units. Each of the Phantom Units granted will fully vest on the one-year anniversary of the grant date.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following tables set forth information with respect to persons known to us to be the beneficial owners of more than 5% of any class of our units, and NEOs, directors and executive officers of USD Partners GP LLC as a group. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. The percentage of units beneficially owned is based on a total of 27,224,441 common units outstanding. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 24, 2021, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table sets forth information as of February 24, 2021, with respect to persons, other than the NEOs, directors and executive officers of USD Partners GP LLC as a group, known to us to be the beneficial owners of more than 5% of any class of our units:

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Total Common Units Beneficially Owned
US Development Group, LLC (2)	11,557,090	42.5%
USD Holdings LLC (3)	5,258,476	19.3%
ECP ControlCo, LLC (4)	5,686,088	20.9%

(1) Unless otherwise indicated, the address for each beneficial owner is 811 Main Street, Suite 2800, Houston, Texas 77002.
(2) USD, through its 100% ownership of USD Group LLC (which owns 100% of our general partner), is the indirect owner of 11,557,090 common units and 461,136 general partner units. USD is the parent company of USD Group LLC who holds the common units directly and is the sole owner of the member interests of our general partner. USD Group LLC is managed by USD. USD is managed by a seven person board of directors that includes Dan Borgen, Mike Curry, James Hutson-Wiley, Schuyler Coppedge, Douglas Kimmelman, Francesco Ciabatti and Alan Crown. The board of directors of USD exercises voting and dispositive power over the units held by USD Group LLC, and acts by majority vote. Please read Item 13. Certain Relationships and Related Transactions, and Director Independence. Messrs. Borgen, Coppedge, Curry, Hutson-Wiley, Kimmelman, Ciabatti and Crown are thus not deemed to have beneficial ownership of the units owned by USD Group LLC.
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
(4)    Based solely on the Form 4 filed jointly on February 24, 2020 by USD Group LLC (“USDG”) and related entities. Energy Capital Partners III, LP, Energy Capital Partners III-A, LP, Energy Capital Partners III-B (USD IP), LP, and Energy Capital Partners III-C (USD IP), LP (collectively, the “ECP Funds”) are members of USD. ECP ControlCo, LLC (“ECP ControlCo”), Energy Capital Partners III, LLC (“ECP”), Energy Capital Partners GP III, LP (“ECP GP”) and the ECP Funds collectively hold a 49.2% interest in USD, and may therefore be deemed to indirectly beneficially own 5,686,088 common units and 226,879 general partner units held directly by USD. ECP ControlCo is the managing member of ECP, which is the general partner of ECP GP, which is the general partner of each of the ECP Funds, and, as such, each of ECP Control Co, ECP GP and ECP may be deemed to beneficially own the securities beneficially owned by the ECP Funds. Douglas Kimmelman, Andrew Singer, Peter Labbat, Tyler Reeder and Rahman D’Argenio are the managing members of ECP ControlCo and share the power to vote and dispose of the securities beneficially owned by ECP Control Co. Each of Messrs. Kimmelman, Singer, Labbat, Reeder and D’Argenio disclaim any beneficial ownership of the units beneficially owned by ECP ControlCo. As holders of a 49.2% voting interest of USD, the ECP Funds are entitled to elect three directors of USD and have veto rights over certain actions by USD and its subsidiaries. Douglas Kimmelman, Francesco Ciabatti and Schuyler Coppedge are each a member of the board of directors of our general partner as representatives of the ECP Funds. The business address for each of the entities and individuals listed in this footnote (other than USD) is 40 Beechwood Road, Summit, New Jersey, 07901.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS
The following table sets forth information as of February 24, 2021, with respect to each class of our units beneficially owned by the NEOs, directors and executive officers of USD Partners GP LLC as a group:

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Total Common Units Beneficially Owned
Dan Borgen (2)	373,090	1.4%
Schuyler Coppedge	—	*
Mike Curry (3)	117,854	*
Douglas Kimmelman	50,000	*
Francesco Ciabatti	—	*
Jane O’Hagan (4)	—	*
Brad Sanders (5)	333,222	1.2%
Stacy Smith (6)	116,557	*
Jeff Wood (7)	78,160	*
Adam Altsuler (8)	84,574	*
Josh Ruple (9)	94,156	*
All Directors and Executive Officers as a group (12 Persons) (10)	1,299,574	4.8%

*    Less than 1.0%.
(1)    Unless otherwise indicated, the address for each beneficial owner is 811 Main Street, Suite 2800, Houston, Texas 77002.
(2)    Excludes 304,194 Phantom Units granted under the A/R LTIP. The Phantom Units generally vest in equal annual installments over a four year service period commencing on the one year anniversary of the grant.
(3)    Excludes 58,819 Phantom Units granted under the A/R LTIP. The Phantom Units generally vest in equal annual installments over a four year service period commencing on the one year anniversary of the grant.
(4)    Excludes 13,136 Phantom Units granted under the A/R LTIP. The Phantom Units will vest on February 16, 2022.
(5)    Excludes 165,633 Phantom Units granted under the A/R LTIP. The Phantom Units generally vest in equal annual installments over a four year service period commencing on the one year anniversary of the grant.
(6)    Excludes 13,136 Phantom Units granted under the A/R LTIP. The Phantom Units will vest on February 16, 2022.
(7)    Excludes 13,136 Phantom Units granted under the A/R LTIP. The Phantom Units will vest on February 16, 2022.
(8)    Excludes 99,246 Phantom Units granted under the A/R LTIP. The Phantom Units vest in equal annual installments over a four year service period commencing on the one year anniversary of the grant.
(9)    Excludes 115,486 Phantom Units granted under the A/R LTIP. The Phantom Units generally vest in equal annual installments over a four-year service period commencing on the one-year anniversary of the grant.
(10)    Excludes 846,011 Phantom Units granted under the A/R LTIP.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table provides information as of December 31, 2020, with respect to common units that may be issued under the A/R LTIP:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	1,437,322	—	975,927
Equity compensation plans not approved by security holders	—	—	—
Total	1,437,322	—	975,927

(1)    Reflects the number of previously granted equity incentive awards, representing Phantom Units outstanding at December 31, 2020, issued pursuant to the A/R LTIP and includes 72,420 Phantom Units issued pursuant to the LTIP that upon vesting entitle the participant to receive cash for an amount equivalent to the closing market price for one of our common units on the vesting date multiplied by the number of vested Phantom Units.
(2)    Reflects the remaining equity incentive awards, representing Phantom Units that are convertible into common units available for issuance pursuant to the A/R LTIP.

Item 13. Certain Relationships and Related Transactions, and Director Independence
As of February 24, 2021, USD Group LLC owns 11,557,090 common units representing an aggregate 41.7% limited partner interest in us. As of December 31, 2020, a value of up to $10.0 million of these common units were pledged as collateral under USDG’s letter of credit facility. In addition, as of February 24, 2021, our general partner owns 461,136 general partner units representing a 1.7% general partner interest in us.
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

	For the year ended December 31,
	2020	2019
	(in millions)
Audit fees (1)	$0.6	$1.1
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$0.6	$1.1

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
Engagements for services provided by BDO are subject to pre-approval by the audit committee of the board of directors for USD Partners GP LLC. All services in 2020 were pre-approved by the audit committee.

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
a.    Report of BDO USA, LLP, Independent Registered Public Accounting Firm.
b.    Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018.
c.    Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018.
d.    Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018.
e.    Consolidated Balance Sheets as of December 31, 2020 and 2019.
f.    Consolidated Statements of Partners’ Capital for the years ended December 31, 2020, 2019 and 2018.
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

4.1
Description of the securities registered under Section 12 of the Exchange Act (incorporated by reference herein to Exhibit 4.1 to the Annual Report on 10-K (File No. 001-36674) filed on March 5, 2020).

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

10.6
Facilities Connection Agreement Between USD Terminals Canada Inc. and Gibson Energy Partnership, dated June 4, 2013 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-198500) filed on September 22, 2014).

10.7†
First Amendment to Facilities Connection Agreement between USD Terminals Canada ULC and Gibson Energy Partnership dated November 2, 2018 (incorporated by reference herein to Exhibit 10.7 to the Annual Report on 10-K (File No. 001-36674) filed on March 7, 2019).

10.8††
Second Amendment to Facilities Connection Agreement between USD Terminals Canada ULC and Gibson Energy Partnership dated August 23, 2019 (incorporated by reference herein to Exhibit 10.8 to the Annual Report on 10-K (File No. 001-36674) filed on March 5, 2020).

10.9††
Third Amendment to Facilities Connection Agreement between USD Terminals Canada ULC and Gibson Energy Infrastructure Partnership and USD Terminals Canada II ULC dated April 9, 2020 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 10-Q (File no. 001-36674) filed on May 5, 2020).

10.10
Registration Rights Agreement between USD Partners LP and Cogent Energy Solutions, LLC dated November 17, 2015 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36674) filed on November 17, 2015).

10.11†
Marketing service agreement dated as of May 31, 2017 by and between USD Marketing LLC and Stroud Crude Terminal LLC. (incorporated by reference herein to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-36674) filed on August 8, 2017).

10.12
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

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K (File No. 001-36674) filed on March 9, 2018.
23.1*	Consent of BDO USA, LLP.

24.1*	Powers of Attorney (included on the signature page to this Annual Report).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the USD Partners LP Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments)

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

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	March 4, 2021	By:	/s/ Dan Borgen
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

Signature	Title	Date

/s/ Dan Borgen	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 4, 2021
Dan Borgen

/s/ Adam Altsuler	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2021
Adam Altsuler

/s/ Schuyler Coppedge	Director	March 4, 2021
Schuyler Coppedge

/s/ Mike Curry	Director	March 4, 2021
Mike Curry

/s/ Douglas Kimmelman	Director	March 4, 2021
Douglas Kimmelman

/s/ Francesco Ciabatti	Director	March 4, 2021
Francesco Ciabatti

/s/ Jane O’Hagan	Director	March 4, 2021
Jane O’Hagan

/s/ Brad Sanders	Director	March 4, 2021
Brad Sanders

/s/ Stacy Smith	Director	March 4, 2021
Stacy Smith

/s/ Jeff Wood	Director	March 4, 2021
Jeff Wood