Form 10-Q
period 2021-03-31
USD Partners LP
filed 2021-05-06
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of May 3, 2021, there were 27,224,441 common units and 461,136 general partner units outstanding.

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
Cautionary Note Regarding Forward-Looking Statements
This Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) the impact of the novel coronavirus (COVID-19) pandemic and related economic downturn and governmental regulations; (2) changes in general economic conditions and commodity prices; (3) the effects of competition, in particular, by pipelines and other terminalling facilities; (4) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (5) government regulations regarding oil production, including if the Alberta Government were to resume setting production limits; (6) the supply of, and demand for, terminalling services for crude oil and biofuels; (7) the price and availability of debt and equity financing; (8) actions by third parties, including customers, lenders, construction-related services providers, and our sponsors; (9) hazards and operating risks that may not be covered fully by insurance; (10) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (11) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (12) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs or limit our operations; and (13) our ability to successfully identify and finance potential acquisitions, development projects and other growth opportunities. For additional factors that may affect our results, see “Risk Factors” and the other information included elsewhere in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which is available to the public over the Internet at the website of the U.S. Securities and Exchange Commission, or SEC, (www.sec.gov) and at our website (www.usdpartners.com).

i

                PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020
	(unaudited; in thousands of US dollars, except per unit amounts)
Revenues
Terminalling services	$28,105	$24,235
Terminalling services — related party	1,103	4,088
Fleet leases — related party	984	984
Fleet services	24	50
Fleet services — related party	227	227
Freight and other reimbursables	156	622
Total revenues	30,599	30,206
Operating costs
Subcontracted rail services	3,141	3,445
Pipeline fees	6,046	6,347
Freight and other reimbursables	156	622
Operating and maintenance	2,832	3,081
Operating and maintenance — related party	2,090	2,027
Selling, general and administrative	3,056	3,180
Selling, general and administrative — related party	1,677	1,993
Goodwill impairment loss	—	33,589
Depreciation and amortization	5,471	5,422
Total operating costs	24,469	59,706
Operating income (loss)	6,130	(29,500)
Interest expense	1,735	2,739
Loss (gain) associated with derivative instruments	(3,076)	2,873
Foreign currency transaction gain	(61)	(92)
Other income, net	(20)	(732)
Income (loss) before income taxes	7,552	(34,288)
Provision for (benefit from) income taxes	224	(507)
Net income (loss)	$7,328	$(33,781)
Net income (loss) attributable to limited partner interests	$7,204	$(33,210)
Net income (loss) per common unit (basic and diluted)	$0.27	$(1.30)
Weighted average common units outstanding	27,030	25,516
Net income (loss) per subordinated unit (basic and diluted)	$—	$(0.01)
Weighted average subordinated units outstanding	—	1,150

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2021	2020
	(unaudited; in thousands of US dollars)
Net income (loss)	$7,328	$(33,781)
Other comprehensive income (loss) — foreign currency translation	375	(4,522)
Comprehensive income (loss)	$7,703	$(38,303)

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
	(unaudited; in thousands of US dollars)
Cash flows from operating activities:
Net income (loss)	$7,328	$(33,781)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,471	5,422
Loss (gain) associated with derivative instruments	(3,076)	2,873
Settlement of derivative contracts	(264)	(6)
Unit based compensation expense	1,512	1,635
Deferred income taxes	(18)	(352)
Amortization of deferred financing costs	207	207
Goodwill impairment loss	—	33,589
Changes in operating assets and liabilities:
Accounts receivable	(402)	608
Accounts receivable — related party	(84)	(941)
Prepaid expenses and other assets	884	(1,220)
Other assets — related party	(394)	(250)
Accounts payable and accrued expenses	290	407
Accounts payable and accrued expenses — related party	(25)	491
Deferred revenue and other liabilities	1,212	3,035
Other liabilities — related party	4	—
Net cash provided by operating activities	12,645	11,717
Cash flows from investing activities:
Additions of property and equipment	(483)	(147)
Net cash used in investing activities	(483)	(147)
Cash flows from financing activities:
Distributions	(3,183)	(10,655)
Vested phantom units used for payment of participant taxes	(857)	(1,788)
Proceeds from long-term debt	—	10,000
Repayments of long-term debt	(8,000)	(6,000)
Net cash used in financing activities	(12,040)	(8,443)
Effect of exchange rates on cash	(95)	(989)
Net change in cash, cash equivalents and restricted cash	27	2,138
Cash, cash equivalents and restricted cash — beginning of period	10,994	10,684
Cash, cash equivalents and restricted cash — end of period	$11,021	$12,822

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited; in thousands of US dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$3,066	$3,040
Restricted cash	7,955	7,954
Accounts receivable, net	4,467	4,049
Accounts receivable — related party	2,569	2,460
Prepaid expenses	1,788	1,959
Other current assets	1,035	1,777
Other current assets — related party	—	15
Total current assets	20,880	21,254
Property and equipment, net	138,731	139,841
Intangible assets, net	58,341	61,492
Operating lease right-of-use assets	8,320	9,630
Other non-current assets	4,320	3,625
Other non-current assets — related party	2,138	1,706
Total assets	$232,730	$237,548

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$2,303	$1,865
Accounts payable and accrued expenses — related party	359	383
Deferred revenue	6,968	6,367
Deferred revenue — related party	410	410
Operating lease liabilities, current	5,153	5,291
Other current liabilities	4,407	4,222
Total current liabilities	19,600	18,538
Long-term debt, net	187,688	195,480
Operating lease liabilities, non-current	3,155	4,392
Other non-current liabilities	10,927	12,870
Other non-current liabilities — related party	4	—
Total liabilities	221,374	231,280
Commitments and contingencies
Partners’ capital
Common units (27,224,441 and 26,844,715 outstanding at March 31, 2021 and December 31, 2020, respectively)	8,472	3,829
General partner units (461,136 outstanding at March 31, 2021 and December 31, 2020)	1,962	1,892
Accumulated other comprehensive income	922	547
Total partners’ capital	11,356	6,268
Total liabilities and partners’ capital	$232,730	$237,548

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
THREE MONTHS CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Three Months Ended March 31,
	2021		2020
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at January 1,	26,844,715	$3,829	24,411,892	$61,013
Conversion of units	—	—	2,092,709	(23,423)
Common units issued for vested phantom units	379,726	(857)	339,073	(1,788)
Net income (loss)	—	7,204	—	(33,195)
Unit based compensation expense	—	1,425	—	1,571
Distributions	—	(3,129)	—	(9,464)
Ending balance at March 31,	27,224,441	8,472	26,843,674	(5,286)
Subordinated units
Beginning balance at January 1,	—	—	2,092,709	(22,597)
Conversion of units	—	—	(2,092,709)	23,423
Net income (loss)	—	—	—	(15)
Distributions	—	—	—	(811)
Ending balance at March 31,	—	—	—	—
General Partner units
Beginning balance at January 1,	461,136	1,892	461,136	2,767
Net income (loss)	—	124	—	(571)
Unit based compensation expense	—	—	—	1
Distributions	—	(54)	—	(380)
Ending balance at March 31,	461,136	1,962	461,136	1,817
Accumulated other comprehensive income (loss)
Beginning balance at January 1,		547		(127)
Cumulative translation adjustment		375		(4,522)
Ending balance at March 31,		922		(4,649)
Total partners’ capital at March 31,		$11,356		$(8,118)

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION
USD Partners LP and its consolidated subsidiaries, collectively referred to herein as we, us, our, the Partnership and USDP, is a fee-based, growth-oriented master limited partnership formed in 2014 by US Development Group, LLC, or USD, through its wholly-owned subsidiary, USD Group LLC, or USDG. We were formed to acquire, develop and operate midstream infrastructure and complementary logistics solutions for crude oil, biofuels and other energy-related products. We generate substantially all of our operating cash flows from multi-year, take-or-pay contracts with primarily investment grade customers, including major integrated oil companies, refiners and marketers. Our network of crude oil terminals facilitate the transportation of heavy crude oil from Western Canada to key demand centers across North America. Our operations include railcar loading and unloading, storage and blending in onsite tanks, inbound and outbound pipeline connectivity, truck transloading, as well as other related logistics services. We also provide our customers with leased railcars and fleet services to facilitate the transportation of liquid hydrocarbons by rail. We do not generally take ownership of the products that we handle, nor do we receive any payments from our customers based on the value of such products. We may on occasion enter into buy-sell arrangements in which we take temporary title to commodities while in our terminals. We expect such arrangements to be at fixed prices where we do not take commodity price exposure.
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
Basis of Presentation
Our accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of our management, they contain all adjustments, consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of March 31, 2021, our results of operations for the three months ended March 31, 2021 and 2020, and our cash flows for the three months ended March 31, 2021 and 2020. We derived our consolidated balance sheet as of December 31, 2020 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our results of operations for the three months ended March 31, 2021 and 2020 should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, changes in the fair market value of our derivative instruments and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
COVID-19 Update
During 2020, the COVID-19 pandemic adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. As a result, there was significant reduction in demand for, and fluctuations in the prices of crude oil, natural gas and natural gas liquids. This significantly impacted Canadian producers, which in turn resulted in lower crude oil prices and led to lower throughput volume through our facilities.

However, the decline in throughput volumes at our facilities did not have a material impact on our results of operations or cash flows during 2020, as a substantial amount of our terminalling services operating cash flows are generated from take-or-pay contracts with minimum monthly commitment fees with mainly investment grade customers. There still remains significant uncertainty given the unprecedented and evolving nature of the COVID-19 pandemic and the state of the commodity markets. As such, we will continue to actively monitor their impact on our operations and financial condition.
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
US Development Group, LLC
USD and its affiliates are engaged in designing, developing, owning and managing large-scale multi-modal logistics centers and energy-related infrastructure across North America. USD is the indirect owner of our general partner through its direct ownership of USDG and is currently owned by Energy Capital Partners, Goldman Sachs and certain of USD’s management team.

2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
Income Taxes (ASU 2019-12)
In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2019-12, or ASU 2019-12, which amends the FASB Accounting Standards Codification, or ASC, Topic 740, by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. In addition, under the provisions of ASU 2019-12, single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. The pronouncement is effective for fiscal years beginning after December 15, 2020, or for any interim periods within those fiscal years, with early adoption permitted.
We adopted the provisions of ASU 2019-12 on January 1, 2021. Our adoption of this standard did not have an impact on our financial statements.

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

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Thereafter	Amounts above $0.431250	50%	50%

(1)Calculated as if our general partner holds the original 2% general partner interest in us, which is currently 1.7%.
We determined basic and diluted net income (loss) per limited partner unit as set forth in the following tables:

	For the Three Months Ended March 31, 2021
	Common Units	Subordinated Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$7,204	$—	$124	$7,328
Less: Distributable earnings (2)	3,248	—	55	3,303
Excess net income	$3,956	$—	$69	$4,025
Weighted average units outstanding (3)	27,030	—	461	27,491
Distributable earnings per unit (4)	$0.12	$—
Underdistributed earnings per unit (5)	0.15	—
Net income per limited partner unit (basic and diluted) (6)	$0.27	$—

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. There were no amounts attributed to the general partner for its incentive distribution rights.
(2)Represents the per unit distribution payable for the period based upon the quarterly distribution amounts of $0.1135 per unit or $0.454 on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $161 thousand distributable to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
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
(6)Our computation of net income per limited partner unit excludes the effects of 1,418,517 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
(7)In February 2020, the final tranche of 2,092,709 subordinated units were converted into common units and therefore there were no subordinated units outstanding during 2021. Refer to Note 16. Partners Capital for more information.

	For the Three Months Ended March 31, 2020
	Common Units	Subordinated Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net loss attributable to general and limited partner interests in USD Partners LP (1)	$(33,195)	$(15)	$(571)	$(33,781)
Less: Distributable earnings (2)	3,129	—	54	3,183
Distributions in excess of earnings	$(36,324)	$(15)	$(625)	$(36,964)
Weighted average units outstanding (3)	25,516	1,150	461	27,127
Distributable earnings per unit (4)	$0.12	$—
Overdistributed earnings per unit (5)	(1.42)	(0.01)
Net loss per limited partner unit (basic and diluted)(6)	$(1.30)	$(0.01)

(1)Represents net loss allocated to each class of units based on the actual ownership of the Partnership during the period. There were no amounts attributed to the general partner for its incentive distribution rights.
(2)Represents the per unit distributions paid for the period based upon the quarterly distribution of $0.111 per unit, or $0.444 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $152 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
(3)Represents the weighted average units outstanding for the period.
(4)Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.
(5)Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the period.
(6)Our computation of net loss per limited partner unit excludes the effects of 1,367,678 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
(7)In February 2020, the final tranche of 2,092,709 subordinated units were converted into common units. Refer to Note 16. Partners Capital for more information.
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

	Three Months Ended March 31, 2021
	U.S.	Canada	Total
	(in thousands)
Third party	$7,638	$20,647	$28,285
Related party	$2,314	$—	$2,314

	Three Months Ended March 31, 2020
	U.S.	Canada	Total
	(in thousands)
Third party	$7,049	$17,858	$24,907
Related party	$2,305	$2,994	$5,299

Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our terminalling and fleet services agreements as of March 31, 2021 are as follows for the periods indicated:

	For the nine months ending December 31, 2021	2022	2023	2024	Thereafter	Total
	(in thousands)
Terminalling Services (1) (2) (3)	$73,729	$75,048	$37,779	$19,528	$126,932	$333,016
Fleet Services	682	1,195	—	—	—	1,877
Total	$74,411	$76,243	$37,779	$19,528	$126,932	$334,893

(1)A significant portion of our terminalling services agreements are denominated in Canadian dollars. We have converted the remaining performance obligations associated with these Canadian dollar-denominated contracts using the year-to-date average exchange rate of 0.7897 U.S. dollars for each Canadian dollar at March 31, 2021.
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
We had the following amounts outstanding associated with our contract assets on our consolidated balance sheets in the financial statement line items presented below in the following table for the indicated periods:

	March 31, 2021	December 31, 2020
	(in thousands)
Other current assets	$897	$1,622
Deferred Revenue
Our deferred revenue is a form of a contract liability and consists of amounts collected in advance from customers associated with their terminalling and fleet services agreements and deferred revenues associated with make-up rights, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We currently recognize substantially all of the amounts we receive for minimum volume commitments as revenue when collected, since breakage associated with these make-up rights is currently approximately 97% based on our expectations around usage of these options. Accordingly, we had $0.6 million deferred revenues at March 31, 2021 for estimated breakage associated with the make-up rights options we granted to our customers. There were no deferred revenues associated with make-up rights at December 31, 2020.
We also have deferred revenue that represents cumulative revenue that has been deferred due to tiered billing provisions. In such arrangements, revenue is recognized using a blended rate based on the billing tiers of the agreement, as the services are consistently provided throughout the duration of the contractual arrangement, which we included in “Other current liabilities” and “Other non-current liabilities” on our consolidated balance sheets.
The following table presents the amounts outstanding on our consolidated balance sheets and changes associated with the balance of our deferred revenue for the three months ended March 31, 2021:

	December 31, 2020	Cash Additions for Customer Prepayments	Revenue Recognized	March 31, 2021
	(in thousands)
Deferred revenue (1)	$6,367	$6,968	$(6,367)	$6,968
Other current liabilities	$—	$704	$—	$704
Other non-current liabilities (2)	$10,087	$781	$—	$10,868

(1)    Includes deferred revenue of $0.6 million for estimated breakage associated with the make-up rights options we granted to our customers, as discussed above.
(2)    Includes cumulative revenue that has been deferred due to tiered billing provisions included in certain of our Canadian dollar-denominated contracts, as discussed above. As such, the change in “Other non-current liabilities” presented has been increased by $121 thousand due to the impact of the change in the end of period exchange rate between December 31, 2020 and March 31, 2021.
Deferred Revenue — Fleet Leases
Our deferred revenue also includes advance payments from customers of our Fleet services business, which will be recognized as Fleet leases revenue when earned pursuant to the terms of our contractual arrangements. We have included $0.4 million at March 31, 2021 and December 31, 2020, in “Deferred revenue — related party” on our consolidated balance sheets associated with customer prepayments for our fleet lease agreements. Refer to Note 7. Leases for additional discussion of our lease revenues.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amounts shown in our consolidated statements of cash flows for the specified periods:

	March 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$3,066	$4,622
Restricted Cash	7,955	8,200
Total cash, cash equivalents and restricted cash	$11,021	$12,822

6. PROPERTY AND EQUIPMENT
Our property and equipment is comprised of the following asset classifications as of the dates indicated:

	March 31, 2021	December 31, 2020	Estimated Depreciable Lives (Years)
	(in thousands)
Land	$10,324	$10,288	N/A
Trackage and facilities	128,189	127,401	10-30
Pipeline	32,735	32,735	20-30
Equipment	17,409	17,337	3-20
Furniture	67	67	5-10
Total property and equipment	188,724	187,828
Accumulated depreciation	(51,249)	(48,630)
Construction in progress (1)	1,256	643
Property and equipment, net	$138,731	$139,841

(1) The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that has not been placed into productive service as of the respective consolidated balance sheet date.
Depreciation expense associated with property and equipment totaled $2.3 million for the three months ended March 31, 2021 and 2020.
7. LEASES
We have noncancellable operating leases for railcars, buildings, storage tanks, offices, railroad tracks, and land.

Three Months Ended March 31, 2021
Weighted-average discount rate	5.8%
Weighted average remaining lease term in years	1.65
Our total lease cost consisted of the following items for the dates indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating lease cost	$1,479	$1,486
Short term lease cost	44	45
Variable lease cost	18	9
Sublease income	(1,348)	(1,341)
Total	$193	$199

The maturity analysis below presents the undiscounted cash payments we expect to make each period for property that we lease from others under noncancellable operating leases as of March 31, 2021 (in thousands):

2021	$4,179
2022	4,520
2023	35
2024	2
Total lease payments	$8,736
Less: imputed interest	(428)
Present value of lease liabilities	$8,308
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

	Three Months Ended March 31,
	2021	2020
	(in thousands, except weighted average term)
Lease income (1)	$2,185	$2,186
Weighted average remaining lease term in years		1.58

(1)Lease income presented above includes lease income from related parties. Refer to Note 12. Transactions with Related Parties for additional discussion of lease income from related parties. Lease income associated with crude oil storage tanks we lease to customers of our terminals totaling $1.2 million for the three months ended March 31, 2021 and 2020, is included in “Terminalling services” revenues on our consolidated statements of operations.
The maturity analysis below presents the undiscounted future minimum lease payments we expect to receive from customers each period for property they lease from us under noncancellable operating leases as of March 31, 2021 (in thousands):

2021	$6,142
2022	5,367
Total	$11,509

8. INTANGIBLE ASSETS
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Carrying amount:
Customer service agreements	$125,960	$125,960
Other	106	106
Total carrying amount	126,066	126,066
Accumulated amortization:
Customer service agreements	(67,669)	(64,520)
Other	(56)	(54)
Total accumulated amortization	(67,725)	(64,574)
Total intangible assets, net	$58,341	$61,492
Amortization expense associated with intangible assets totaled $3.2 million for the three months ended March 31, 2021 and 2020.
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
Our long-term debt balances included the following components as of the specified dates:

	March 31, 2021	December 31, 2020
	(in thousands)
Revolving Credit Facility	$189,000	$197,000
Less: Deferred financing costs, net	(1,312)	(1,520)
Total long-term debt, net	$187,688	$195,480

We determined the capacity available to us under the terms of our Credit Agreement was as follows as of the specified dates:

	March 31, 2021	December 31, 2020
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$385.0	$385.0
Less: Revolving Credit Facility amounts outstanding	189.0	197.0
Available under the Credit Agreement based on capacity	$196.0	$188.0
Available under the Credit Agreement based on covenants (1)	$71.4	$53.2

(1)    Pursuant to the terms of our Credit Agreement, our borrowing capacity, currently, is limited to 4.5 times our trailing 12-month consolidated EBITDA, which equates to $71.4 million and $53.2 million of borrowing capacity available at March 31, 2021 and December 31, 2020, respectively.
The weighted average interest rate on our outstanding indebtedness was 2.62% and 2.66% at March 31, 2021 and December 31, 2020, respectively, without consideration to the effect of our derivative contracts. In addition to the interest we incur on our outstanding indebtedness, we pay commitment fees of 0.50% on unused commitments, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. At March 31, 2021, we were in compliance with the covenants set forth in our Credit Agreement.
Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Interest expense on the Credit Agreement	$1,528	$2,532
Amortization of deferred financing costs	207	207
Total interest expense	$1,735	$2,739

10. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty Terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty Terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty Terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred pipeline fees of $6.0 million and $6.3 million for the three months ended March 31, 2021 and 2020, respectively, which are presented as “Pipeline fees” in our consolidated statements of operations. We have included a liability related to this agreement in “Other current liabilities” on our consolidated balance sheets of $1.7 million and $2.3 million at March 31, 2021 and December 31, 2020, respectively. Additionally, we have included an asset related to this agreement in “Other non-current assets” of $3.0 million and $2.9 million at March 31, 2021 and December 31, 2020, respectively, which we will recognize as expense concurrently with the recognition of the associated revenue at out Hardisty Terminal.

11. NONCONSOLIDATED VARIABLE INTEREST ENTITIES
Historically we entered into purchase, assignment and assumption agreements to assign payment and performance obligations for certain operating lease agreements with lessors, as well as customer fleet service payments related to these operating leases, with unconsolidated entities in which we had variable interests. These variable interest entities, or VIEs, included LRT Logistics Funding LLC, USD Fleet Funding LLC, USD Fleet Funding Canada Inc., and USD Logistics Funding Canada Inc. We treated those entities as variable interests under the applicable accounting guidance due to their having an insufficient amount of equity invested at risk to finance their activities without additional subordinated financial support. We were not the primary beneficiary of the VIEs, as we did not have the power to direct the activities that most significantly affected the economic performance of the VIEs, nor did we have the power to remove the managing member under the terms of the VIEs’ limited liability company agreements. Accordingly, we did not consolidate the results of the VIEs in our consolidated financial statements.
As of the end of February 2021, the remaining railcar leases associated with these VIEs were either assigned directly to our customers or have expired. As such, we have terminated our relationship with these VIEs discussed herein effective as of the end of February 2021.
The following table summarizes the total assets and liabilities between us and the VIEs as reflected in our consolidated balance sheet at December 31, 2020, as well as our maximum exposure to losses from entities in which we had a variable interest, but were not the primary beneficiary. Generally, our maximum exposure to losses was limited to amounts receivable for services we provided, reduced by any related liabilities.

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
USDG is the sole owner of our general partner and at March 31, 2021, owns 11,557,090 of our common units representing a 41.7% limited partner interest in us. As of March 31, 2021, a value of up to $10.0 million of these common units were pledged as collateral under USDG’s letter of credit facility. USDG also provides us with general and administrative support services necessary for the operation and management of our business.
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
The total amounts charged to us under the Omnibus Agreement for the three months ended March 31, 2021 and 2020 was $1.7 million and $2.0 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of operations. We had a payable balance of $0.3 million with respect to these costs at March 31, 2021 and December 31, 2020, included in “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.
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
Hardisty Terminal Services Agreement
We entered into a terminal services agreement with USDTC II in 2019, whereby Hardisty South will provide terminalling services for a third-party customer of our Hardisty Terminal for contracted capacity that exceeds the transloading capacity currently available. We incurred $2.1 million and $2.0 million of expenses pursuant to the arrangement for the three months ended March 31, 2021 and 2020, respectively, which amounts are included in “Operating and maintenance expense — related party” in our consolidated statements of operations. These costs represent the same rate, on a per barrel basis, that we received as revenue from our third-party customer, which is included in “Terminalling Services” revenue in our consolidated statements of operations. Additionally, in conjunction with the agreement, we recorded a contract asset of $2.1 million and $1.7 million at March 31, 2021 and December 31, 2020, respectively, on our consolidated balance sheet in “Other non-current assets — related party”, representing long-term prepaid expense associated with this agreement due to tiered billing provisions in the related terminalling services agreements.

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
Our related party revenues from USD and affiliates are presented below in the following table for the indicated periods:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Terminalling services — related party	$1,103	$4,088
Fleet leases — related party	984	984
Fleet services — related party	227	227
	$2,314	$5,299

We had the following amounts outstanding with USD and affiliates on our consolidated balance sheets as presented below in the following table for the indicated periods:

	March 31, 2021	December 31, 2020
	(in thousands)
Accounts receivable — related party	$2,569	$2,460
Accounts payable and accrued expenses — related party (1)	$65	$64
Other current and non-current assets — related party (2)	$2,138	$1,721
Other non-current liabilities related party (3)	$4	$—
Deferred revenue — related party (4)	$410	$410

(1)Does not include amounts payable to related parties associated with the Omnibus Agreement, as discussed above.
(2)Includes a contract asset associated with the Hardisty Terminal Services Agreement with USDTC II, as discussed above. Also includes a contract asset associated with a lease agreement with USDM. Refer to Note 4. Revenues for further discussion.
(3)Represents a contract liability associated with a lease agreement with USDM and cumulative revenue that has been deferred due to tiered billing provisions. Refer to Note 4. Revenues for further discussion.
(4)Represents deferred revenues associated with our fleet services agreements with USD and affiliates for amounts we have collected from them for their prepaid leases.
Cash Distributions
We paid the following aggregate cash distributions to USDG as a holder of our common units and to USD Partners GP LLC as sole holder of our general partner interest and IDRs.

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 28, 2021	February 10, 2021	February 19, 2021	$1,283	$51
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
Segment Allocation of Certain Selling, General and Administrative Costs
Historically, we have allocated certain selling, general and administrative expenses to our Terminalling services and Fleet services segments that included corporate function personnel costs for managing our business that are allocated to us by our general partner, as well as other administrative expenses including audit fees and certain consulting fees. Beginning with the first quarter in 2021, these selling, general, and administrative expenses that are not directly related to operating our Terminalling services and Fleet services segments will now be allocated to corporate selling, general, and administrative expenses to better reflect the financial results of our Terminalling services and Fleet services segments.

	Three Months Ended March 31, 2021
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$28,105	$—	$—	$28,105
Terminalling services — related party	1,103	—	—	1,103
Fleet leases — related party	—	984	—	984
Fleet services	—	24	—	24
Fleet services — related party	—	227	—	227
Freight and other reimbursables	124	32	—	156
Total revenues	29,332	1,267	—	30,599
Operating costs
Subcontracted rail services	3,141	—	—	3,141
Pipeline fees	6,046	—	—	6,046
Freight and other reimbursables	124	32	—	156
Operating and maintenance	3,924	998	—	4,922
Selling, general and administrative	1,019	92	3,622	4,733
Goodwill impairment loss	—	—	—	—
Depreciation and amortization	5,471	—	—	5,471
Total operating costs	19,725	1,122	3,622	24,469
Operating income (loss)	9,607	145	(3,622)	6,130
Interest expense	—	—	1,735	1,735
Gain associated with derivative instruments	—	—	(3,076)	(3,076)
Foreign currency transaction loss (gain)	133	—	(194)	(61)
Other income, net	(20)	—	—	(20)
Provision from income taxes	197	27	—	224
Net income (loss)	$9,297	$118	$(2,087)	$7,328

	Three Months Ended March 31, 2020
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$24,235	$—	$—	$24,235
Terminalling services — related party	4,088	—	—	4,088
Fleet leases — related party	—	984	—	984
Fleet services	—	50	—	50
Fleet services — related party	—	227	—	227
Freight and other reimbursables	617	5	—	622
Total revenues	28,940	1,266	—	30,206
Operating costs
Subcontracted rail services	3,445	—	—	3,445
Pipeline fees	6,347	—	—	6,347
Freight and other reimbursables	617	5	—	622
Operating and maintenance	4,088	1,020	—	5,108
Selling, general and administrative	1,723	313	3,137	5,173
Goodwill impairment loss	33,589	—	—	33,589
Depreciation and amortization	5,422	—	—	5,422
Total operating costs	55,231	1,338	3,137	59,706
Operating loss	(26,291)	(72)	(3,137)	(29,500)
Interest expense	—	—	2,739	2,739
Loss associated with derivative instruments	—	—	2,873	2,873
Foreign currency transaction gain	(74)	(6)	(12)	(92)
Other income, net	(729)	—	(3)	(732)
Benefit from income taxes	(47)	(460)	—	(507)
Net income (loss)	$(25,441)	$394	$(8,734)	$(33,781)

Segment Adjusted EBITDA
The following tables present the computation of Segment Adjusted EBITDA, which is a measure determined in accordance with GAAP, for each of our segments for the periods indicated:

	Three Months Ended March 31,
Terminalling Services Segment	2021	2020
	(in thousands)
Net income (loss)	$9,297	$(25,441)
Interest income (1)	(1)	(21)
Depreciation and amortization	5,471	5,422
Provision for (benefit from) income taxes	197	(47)
Foreign currency transaction loss (gain) (2)	133	(74)
Goodwill impairment loss	—	33,589
Non-cash deferred amounts (3)	1,683	437
Segment Adjusted EBITDA	$16,780	$13,865

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

	Three Months Ended March 31,
Fleet Services Segment	2021	2020
	(in thousands)
Net income	$118	$394
Provision for (benefit from) income taxes	27	(460)
Foreign currency transaction gain (1)	—	(6)
Segment Adjusted EBITDA	$145	$(72)

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
Derivative Positions
We record all of our derivative financial instruments at their fair values in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Other non-current assets	577	—
Other current liabilities	$(1,067)	$(1,086)
Other non-current liabilities	—	(2,743)
	$(490)	$(3,829)
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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Loss (gain) associated with derivative instruments	$(3,076)	$2,873
We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.

The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

			March 31, 2021	December 31, 2020
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Swap Agreements
Swap maturing August 2025	$150,000,000	0.84%	$(490)	$(3,829)
16. PARTNERS’ CAPITAL
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
Pursuant to the terms of the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, which we refer to as the A/R LTIP, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 557,579 vested during the first three months in 2021, of which 379,726 were converted into our common units after 177,853 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 17. Unit Based Compensation.
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.2875 per unit ($1.15 per unit on an annualized basis) on all of our units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis. The amount of distributions we pay under our cash distribution policy and the decision to make any distribution are determined by our general partner. For the quarter ended March 31, 2021, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.1135 per unit on all of our units.

17. UNIT BASED COMPENSATION
Long-term Incentive Plan
In 2021 and 2020, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 667,543 and 694,140 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our A/R LTIP. At March 31, 2021, we had 501,448 Phantom Units remaining available for issuance. The Phantom Units are subject to all of the terms and conditions of the A/R LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount based on an allocation formula which included a percentage multiplier of the grantee’s base salary, among other factors, converted to a number of units based on the closing price of one of our common units preceding the grant date, as determined by the board of directors of our general partner and quoted on the NYSE.
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
The following tables present the award activity for our Equity-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2020	40,065	1,324,837	$10.98
Granted	40,065	573,204	$4.82
Vested	(40,065)	(517,514)	$11.33
Forfeited	—	(2,075)	$8.44
Phantom Unit awards at March 31, 2021	40,065	1,378,452	$8.18

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2019	37,139	1,252,544	$11.34
Granted	40,065	594,912	$10.15
Vested	(37,139)	(481,336)	$10.84
Forfeited	—	(38,507)	$11.08
Phantom Unit awards at March 31, 2020	40,065	1,327,613	$10.98

The following tables present the award activity for our Liability-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2020	13,136	59,284	$10.58
Granted	13,136	41,138	$4.82
Vested	(13,136)	—	$10.15
Phantom Unit awards at March 31, 2021	13,136	100,422	$7.88

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2019	12,177	44,620	$11.53
Granted	13,136	46,027	$10.15
Vested	(12,177)	—	$11.37
Phantom Unit awards at March 31, 2020	13,136	90,647	$10.76
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
For the three months ended March 31, 2021 and 2020, we recognized $1.5 million and $1.6 million, respectively, of compensation expense associated with outstanding Phantom Units. As of March 31, 2021, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $11.6 million, which we expect to recognize over a weighted average period of 2.64 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.
We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Equity-classified Phantom Units (1)	$152	$477
Liability-classified Phantom Units	8	21
Total	$160	$498

(1)    We reclassified $2 thousand and $57 thousand to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited for the three months ended March 31, 2021 and 2020, respectively.

18. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash paid for income taxes	$286	$317
Cash paid for interest	$1,549	$2,083
Cash paid for operating leases	$1,566	$1,885
Non-cash Investing Activities
For the three months ended March 31, 2021 and 2020, we had non-cash investing activities for capital expenditures for property and equipment that were financed through “Accounts payable and accrued expenses” as presented in the table below for the periods indicated:

	Three months ended March 31,
	2021	2020
	(in thousands)
Property and equipment financed through accounts payable and accrued expenses	$136	$(182)
We recorded $37 thousand and $2.8 million of right-of-use lease assets and the associated liabilities on our consolidated balance sheet as of March 31, 2021 and 2020, respectively, representing non-cash activities resulting from either new or extended lease agreements. See Note 7. Leases for further discussion.
19. SUBSEQUENT EVENTS
Distribution to Partners
On April 22, 2021, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.1135 per unit, or $0.454 per unit on an annualized basis, for the three months ended March 31, 2021. The distribution will be paid on May 14, 2021, to unitholders of record at the close of business on May 5, 2021. The distribution will include payment of $1.8 million to our public common unitholders, $1.3 million to USDG as a holder of our common units and $52 thousand to USD Partners GP LLC as a holder of the general partner interest.
Revolving Credit Facility Activity
Subsequent to March 31, 2021, we repaid $3.0 million under the terms of our existing $385 million Revolving Credit Facility. As of May 3, 2021, we had amounts outstanding of $186.0 million under the Revolving Credit Facility and $199.0 million available for borrowings under the Revolving Credit Facility based on capacity that is subject to certain covenants. Refer to Note 9. Debt for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with the unaudited consolidated financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Among other things, those consolidated financial statements include more detailed information regarding the basis of presentation for the following discussion and analysis. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and subsequent Quarterly Reports on Form 10-Q. Please also read the “Cautionary Note Regarding Forward-Looking Statements” following the table of contents in this Report.
We denote amounts denominated in Canadian dollars with “C$” immediately prior to the stated amount.

Overview
We are a fee-based, growth-oriented master limited partnership formed by our sponsor, USD, to acquire, develop and operate midstream infrastructure and complementary logistics solutions for crude oil, biofuels and other energy-related products. We generate substantially all of our operating cash flows from multi-year, take-or-pay contracts with primarily investment grade customers, including major integrated oil companies, refiners and marketers. Our network of crude oil terminals facilitates the transportation of heavy crude oil from Western Canada to key demand centers across North America. Our operations include railcar loading and unloading, storage and blending in onsite tanks, inbound and outbound pipeline connectivity, truck transloading, as well as other related logistics services. We also provide our customers with leased railcars and fleet services to facilitate the transportation of liquid hydrocarbons by rail.
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
USD, along with its partner, Gibson, is also pursuing long-term solutions to transport heavier grades of crude oil produced in Western Canada through the construction of a Diluent Recovery Unit, or DRU, at the Hardisty terminal. Construction of the project is progressing and USD expects that construction of the DRU will reach substantial completion in July of 2021, ramping to its full capacity in August of 2021. USD has secured the necessary financing, obtained all material permits and entered into fixed-price construction contracts regarding the construction of the project. USD’s patented DRU technology separates the diluent that has been added to the raw bitumen in the production process which meets two important market needs – it returns the recovered diluent for reuse in the Alberta market, reducing delivered costs for diluent, and it creates DRUbit™, a proprietary heavy Canadian crude oil specifically designed for rail transportation. DRUbit™ is crude oil or bitumen that has been returned to a more concentrated, viscous state that is classified as a non-hazardous, non-flammable commodity when transported by rail in Canada and the United States. DRUbit™ is a market access solution that will help satisfy demand for heavy Canadian crude oil on the U.S. Gulf Coast and in other markets at a cost that is economically competitive to the crude oil that is transported by pipeline. In addition, USD is constructing a new destination terminal in Port Arthur, Texas for the DRUbit™ that will be transloaded at our Hardisty origination terminal.
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
COVID-19 and Crude Oil Pricing Environment Update
During 2020, the COVID-19 pandemic adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. As a result, beginning in March 2020, there was significant reductions in demand for, and fluctuations in the prices of crude oil, natural gas and natural gas liquids. This significantly impacted Canadian producers, which in turn resulted in lower crude oil prices and led to lower throughput volume through our facilities.
There still remains considerable uncertainty about the ultimate impact and duration of the pandemic and its effects on the global economy and specifically energy demand. Despite these uncertainties, efforts to reopen the economy have continued to lead to marginal increases in the demand for crude oil and petroleum products. As a result, crude oil prices have recovered and stabilized at pre-pandemic levels, as compared to the lower price levels that were present during early to mid-2020. Global production levels are also expected to continue to increase as demand continues to recover. In April 2021 members of the Organization of the Petroleum Exporting Countries and other oil producing countries including Russia, or OPEC+, announced that they will add back two million barrels per day, or bpd, to production from its previous production cuts during May 2021 to July 2021. We believe that if the increases in demand for oil and natural gas continue, production levels will continue to trend higher during 2021. However, there still remains significant uncertainty given the unprecedented and evolving nature of the COVID-19 pandemic, and the extent of any increases in demand and price levels are difficult to predict.
The broader implications of COVID-19 and volatile oil and natural gas prices on our results of operations and overall financial performance remain uncertain. We have implemented protocols and procedures designed to manage risk associated with the direct impact of COVID-19 on our operations. We have not experienced material disruptions to our operations or material increase in our cash expenses. Currently, we expect to have sufficient liquidity to operate our business and remain in compliance with the financial covenants under our credit agreement for at least the next twelve months following the filing of this report and we do not expect our customers to terminate existing contracts. However, if the pandemic continues for a further extended period of time and/or oil prices decrease to relatively low levels, these conditions may have an adverse effect on the Company’s results of future operations, financial position, and liquidity. Given the unprecedented and evolving nature of the COVID-19 pandemic and the state of the commodity markets, we continue to actively monitor their impact on our operations and financial condition. Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for further discussion of certain risks relating to the COVID-19 pandemic.

Impact of Current Market Events
Given that crude oil prices have recovered and stabilized to pre-COVID levels, Canadian production that was temporarily shut-in due to COVID-19 has also returned to pre-COVID levels. Additionally, in January 2021, the Canadian Association of Petroleum Producers, or CAPP, announced that they are forecasting more than a $3 billion dollar increase in planned upstream oil and gas spending as compared to 2020 levels. We anticipate Canadian supply will continue to increase as a result of the planned increased investment.
Due to the anticipated increase in the supply of Canadian crude oil as discussed above, supply is likely to continue to be higher than the available pipeline takeaway capacity out of Western Canada. Further, the efforts to increase the available pipeline takeaway capacity from Western Canada continue to face regulatory headwinds, as discussed in more detail below. As a result of this imbalance between supply and pipeline egress capacity, in the first quarter of 2021 apportionment levels (representing the percentage of barrels nominated that were not shipped due to pipeline capacity constraints) on the primary heavy crude oil pipelines from Western Canada to the U.S. increased to an average of 48%. Consistent with the increases in supply and apportionment levels, crude oil inventory levels increased by approximately 15% during the first quarter of 2021 as compared to levels at the end of the fourth quarter 2020.
Given these current market conditions as outlined above, our expectations are that WCS prices will reflect the need and incentivize egress by rail from Hardisty. The amount by which the West Texas Intermediate, or WTI, price of crude oil exceeds the WCS price of crude oil, referred to as the WCS to WTI spread, is a driver of activity at our Hardisty Terminal by providing the economic incentive to export barrels by rail. During the first quarter of 2021, the WCS to WTI spread was between $10 and $15 per barrel. Future WCS to WTI spreads recently published by Bloomberg for 2022 through 2024 average approximately $13.50 per barrel and reach approximately $16 per barrel towards the end of 2024, which supports the economics required for a crude by rail egress solution.
Based on the forecasted crude oil production increases in Canada and higher apportionment and crude oil inventory levels, we expect that throughput volumes at our Hardisty Terminal will continue to trend upwards throughout 2021, from the low levels that existed during 2020, with the potential of reaching pre-COVID levels. There still remains significant uncertainty given the unprecedented and evolving nature of the COVID-19 pandemic, and the extent and duration of any increases in apportionment or inventory levels are difficult to predict, if such increases occur at all.
Another factor that may contribute to the use of rail to export crude oil from Canada to the U.S. is the significant regulatory and legal obstacles that pipeline projects and existing pipelines experience in the U.S. For example, in March 2020, the government of Alberta announced that it had reached an agreement to make a $1.5 billion equity investment in the Keystone XL crude oil pipeline project in 2020 followed by a $6 billion loan guarantee in 2021 in order to enable the completion of the project by 2023. However, in January 2021, the new U.S. President issued an executive action that revoked the permit for the Keystone XL pipeline. Additionally, the anticipated in-service date of Enbridge’s Line 3 Replacement project to upgrade and expand an existing pipeline delivering Western Canadian crude to U.S. markets has been delayed until the fourth quarter of 2021 and could face potential legal disputes. Current pipeline operators are also facing legal challenges to keep their pipelines in operation. The Dakota Access Pipeline is in the middle of a legal dispute to determine whether the pipeline can continue to operate without a key easement, although the pipeline can operate until a decision is made by federal courts. Enbridge’s Line 5 is also in jeopardy of being shut down as Michigan’s Governor has demanded that the pipeline be shut down by May 12, 2021. The Governor has revoked a 1953 Michigan easement that allowed Line 5 to pass through the bottom of the Straits of Mackinac. As environmental, regulatory and political challenges to increase pipeline export capacity remain, crude by rail exports will remain a valuable egress solution.
In the long-term, as stated above, we expect demand for rail capacity at our terminals to continue to increase over the next several years and potentially longer if proposed pipeline developments do not meet currently planned timelines and regulatory or other challenges to pipeline projects persist. Our Hardisty and Casper terminals, with established capacity and scalable designs, are well-positioned as strategic outlets to meet takeaway needs as Western Canadian crude oil supplies continue to exceed available pipeline takeaway capacity. Also, as discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, USD is pursuing long-term solutions to transport heavier grades of crude oil produced in Western Canada through the construction of the DRU at the Hardisty terminal. Additionally, we believe our Stroud Terminal provides an advantageous rail destination for Western Canadian crude oil given the optionality provided by its connectivity to the Cushing hub and multiple refining centers across the United States. Rail also generally provides a greater ability to preserve the specific quality of a customer’s product relative to pipelines, providing value to a producer or refiner. We expect these advantages, including our origin-to-destination capabilities, to continue to result in long-term contract extensions and expansion opportunities across our terminal network.

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

Fleet Services
We provide one of our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons by rail on multi-year, take-or-pay terms under a master fleet services agreement. We do not own any railcars. As of March 31, 2021, our railcar fleet consisted of 200 railcars, which we lease from a railcar manufacturer, all of which are coiled and insulated, or C&I, railcars. The weighted average remaining contract life on our railcar fleet is 1.8 years as of March 31, 2021.
Under the master fleet services agreement, we provide customers with railcar-specific fleet services, which may include, among other things, the provision of relevant administrative and billing services, the repair and maintenance of railcars in accordance with standard industry practice and applicable law, the management and tracking of the movement of railcars, the regulatory and administrative reporting and compliance as required in connection with the movement of railcars, and the negotiation for and sourcing of railcars. Our customer typically pays us and our assignees monthly fees per railcar for these services, which include a component for fleet services.
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
The following table sets forth a reconciliation of Net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by operating activities	$12,645	$11,717
Add (deduct):
Amortization of deferred financing costs	(207)	(207)
Deferred income taxes	18	352
Changes in accounts receivable and other assets	(4)	1,803
Changes in accounts payable and accrued expenses	(265)	(898)
Changes in deferred revenue and other liabilities	(1,216)	(3,035)
Interest expense, net	1,734	2,715
Provision for (benefit from) income taxes	224	(507)
Foreign currency transaction gain (1)	(61)	(92)
Non-cash deferred amounts (2)	1,683	437
Adjusted EBITDA	14,551	12,285
Add (deduct):
Cash paid for income taxes	(286)	(317)
Cash paid for interest	(1,549)	(2,083)
Maintenance capital expenditures	(203)	(32)
Distributable cash flow	$12,513	$9,853

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

General Trends and Outlook
We expect our business to continue to be affected by the key trends and recent developments discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition— Factors that May Impact Future Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results. The unprecedented nature of the COVID-19 pandemic, its impact on world economic conditions and the volatility in the oil and natural gas markets have created increased uncertainty with respect to future conditions and our ability to accurately predict future results.
Hardisty and Stroud Terminals Customer Contract Renewals
To date, we have renewed and extended 100% of the capacity at our Hardisty Terminal through mid-2022, with approximately 73% extended through mid-2023 with customers under multi-year take-or-pay agreements. Upon the successful completion of USD’s DRU project previously discussed, approximately 32% of the Hardisty Terminal’s capacity will be automatically extended through mid-2031. Certain of our terminalling services agreements at our Hardisty Terminal that expire in mid-2023 include a tiered rate structure that includes rate decreases that occur annually on July 1st of each year throughout the term of the agreement. Additionally, due to the significantly longer contract tenor of the terminalling services agreements associated with the DRU volumes, contracted rates on an annual basis will be lower as compared to historical, shorter-term, agreements, which will result in lower cash flows to the Partnership on an annual basis, but support a higher net present value to the

Partnership and provide a more predictable cash flow profile. We remain focused on renewing, extending or replacing our agreements at Hardisty that expire in mid-2022 and mid-2023 with new, multi-year take or pay commitments, including, if USD and Gibson are successful in securing additional customers at the DRU, on a long-term basis similar to the existing DRU customer. In addition, we successfully re-contracted the capacity at our Stroud Terminal that was set to expire in June 2020 with a term that extends through June 2024. However, upon the successful completion of USD’s DRU project, our Stroud customer will have the right to terminate a portion of this agreement immediately and the remainder in June 2022, as previously discussed. Management believes that the lower utilization at the Stroud Terminal as a result of successful completion of the DRU project will be short-term in nature, and will allow the Partnership the opportunity to offer terminalling services to other customers that may be in need of access to the numerous markets connected to the Cushing oil hub.
Potential Impact of Hardisty and Stroud Deficiency Credit Usage by Our Customers
As previously discussed, customers of our Hardisty and Stroud Terminals are obligated to pay a minimum monthly commitment fee for the capacity to load an allotted number of unit trains, representing a specified number of barrels per month. If a customer loads fewer unit trains than its allotted amount in any given month, that customer will receive a credit for up to 12 months, also referred to as a deficiency credit. This credit may be used to offset fees on throughput volumes in excess of the customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. As of March 31, 2021, we deferred revenues of $0.6 million associated with the expected usage of the deficiency credits during 2021, which will remain deferred until either the deficiency credit has been used or the likelihood of the credit’s usage has been deemed remote. Additionally, we could incur incremental costs associated with loading the additional trains for our customers if they do use their accrued deficiency credits, but such costs are not expected to be material.
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
Goodwill Impairment
In March 2020, we tested the goodwill associated with our Casper Terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reductions of expected throughput levels and changes in expectations for current contracts in place at the Casper Terminal. As a result of our impairment testing, we recognized an impairment loss of $33.6 million for the three months ended March 31, 2020. We did not recognize a goodwill impairment loss for the three months ended March 31, 2021.
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
As a result of these CARES Act changes, for the three months ended March 31, 2020, we recognized a current tax benefit of $0.5 million for a claimable tax refund by carrying back U.S. net operating losses incurred in 2018, 2019, and 2020. We also recognized a one-time deferred tax expense of $46 thousand in the first quarter of 2020 due to the net effect of utilizing all U.S. net operating loss deferred tax assets and releasing the corresponding U.S. valuation allowance as of December 31, 2019. The tax impacts of the CARES Act were computed with the best available information, and will be adjusted after the 2020 U.S. tax return is finalized. However, we do not expect these adjustments to result in a material change to the tax provision in future periods.
Segment Allocation of Certain Selling, General and Administrative Costs
Historically, we have allocated certain selling, general and administrative expenses to our Terminalling services and Fleet services segments that included corporate function personnel costs for managing our business that are allocated to us by our general partner, as well as other administrative expenses including audit fees and certain consulting fees. Beginning with the first quarter in 2021, these selling, general, and administrative expenses that are not directly related to operating our Terminalling services and Fleet services segments will now be allocated to corporate selling, general, and administrative expenses to better reflect the financial results of our Terminalling services and Fleet services segments.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to aid in resource allocation decisions and to assess operational performance.
The following table summarizes our operating results by business segment and corporate charges for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating income (loss)
Terminalling services	$9,607	$(26,291)
Fleet services	145	(72)
Corporate and other	(3,622)	(3,137)
Total operating income (loss)	6,130	(29,500)
Interest expense	1,735	2,739
Loss (gain) associated with derivative instruments	(3,076)	2,873
Foreign currency transaction gain	(61)	(92)
Other income, net	(20)	(732)
Provision for (benefit from) income taxes	224	(507)
Net income (loss)	$7,328	$(33,781)
Summary Analysis of Operating Results
Changes in our operating results for the three months ended March 31, 2021, as compared with our operating results for the three months ended March 31, 2020, were primarily driven by:
•activities associated with our Terminalling services business including:
–higher revenue at our Stroud Terminal due to higher rates during the current quarter that are based on crude oil pricing index differentials, partially offset by deferred revenue associated with make-up right options we granted to customers;
–slightly lower revenue at our Hardisty Terminal due to a minor amount of revenue that was deferred in the first three months of 2021 associated with the make-up right options we granted to our customers as compared to the recognition of previously deferred revenue in the first quarter of 2020 associated with make-up rights, partially offset by a favorable variance on the change in the Canadian exchange rate associated with our Canadian-dollar denominated contracts and increased rates on certain of our Hardisty agreements when compared to the first quarter of 2020;
–lower operating costs resulting primarily from a non-cash impairment of the goodwill that was recognized in the first quarter of 2020 associated with our Casper Terminal due to economic conditions as a result of the COVID-19 pandemic, the overall downturn in the crude market and the decline in the demand for petroleum products with no comparable loss in 2021.
•a decrease in interest expense primarily due to lower interest rates coupled with a lower weighted average balance of debt outstanding;
•non-cash gains associated with increases in the fair value of our interest rate derivatives resulting from increases in the interest rate index upon which the derivative values are based; and
•an increase in provision from income taxes associated with our Fleet services segment primarily related to net operating loss carrybacks made available by provisions in the CARES Act in 2020 with no similar tax benefits recognized in 2021.

A comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS — BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenues
Terminalling services	$29,208	$28,323
Freight and other reimbursables	124	617
Total revenues	29,332	28,940
Operating costs
Subcontracted rail services	3,141	3,445
Pipeline fees	6,046	6,347
Freight and other reimbursables	124	617
Operating and maintenance	3,924	4,088
Selling, general and administrative	1,019	1,723
Goodwill impairment loss	—	33,589
Depreciation and amortization	5,471	5,422
Total operating costs	19,725	55,231
Operating income (loss)	9,607	(26,291)
Foreign currency transaction loss (gain)	133	(74)
Other income, net	(20)	(729)
Provision for (benefit from) income taxes	197	(47)
Net income (loss)	$9,297	$(25,441)
Average daily terminal throughput (bpd)	97,114	158,764
Three months ended March 31, 2021 compared with three months ended March 31, 2020
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $0.4 million to $29.3 million for the three months ended March 31, 2021, as compared with $28.9 million for the three months ended March 31, 2020. This increase was primarily due to higher revenues at our Stroud Terminal in the three months ended March 31, 2021 due to higher rates that are based on crude oil pricing index differentials, partially offset by revenue that we deferred associated with the make-up right options we granted to customers of our Stroud Terminal. Also offsetting this increase in terminalling services revenue was a slight decrease in our Hardisty Terminal revenues. In the first quarter of 2020 revenues were recognized at our Hardisty Terminal that we previously deferred associated with the make-up right options we granted to customers as these rights were deemed unlikely to be used in future periods, while in the first quarter of 2021 we had a minor deferral of revenues associated with the Hardisty Terminal make-up rights. Partially offsetting these lower revenues at Hardisty was a favorable variance resulting from the Canadian exchange rate on our Canadian-dollar denominated contracts during the first quarter of 2021 as compared to the first quarter of 2020, discussed in more detail below. Additionally, we had increased rates on certain of our Hardisty agreements when compared to the first quarter of 2020.

Our average daily terminal throughput decreased 61,650 bpd to 97,114 bpd for the three months ended March 31, 2021, as compared with 158,764 bpd for the three months ended March 31, 2020. Our throughput volumes decreased primarily due to a decrease in demand for export capacity by customers of our Hardisty Terminal during the first quarter of 2021 as compared to the relatively high level of demand that existed in the first quarter of 2020 prior to the impacts of the COVID-19 pandemic. A portion of our Hardisty throughput volumes also drives the demand for deliveries to our Stroud Terminal and its connection to the Cushing oil hub. Refer to Overview and Recent Developments — Market Update — COVID-19 and Crude Oil Pricing Environment Update for more information. Additionally, extreme cold temperatures experienced in the first quarter of 2021 at our Stroud Terminal led to a decrease in throughput at our Hardisty and Stroud Terminals during the quarter. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services.
Our terminalling services revenue for the three months ended March 31, 2021, would have been $1.2 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended March 31, 2021, was the same as the average exchange rate for the three months ended March 31, 2020. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7897 for the three months ended March 31, 2021 as compared with 0.7456 for the three months ended March 31, 2020.
Operating Costs
The operating costs of our Terminalling services segment decreased $35.5 million to $19.7 million for the three months ended March 31, 2021, as compared with $55.2 million for the three months ended March 31, 2020. The decrease is primarily attributable to an impairment of our goodwill recognized in the first quarter of 2020 at our Casper Terminal due to economic conditions in 2020, coupled with lower subcontracted rail services costs, pipeline fees and selling, general and administrative costs.
Our terminalling services operating costs for the three months ended March 31, 2021, would have been $0.6 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended March 31, 2021, was the same as the average exchange rate for the three months ended March 31, 2020.
Subcontracted rail services. Our costs for subcontracted rail services decreased $0.3 million to $3.1 million for the three months ended March 31, 2021, as compared with $3.4 million for the three months ended March 31, 2020, primarily due to the reduced throughput at our terminals that occurred during the current quarter, as discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty Terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty Terminal less direct operating costs. Our pipeline fees decreased $0.3 million to $6.0 million for the three months ended March 31, 2021, as compared with $6.3 million for the three months ended March 31, 2020, primarily due to lower revenues at our Hardisty terminal. Additionally, we deferred a minor amount of pipeline fees during the three months ended March 31, 2021 associated with revenue we deferred for our customer’s expected future use of make-up rights at our Hardisty Terminal, as discussed above. However, during the first quarter of 2020, we recognized previously deferred pipeline fees associated with the make-up right options we granted to customers of our Hardisty terminal.
Selling, general and administrative. Selling, general and administrative expense decreased $0.7 million to $1.0 million for the three months ended March 31, 2021, as compared with $1.7 million for the three months ended March 31, 2020. The decrease is primarily due to a change in the allocation of certain selling, general and administrative expenses from the Terminalling services segment to corporate that are not directly related to operating our Terminalling services segment that began in the first quarter of 2021. As such, there is a corresponding increase in corporate selling, general and administrative costs during the first quarter of 2021, discussed below. Refer to Part I. Item 1. Financial Statements, Note 14. Segment reporting for further discussion on the change in segment cost allocation. Additionally, our Terminalling services segment selling, general and administrative costs decreased during the current quarter as compared to the first quarter of 2020 due to lower costs allocated to us associated with the management and operation of our terminals.
Goodwill impairment loss. In the first quarter of 2021, we had no goodwill impairment loss compared to the $33.6 million impairment loss that was recognized in the first quarter of 2020. In March 2020, we tested the goodwill associated with our Casper Terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products. As a result of our impairment testing, we recognized an impairment loss of $33.6 million for the three months ended March 31, 2020.
Other Expenses (Income)
Other income, net. Other income, net decreased $0.7 million for the three months ended March 31, 2021, as compared with the three months ended March 31, 2020. This decrease is primarily associated with a decrease in income earned as an incentive for railcar movements of a customer at our Hardisty Terminal.
FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenues
Fleet leases	$984	$984
Fleet services	251	277
Freight and other reimbursables	32	5
Total revenues	1,267	1,266
Operating costs
Freight and other reimbursables	32	5
Operating and maintenance	998	1,020
Selling, general and administrative	92	313
Total operating costs	1,122	1,338
Operating income (loss)	145	(72)
Foreign currency transaction loss (gain)	—	(6)
Provision for (benefit from) income taxes	27	(460)
Net income	$118	$394
Three months ended March 31, 2021 compared with three months ended March 31, 2020
The underlying business activities associated with our Fleet services segment have remained relatively constant for the three months ended March 31, 2021, as compared with three months ended March 31, 2020. As a result, we have experienced only modest changes in the operating revenues associated with this business. We expect only modest changes in the revenue results of our fleet services business for the near future.
Our selling, general and administrative expenses decreased $0.2 million to $0.1 million for the three months ended March 31, 2021 as compared with $0.3 million for the three months ended March 31, 2020. The decrease is primarily due to a change in the allocation of certain selling, general and administrative expenses from the Fleet services segment to corporate that are not directly related to operating our Fleet services segment that began in the first quarter of 2021. As such, there is a corresponding increase in corporate selling, general and administrative costs during the first quarter of 2021, discussed below. Refer to Part I. Item 1. Financial Statements, Note 14. Segment reporting for further discussion on the change in segment cost allocation. Additionally, our Fleet services segment selling, general and administrative costs decreased during the current quarter as compared to the first quarter of 2020 due to lower costs allocated to us associated with the management and operation of our fleet assets.
Our provision for income taxes in the Fleet services segment increased $0.5 million to a provision of $27 thousand for three months ended March 31, 2021 as compared with a benefit of $0.5 million for the three months ended March 31, 2020. This increase in provision is due to a benefit in 2020 that was associated with a provision in the CARES Act that allowed U.S. net operating losses incurred in tax years 2018, 2019, and 2020 to be carried back to the preceding five years and generate a tax refund for 2020. Under prior guidance, these net operating losses could only be carried forward.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating costs
Selling, general and administrative	$3,622	$3,137
Operating loss	(3,622)	(3,137)
Interest expense	1,735	2,739
Loss (gain) associated with derivative instruments	(3,076)	2,873
Foreign currency transaction loss (gain)	(194)	(12)
Other income, net	—	(3)
Net loss	$(2,087)	$(8,734)
Three months ended March 31, 2021 compared with three months ended March 31, 2020
Costs associated with our corporate activities decreased $6.6 million to $2.1 million for the three months ended March 31, 2021 as compared with $8.7 million for the same period in 2020.
Our corporate selling, general and administrative expenses increased $0.5 million to $3.6 million for the three months ended March 31, 2021 as compared with $3.1 million for the three months ended March 31, 2020. The increase is primarily due to a change in the allocation of certain selling, general and administrative expenses from the Terminalling services and Fleet services segments to corporate activities that are not directly related to operating our Terminalling services and Fleet services segments that began in the first quarter of 2021. As such, there is a corresponding decrease in both the Terminalling services and Fleet services segments selling, general and administrative costs during the first quarter of 2021, as discussed above. Partially offsetting the increased corporate selling, general and administrative costs allocations was a decrease in audit fees incurred in the first quarter of 2021 as compared to the first quarter of 2020. Refer to Part I. Item 1. Financial Statements, Note 14. Segment reporting for further discussion on the change in segment cost allocation.
Our costs for interest expense decreased $1.0 million to $1.7 million for the three months ended March 31, 2021, as compared with the same period in 2020, primarily due to a decrease in interest rates we were charged under our Credit Agreement during the three months ended March 31, 2021 coupled with a lower weighted average balance of debt outstanding, as compared to the same period in 2020. In addition, we recognized a non-cash gain of $3.1 million on our interest rate derivatives for the three months ended March 31, 2021, as compared to a non-cash loss of $2.9 million for the same period in 2020.

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
For information regarding our Credit Agreement, please see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Part I. Item 1. Financial Statements, Note 9. Debt of this Quarterly Report.
The following table presents our available liquidity as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents (1)	$3.1	$3.0
Aggregate borrowing capacity under Credit Agreement	385.0	385.0
Less: Revolving Credit Facility amounts outstanding	189.0	197.0
Available liquidity based on Credit Agreement capacity	$199.1	$191.0
Available liquidity based on Credit Agreement covenants (2)	$74.5	$56.2

(1)    Excludes amounts that are restricted pursuant to our collaborative agreement with Gibson.
(2)    Pursuant to the terms of our Credit Agreement, our borrowing capacity is limited to 4.5 times our trailing 12-month consolidated EBITDA, which equates to $71.4 million and $53.2 million of borrowing capacity available at March 31, 2021 and December 31, 2020, respectively.
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

Cash Flows
The following table and discussion summarize the cash flows associated with our operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$12,645	$11,717
Investing activities	(483)	(147)
Financing activities	(12,040)	(8,443)
Effect of exchange rates on cash	(95)	(989)
Net change in cash, cash equivalents and restricted cash	$27	$2,138
Operating Activities
Net cash provided by operating activities increased $0.9 million to $12.6 million for the three months ended March 31, 2021, as compared with $11.7 million for the three months ended March 31, 2020. The increase in net cash provided by operating activities is primarily attributable to the changes in cash flow derived from our operating results as discussed above in Results of Operations. While our net income for the quarter ended March 31, 2021 was $41.1 million more than our net loss for the same period in 2020, the net loss from 2020 included a significant amount of non-cash expenses that increase our net loss but did not decrease cash flow, such as our goodwill impairment loss recognized in 2020 and the loss associated with derivative instruments in 2020 as compared to the derivative gain we recognized in 2021. The net change in net cash provided by operating activities was also impacted by the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.
Investing Activities
Net cash used in investing activities increased to $0.5 million for the three months ended March 31, 2021 compared to $0.1 million for the three months ended March 31, 2020 primarily due to permitting costs incurred in the first quarter of 2021 associated with potential expansion opportunities at one of our terminals.
Financing Activities
Net cash used in financing activities increased to $12.0 million for the three months ended March 31, 2021 from $8.4 million for the three months ended March 31, 2020. Our net payments on our long-term debt during the three months ended March 31, 2021 were $12.0 million higher than the net borrowings during the three months ended March 31, 2020, partially offset with a decrease in cash paid for distributions during the three months ended March 31, 2021, as compared to the same period in 2020.
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
Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital expenditures, or investment capital expenditures. Although we have not experienced significant maintenance capital expenditures in prior years, as the age and usage of our assets increase, we expect that costs we incur to maintain them in compliance with sound business practice, our contractual relationships and applicable regulatory requirements will likely increase. Some of these costs will be characterized as maintenance capital expenditures. We incurred $0.2 million for maintenance capital expenditures during the three months ended March 31, 2021. Our total expansion capital expenditures for the three months ended March 31, 2021 were $0.3 million.
Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating, investing and distribution needs. During the three months ended March 31, 2021, we received no proceeds from borrowings on our Revolving Credit Facility and made repayments of $8.0 million on our Revolving Credit Facility from cash flow in excess of our operating and investing needs. Subsequent to March 31, 2021 and as of May 3, 2021, we have made additional repayments of $3.0 million of the outstanding balance of our Revolving Credit Facility. As of May 3, 2021, we had amounts outstanding of $186.0 million under the Revolving Credit Facility and $199.0 million available for borrowings under the Revolving Credit Facility based on capacity that is subject to certain covenants. Refer to Part I. Item 1. Financial Statements, Note 9. Debt of this Quarterly Report for more information.
Distributions
Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we do not have a legal obligation to distribute any particular amount per common unit.
For the quarter ended March 31, 2021, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.1135 per unit on all of our units. Our current quarterly distribution of $0.1135 per unit equates to $3.1 million per quarter, or $12.6 million per year, based on the number of common and general partner units outstanding as of May 5, 2021. This distribution represents an increase of 2.3% from the distribution with respect to the fourth quarter of 2020 and is the result of an improved outlook for our business and enhanced liquidity position, primarily resulting from net repayments totaling $35 million that reduced the outstanding balance on our Revolving Credit Facility since the end of the first quarter of 2020. Given the uncertainty in the energy industry that existed during 2020, the board of directors made a proactive decision to strengthen our financial position by reducing our quarterly distribution in 2020 from previous levels and redeploying certain free cash flow to de-lever. During the first quarter of 2021, we made a net repayment of $8.0 million of the outstanding balance of our Revolving Credit Facility. Subsequent to March 31, 2021 and as of May 3, 2021, we have made additional repayments of $3.0 million of the outstanding balance of our Revolving Credit Facility.
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
Item 4.    Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We did not make any changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the ordinary course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We may be subject to additional risks and uncertainties that we currently consider immaterial or that are unknown to us but may have a material impact on our business, financial condition and results of operations.

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	The cover page of the USD Partners LP Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*     Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	May 6, 2021	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	May 6, 2021	By:	/s/ Adam Altsuler
Adam Altsuler Senior Vice President and Chief Financial Officer (Principal Financial Officer)