Form 10-Q
period 2021-06-30
USD Partners LP
filed 2021-08-05
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of August 2, 2021, there were 27,225,104 common units and 461,136 general partner units outstanding.

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

i

                PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited; in thousands of US dollars, except per unit amounts)
Revenues
Terminalling services	$30,992	$22,309	$59,097	$46,544
Terminalling services — related party	1,111	3,800	2,214	7,888
Fleet leases — related party	983	983	1,967	1,967
Fleet services	—	51	24	101
Fleet services — related party	228	228	455	455
Freight and other reimbursables	207	64	363	686
Freight and other reimbursables — related party	—	1	—	1
Total revenues	33,521	27,436	64,120	57,642
Operating costs
Subcontracted rail services	3,523	2,688	6,664	6,133
Pipeline fees	6,398	5,395	12,444	11,742
Freight and other reimbursables	207	65	363	687
Operating and maintenance	2,602	2,564	5,434	5,645
Operating and maintenance — related party	2,101	2,065	4,191	4,092
Selling, general and administrative	2,411	2,620	5,467	5,800
Selling, general and administrative — related party	1,625	1,835	3,302	3,828
Goodwill impairment loss	—	—	—	33,589
Depreciation and amortization	5,500	5,203	10,971	10,625
Total operating costs	24,367	22,435	48,836	82,141
Operating income (loss)	9,154	5,001	15,284	(24,499)
Interest expense	1,591	2,256	3,326	4,995
Loss (gain) associated with derivative instruments	718	332	(2,358)	3,205
Foreign currency transaction loss (gain)	(41)	1,150	(102)	1,058
Other expense (income), net	4	(111)	(16)	(843)
Income (loss) before income taxes	6,882	1,374	14,434	(32,914)
Provision for (benefit from) income taxes	166	188	390	(319)
Net income (loss)	$6,716	$1,186	$14,044	$(32,595)
Net income (loss) attributable to limited partner interests	$6,605	$1,166	$13,809	$(32,044)
Net income (loss) per common unit (basic and diluted)	$0.24	$0.05	$0.51	$(1.22)
Weighted average common units outstanding	27,224	26,844	27,128	26,180
Net income (loss) per subordinated unit (basic and diluted)	$—	$—	$—	$(0.03)
Weighted average subordinated units outstanding	—	—	—	575

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited; in thousands of US dollars)
Net income (loss)	$6,716	$1,186	$14,044	$(32,595)
Other comprehensive income (loss) — foreign currency translation	580	2,917	955	(1,605)
Comprehensive income (loss)	$7,296	$4,103	$14,999	$(34,200)

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
	(unaudited; in thousands of US dollars)
Cash flows from operating activities:
Net income (loss)	$14,044	$(32,595)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,971	10,625
Loss (gain) associated with derivative instruments	(2,358)	3,205
Settlement of derivative contracts	(543)	(289)
Unit based compensation expense	2,917	3,265
Loss associated with disposal of assets	5	—
Deferred income taxes	(90)	(541)
Amortization of deferred financing costs	414	414
Goodwill impairment loss	—	33,589
Changes in operating assets and liabilities:
Accounts receivable	(849)	690
Accounts receivable — related party	1,069	(746)
Prepaid expenses and other assets	733	(1,571)
Other assets — related party	(806)	(510)
Accounts payable and accrued expenses	582	(1,145)
Accounts payable and accrued expenses — related party	(36)	(87)
Deferred revenue and other liabilities	622	3,846
Deferred revenue — related party	—	(1,024)
Other liabilities — related party	24	—
Net cash provided by operating activities	26,699	17,126
Cash flows from investing activities:
Additions of property and equipment	(1,384)	(377)
Net cash used in investing activities	(1,384)	(377)
Cash flows from financing activities:
Distributions	(6,486)	(13,837)
Vested phantom units used for payment of participant taxes	(857)	(1,788)
Proceeds from long-term debt	—	10,000
Repayments of long-term debt	(18,000)	(12,000)
Net cash used in financing activities	(25,343)	(17,625)
Effect of exchange rates on cash	(148)	438
Net change in cash, cash equivalents and restricted cash	(176)	(438)
Cash, cash equivalents and restricted cash — beginning of period	10,994	10,684
Cash, cash equivalents and restricted cash — end of period	$10,818	$10,246

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited; in thousands of US dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$3,131	$3,040
Restricted cash	7,687	7,954
Accounts receivable, net	4,938	4,049
Accounts receivable — related party	1,442	2,460
Prepaid expenses	2,556	1,959
Other current assets	465	1,777
Other current assets — related party	242	15
Total current assets	20,461	21,254
Property and equipment, net	138,140	139,841
Intangible assets, net	55,189	61,492
Operating lease right-of-use assets	7,551	9,630
Other non-current assets	3,941	3,625
Other non-current assets — related party	2,337	1,706
Total assets	$227,619	$237,548

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$2,686	$1,865
Accounts payable and accrued expenses — related party	348	383
Deferred revenue	5,949	6,367
Deferred revenue — related party	410	410
Operating lease liabilities, current	5,627	5,291
Other current liabilities	5,086	4,222
Total current liabilities	20,106	18,538
Long-term debt, net	177,895	195,480
Operating lease liabilities, non-current	1,894	4,392
Other non-current liabilities	11,080	12,870
Other non-current liabilities — related party	24	—
Total liabilities	210,999	231,280
Commitments and contingencies
Partners’ capital
Common units (27,224,441 and 26,844,715 outstanding at June 30, 2021 and December 31, 2020, respectively)	13,100	3,829
General partner units (461,136 outstanding at June 30, 2021 and December 31, 2020)	2,018	1,892
Accumulated other comprehensive income	1,502	547
Total partners’ capital	16,620	6,268
Total liabilities and partners’ capital	$227,619	$237,548

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
THREE MONTHS CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Three Months Ended June 30,
	2021		2020
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at April 1,	27,224,441	$8,472	26,843,674	$(5,286)
Common units issued for vested phantom units	—	—	—	—
Net income	—	6,605	—	1,166
Unit based compensation expense	—	1,271	—	1,579
Distributions	—	(3,248)	—	(3,129)
Ending balance at June 30,	27,224,441	13,100	26,843,674	(5,670)
Subordinated units
Beginning balance at April 1,	—	—	—	—
Net income	—	—	—	—
Distributions	—	—	—	—
Ending balance at June 30,	—	—	—	—
General Partner units
Beginning balance at April 1,	461,136	1,962	461,136	1,817
Net income	—	111	—	20
Distributions	—	(55)	—	(53)
Ending balance at June 30,	461,136	2,018	461,136	1,784
Accumulated other comprehensive income (loss)
Beginning balance at April 1,		922		(4,649)
Cumulative translation adjustment		580		2,917
Ending balance at June 30,		1,502		(1,732)
Total partners’ capital at June 30,		$16,620		$(5,618)
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
SIX MONTHS CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Six Months Ended June 30,
	2021		2020
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at January 1,	26,844,715	$3,829	24,411,892	$61,013
Conversion of units	—	—	2,092,709	(23,423)
Common units issued for vested phantom units	379,726	(857)	339,073	(1,788)
Net income (loss)	—	13,809	—	(32,029)
Unit based compensation expense	—	2,696	—	3,150
Distributions	—	(6,377)	—	(12,593)
Ending balance at June 30,	27,224,441	13,100	26,843,674	(5,670)
Subordinated units
Beginning balance at January 1,	—	—	2,092,709	(22,597)
Conversion of units	—	—	(2,092,709)	23,423
Net income (loss)	—	—	—	(15)
Distributions	—	—	—	(811)
Ending balance at June 30,	—	—	—	—
General Partner units
Beginning balance at January 1,	461,136	1,892	461,136	2,767
Net income (loss)	—	235	—	(551)
Unit based compensation expense	—	—	—	1
Distributions	—	(109)	—	(433)
Ending balance at June 30,	461,136	2,018	461,136	1,784
Accumulated other comprehensive income (loss)
Beginning balance at January 1,		547		(127)
Cumulative translation adjustment		955		(1,605)
Ending balance at June 30,		1,502		(1,732)
Total partners’ capital at June 30,		$16,620		$(5,618)

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
Basis of Presentation
Our accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of our management, they contain all adjustments, consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of June 30, 2021, our results of operations for the three and six months ended June 30, 2021 and 2020, and our cash flows for the six months ended June 30, 2021 and 2020. We derived our consolidated balance sheet as of December 31, 2020 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our results of operations for the three and six months ended June 30, 2021 and 2020 should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, changes in the fair market value of our derivative instruments and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
COVID-19 Update
During 2020, the COVID-19 pandemic adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. As a result, beginning in March 2020, there was significant reductions in demand for crude oil, natural gas and natural gas liquids, which led to a decline in commodity prices. This drove Canadian producers to curtail production, which in turn resulted in lower crude oil supply levels and led to lower throughput volume through our facilities. However, the decline in throughput volumes at our facilities did not have a material impact on our results of operations or cash flows during 2020, as a substantial amount of our terminalling services operating cash flows are generated from take-or-pay contracts with minimum monthly commitment fees with mainly investment grade customers. There still remains significant uncertainty given the unprecedented and evolving nature of the COVID-19 pandemic and the state of the commodity markets. As such, we will continue to actively monitor their impact on our operations and financial condition.
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

The formula for distributing available cash as set forth in our partnership agreement is as follows:

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Thereafter	Amounts above $0.431250	50%	50%

(1)Calculated as if our general partner holds the original 2% general partner interest in us, which is currently 1.7%.
We determined basic and diluted net income (loss) per limited partner unit as set forth in the following tables:

	For the Three Months Ended June 30, 2021
	Common Units	Subordinated Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$6,605	$—	$111	$6,716
Less: Distributable earnings (2)	3,319	—	56	3,375
Excess net income	$3,286	$—	$55	$3,341
Weighted average units outstanding (3)	27,224	—	461	27,685
Distributable earnings per unit (4)	$0.12	$—
Underdistributed earnings per unit (5)	0.12	—
Net income per limited partner unit (basic and diluted) (6)	$0.24	$—

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. There were no amounts attributed to the general partner for its incentive distribution rights.
(2)Represents the distributions payable for the period based upon the quarterly distribution amounts of $0.116 per unit or $0.464 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $164 thousand distributable to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
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
(6)Our computation of net income per limited partner unit excludes the effects of 1,411,618 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
(7)In February 2020, the final tranche of 2,092,709 subordinated units were converted into common units and therefore there were no subordinated units outstanding during 2021. Refer to Note 16. Partners' Capital for more information.

	For the Three Months Ended June 30, 2020
	Common Units	Subordinated Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$1,166	$—	$20	$1,186
Less: Distributable earnings (2)	3,129	—	54	3,183
Distributions in excess of earnings	$(1,963)	$—	$(34)	$(1,997)
Weighted average units outstanding (3)	26,844	—	461	27,305
Distributable earnings per unit (4)	$0.12	$—
Overdistributed earnings per unit (5)	(0.07)	—
Net income per limited partner unit (basic and diluted) (6)	$0.05	$—

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. There were no amounts attributed to the general partner for its incentive distribution rights.
(2)Represents the distributions paid for the period based upon the quarterly distribution amount of $0.111 per unit or $0.444 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $152 thousand distributable to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
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
(7)In February 2020, the final tranche of 2,092,709 subordinated units were converted into common units. Refer to Note 16. Partners' Capital for more information.

	For the Six Months Ended June 30, 2021
	Common Units	Subordinated Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$13,809	$—	$235	$14,044
Less: Distributable earnings (2)	6,567	—	112	6,679
Excess net income	$7,242	$—	$123	$7,365
Weighted average units outstanding (3)	27,128	—	461	27,589
Distributable earnings per unit (4)	$0.24	$—
Underdistributed earnings per unit (5)	0.27	—
Net income per limited partner unit (basic and diluted) (6)	$0.51	$—

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. There were no amounts attributed to the general partner for its incentive distribution rights.
(2)Represents the per unit distribution paid of $0.1135 per unit for the three months ended March 31, 2021 and $0.116 per unit distributable for the three months ended June 30, 2021, representing a year-to-date distribution of $0.2295 per unit. Amounts presented for each class of units include a proportionate amount of the $161 thousand distributed and $164 thousand distributable to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
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
(6)Our computation of net income per limited partner unit excludes the effects of 1,411,618 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
(7)In February 2020, the final tranche of 2,092,709 subordinated units were converted into common units and therefore there were no subordinated units outstanding during 2021. Refer to Note 16. Partners' Capital for more information.

	For the Six Months Ended June 30, 2020
	Common Units	Subordinated Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net loss attributable to general and limited partner interests in USD Partners LP (1)	$(32,029)	$(15)	$(551)	$(32,595)
Less: Distributable earnings (2)	6,258	—	107	6,365
Distributions in excess of earnings	$(38,287)	$(15)	$(658)	$(38,960)
Weighted average units outstanding (3)	26,180	575	461	27,216
Distributable earnings per unit (4)	$0.24	$—
Overdistributed earnings per unit (5)	(1.46)	(0.03)
Net loss per limited partner unit (basic and diluted)(6)	$(1.22)	$(0.03)

(1)Represents net loss allocated to each class of units based on the actual ownership of the Partnership during the period. There were no amounts attributed to the general partner for its incentive distribution rights.
(2)Represents the per unit distribution paid of $0.111 per unit for the three months ended March 31, 2020 and $0.111 distributed for the three months ended June 30, 2020, representing a year-to-date distribution of $0.222 per unit. Amounts presented for each class of units include a proportionate amount of the $304 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
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
(7)In February 2020, the final tranche of 2,092,709 subordinated units were converted into common units. Refer to Note 16. Partners' Capital for more information.
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

	Three Months Ended June 30, 2021
	U.S.	Canada	Total
	(in thousands)
Third party	$9,854	$21,345	$31,199
Related party	$2,322	$—	$2,322

	Three Months Ended June 30, 2020
	U.S.	Canada	Total
	(in thousands)
Third party	$6,653	$15,771	$22,424
Related party	$2,115	$2,897	$5,012

	Six Months Ended June 30, 2021
	U.S.	Canada	Total
	(in thousands)
Third party	$17,492	$41,992	$59,484
Related party	$4,636	$—	$4,636

	Six Months Ended June 30, 2020
	U.S.	Canada	Total
	(in thousands)
Third party	$13,702	$33,629	$47,331
Related party	$4,420	$5,891	$10,311
Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our terminalling and fleet services agreements as of June 30, 2021 are as follows for the periods indicated:

	For the six months ended December 31, 2021	2022	2023	2024	Thereafter	Total
	(in thousands)
Terminalling Services (1) (2) (3)	$48,677	$75,775	$38,063	$19,528	$126,932	$308,975
Fleet Services	455	1,195	—	—	—	1,650
Total	$49,132	$76,970	$38,063	$19,528	$126,932	$310,625

(1)A significant portion of our terminalling services agreements are denominated in Canadian dollars. We have converted the remaining performance obligations associated with these Canadian dollar-denominated contracts using the year-to-date average exchange rate of 0.802 U.S. dollars for each Canadian dollar at June 30, 2021.
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
We had the following amounts outstanding associated with our contract assets on our consolidated balance sheets in the financial statement line items presented below in the following table for the indicated periods:

	June 30, 2021	December 31, 2020
	(in thousands)
Other current assets	$173	$1,622
Deferred Revenue
Our deferred revenue is a form of a contract liability and consists of amounts collected in advance from customers associated with their terminalling and fleet services agreements and deferred revenues associated with make-up rights, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We currently recognize substantially all of the amounts we receive for minimum volume commitments as revenue when collected, since breakage associated with these make-up rights is currently approximately 100% based on our expectations around usage of these options. Accordingly, we had no deferred revenues at June 30, 2021 for estimated breakage associated with the make-up rights options we granted to our customers. In addition, we had no deferred revenues associated with make-up rights at December 31, 2020.
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
The following table presents the amounts outstanding on our consolidated balance sheets and changes associated with the balance of our deferred revenue for the six months ended June 30, 2021:

	December 31, 2020	Cash Additions for Customer Prepayments	Revenue Recognized	June 30, 2021
	(in thousands)
Deferred revenue	$6,367	$5,949	$(6,367)	$5,949
Other current liabilities	$—	$2,122	$—	$2,122
Other non-current liabilities (1)	$10,087	$912	$—	$10,999

(1)    Includes cumulative revenue that has been deferred due to tiered billing provisions included in certain of our Canadian dollar-denominated contracts, as discussed above. As such, the change in “Other non-current liabilities” presented has been increased by $281 thousand due to the impact of the change in the end of period exchange rate between December 31, 2020 and June 30, 2021.
Deferred Revenue — Fleet Leases
Our deferred revenue also includes advance payments from customers of our Fleet services business, which will be recognized as Fleet leases revenue when earned pursuant to the terms of our contractual arrangements. We have included $0.4 million at June 30, 2021 and December 31, 2020, in “Deferred revenue — related party” on our consolidated balance sheets associated with customer prepayments for our fleet lease agreements. Refer to Note 7. Leases for additional discussion of our lease revenues.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amounts shown in our consolidated statements of cash flows for the specified periods:

	June 30,
	2021	2020
	(in thousands)
Cash and cash equivalents	$3,131	$3,093
Restricted Cash	7,687	7,153
Total cash, cash equivalents and restricted cash	$10,818	$10,246

6. PROPERTY AND EQUIPMENT
Our property and equipment is comprised of the following asset classifications as of the dates indicated:

	June 30, 2021	December 31, 2020	Estimated Depreciable Lives (Years)
	(in thousands)
Land	$10,371	$10,288	N/A
Trackage and facilities	129,238	127,401	10-30
Pipeline	32,735	32,735	20-30
Equipment	17,708	17,337	3-20
Furniture	68	67	5-10
Total property and equipment	190,120	187,828
Accumulated depreciation	(53,984)	(48,630)
Construction in progress (1)	2,004	643
Property and equipment, net	$138,140	$139,841

(1)The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that has not been placed into productive service as of the respective consolidated balance sheet date.
Depreciation expense associated with property and equipment totaled $2.3 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively, and $4.7 million and $4.3 million for the six months ended June 30, 2021 and 2020, respectively.
7. LEASES
We have noncancellable operating leases for railcars, buildings, storage tanks, offices, railroad tracks, and land.

Six Months Ended June 30, 2021
Weighted-average discount rate	5.7%
Weighted average remaining lease term in years	1.38
Our total lease cost consisted of the following items for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$1,508	$1,492	$2,987	$2,978
Short term lease cost	48	47	92	92
Variable lease cost	9	2	27	11
Sublease income	(1,348)	(1,342)	(2,696)	(2,683)
Total	$217	$199	$410	$398

The maturity analysis below presents the undiscounted cash payments we expect to make each period for property that we lease from others under noncancellable operating leases as of June 30, 2021 (in thousands):

2021	$3,055
2022	4,751
2023	35
2024	2
Total lease payments	$7,843
Less: imputed interest	(322)
Present value of lease liabilities	$7,521
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except weighted average term)
Lease income (1)	$2,169	$2,366	$4,354	$4,552
Weighted average remaining lease term in years				3.46

(1)Lease income presented above includes lease income from related parties. Refer to Note 12. Transactions with Related Parties for additional discussion of lease income from a related party. Lease income associated with crude oil storage tanks we lease to customers of our terminals totaling $1.2 million and $1.4 million for the three months ended June 30, 2021 and 2020, and $2.4 million and $2.5 million for the six months ended June 30, 2021 and 2020, respectively, is included in “Terminalling services” revenues on our consolidated statements of operations.

The maturity analysis below presents the undiscounted future minimum lease payments we expect to receive from customers each period for property they lease from us under noncancellable operating leases as of June 30, 2021 (in thousands):

2021	$4,127
2022	7,660
2023	2,656
2024	2,663
2025	2,656
Thereafter	2,430
Total	$22,192

8. INTANGIBLE ASSETS
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Carrying amount:
Customer service agreements	$125,960	$125,960
Other	106	106
Total carrying amount	126,066	126,066
Accumulated amortization:
Customer service agreements	(70,818)	(64,520)
Other	(59)	(54)
Total accumulated amortization	(70,877)	(64,574)
Total intangible assets, net	$55,189	$61,492
Amortization expense associated with intangible assets totaled $3.2 million for the three months ended June 30, 2021 and 2020, and $6.3 million for the six months ended June 30, 2021 and 2020.
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

Our long-term debt balances included the following components as of the specified dates:

	June 30, 2021	December 31, 2020
	(in thousands)
Revolving Credit Facility	$179,000	$197,000
Less: Deferred financing costs, net	(1,105)	(1,520)
Total long-term debt, net	$177,895	$195,480
We determined the capacity available to us under the terms of our Credit Agreement was as follows as of the specified dates:

	June 30, 2021	December 31, 2020
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$385.0	$385.0
Less: Revolving Credit Facility amounts outstanding	179.0	197.0
Available under the Credit Agreement based on capacity	$206.0	$188.0
Available under the Credit Agreement based on covenants (1)	$97.3	$53.2

(1)    Pursuant to the terms of our Credit Agreement, our borrowing capacity, currently, is limited to 4.5 times our trailing 12-month consolidated EBITDA, which equates to $97.3 million and $53.2 million of borrowing capacity available at June 30, 2021 and December 31, 2020, respectively.
The weighted average interest rate on our outstanding indebtedness was 2.35% and 2.66% at June 30, 2021 and December 31, 2020, respectively, without consideration to the effect of our derivative contracts. In addition to the interest we incur on our outstanding indebtedness, we pay commitment fees of 0.50% on unused commitments, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. At June 30, 2021, we were in compliance with the covenants set forth in our Credit Agreement.
Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Interest expense on the Credit Agreement	$1,384	$2,049	$2,912	$4,581
Amortization of deferred financing costs	207	207	414	414
Total interest expense	$1,591	$2,256	$3,326	$4,995

10. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty Terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty Terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty Terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty Terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred pipeline fees of $6.4 million and $5.4 million for the three months ended June 30, 2021 and 2020, respectively, and $12.4 million and $11.7 million for the six months ended June 30, 2021 and 2020, respectively, which are presented as “Pipeline fees” in our consolidated statements of operations. We have included a liability related to this agreement in “Other current liabilities” on our consolidated balance sheets of $0.6 million and $2.3 million at June 30, 2021 and December 31, 2020, respectively. Additionally, we have included an asset related to this agreement in “Other non-current assets” of $3.0 million and $2.9 million at June 30, 2021 and December 31, 2020, respectively, which we will recognize as expense concurrently with the recognition of the associated revenue at out Hardisty Terminal.

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
USDG is the sole owner of our general partner and at June 30, 2021, owns 11,557,090 of our common units representing a 41.7% limited partner interest in us. As of June 30, 2021, a value of up to $10.0 million of these common units were pledged as collateral under USDG’s letter of credit facility. USDG also provides us with general and administrative support services necessary for the operation and management of our business.
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
USD Clean Fuels LLC, or USDCF, is a newly formed subsidiary of USD organized for the purpose of providing production and logistics solutions to the growing market for clean energy transportation fuels.
Omnibus Agreement
We are party to an omnibus agreement with USD, USDG and certain of their subsidiaries, or the Omnibus Agreement, including our general partner, pursuant to which we obtain and make payments for specified services provided to us and for out-of-pocket costs incurred on our behalf. We pay USDG, in equal monthly installments, the annual amount USDG estimates will be payable by us during the calendar year for providing services for our benefit. The Omnibus Agreement provides that this amount may be adjusted annually to reflect, among other things, changes in the scope of the general and administrative services provided to us due to a contribution, acquisition or disposition of assets by us or our subsidiaries, or for changes in any law, rule or regulation applicable to us, which affects the cost of providing the general and administrative services. We also reimburse USDG for any out-of-pocket costs and expenses incurred on our behalf in providing general and administrative services to us. This reimbursement is in addition to the amounts we pay to reimburse our general partner and its affiliates for certain costs and expenses incurred on our behalf for managing our business and operations, as required by our partnership agreement.
In June 2021, we entered into an Amended and Restated Omnibus Agreement, or the Amended Omnibus Agreement, with USD, USDG and certain of their subsidiaries, which amends and restates the Omnibus Agreement, dated October 15, 2014, to extend the termination date of the right of first offer period, or ROFO Period, as defined in the Amended Omnibus Agreement, by an additional five years such that the ROFO Period will terminate on October 15, 2026 unless a Partnership Change of Control, as defined in the Amended Omnibus Agreement, occurs prior to such date.
The total amounts charged to us under the Omnibus Agreement for the three months ended June 30, 2021 and 2020 was $1.6 million and $1.8 million, respectively, and for the six months ended June 30, 2021 and 2020 was $3.3 million and $3.8 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of operations. We had a payable balance of $0.3 million with respect to these costs at June 30, 2021 and December 31, 2020, included in “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.
Marketing Services Agreement - Stroud Terminal
In connection with our purchase of the Stroud terminal, we entered into a Marketing Services Agreement with USDM, or the Stroud Terminal MSA, in May 2017, whereby we granted USDM the right to market the capacity at the Stroud Terminal in excess of the original capacity of our initial customer in exchange for a nominal per barrel fee. USDM is obligated to fund any related capital costs associated with increasing the throughput or efficiency of the terminal to handle additional throughput. Upon expiration of our contract with the initial Stroud customer in June 2020, the same marketing rights now apply to all throughput at the Stroud Terminal in excess of the throughput necessary for the Stroud Terminal to generate Adjusted EBITDA that is at least equal to the average monthly Adjusted EBITDA derived from the initial Stroud customer during the 12 months prior to expiration. We also granted USDG the right to develop other projects at the Stroud Terminal in exchange for the payment to us of market-based compensation for the use of our property for such development projects. Any such development projects would be wholly-owned by USDG and would be subject to our existing right of first offer with respect to midstream projects developed by USDG. Payments made under the Stroud Terminal MSA during the periods presented in this Report are discussed below under the heading “Related Party Revenue and Deferred Revenue.”
Marketing Services Agreement - West Colton Terminal
In June 2021, we entered into a new Terminalling Services Agreement with USDCF that is supported by a minimum throughput commitment to USDCF from an investment-grade rated, refining customer as well as a performance guaranty from USD. The Terminal Services Agreement provides for the inbound shipment of renewable diesel on rail at our West Colton Terminal and the outbound shipment of the product on tank trucks to local consumers. The new terminalling services agreement has an initial term of five years with a target commencement date of December 1, 2021, and we are currently in the process of modifying our existing West Colton Terminal so that it will have the capability to transload renewable diesel in addition to the ethanol that it is currently transloading.
In exchange for the new terminalling agreement at our West Colton Terminal with USDCF discussed above, we also entered into a Marketing Services Agreement in June 2021, or the West Colton MSA, with USDCF pursuant to which we agreed to grant USDCF marketing and development rights pertaining to future renewable diesel opportunities associated with the West Colton Terminal in excess of the initial renewable diesel terminalling services agreement simultaneously executed in June 2021 between us and USDCF. These rights entitle USDCF to market all additional renewable diesel opportunities at the West Colton Terminal during the initial term of the USDCF agreement, and following the initial term of that agreement, all renewable diesel opportunities at the West Colton Terminal in excess of the throughput necessary to generate Adjusted EBITDA for the West Colton Terminal that is at least equal to the average monthly Adjusted EBITDA derived from the initial USDCF agreement during the 12 months prior to expiration of that agreement’s initial five-year term. Pursuant to the West Colton MSA, USDCF will fund any related capital costs associated with increasing the throughput or efficiency of the terminal to handle additional renewable diesel opportunities. In addition, we granted USDCF the right to develop other renewable diesel projects at the West Colton Terminal in exchange for a per barrel fee covering our associated operating costs. Any such development projects would be wholly-owned by USD and would be subject to the right of first offer with respect to midstream infrastructure developed by USD. There have been no payments made under the West Colton MSA during the periods presented in this Report.
Hardisty Terminal Services Agreement
We entered into a terminal services agreement with USDTC II in 2019, whereby Hardisty South will provide terminalling services for a third-party customer of our Hardisty Terminal for contracted capacity that exceeds the transloading capacity currently available. We incurred $2.1 million of expenses pursuant to the arrangement for the three months ended June 30, 2021 and 2020, and $4.2 million and $4.1 million for the six months ended June 30, 2021 and 2020, respectively, which amounts are included in “Operating and maintenance expense — related party” in our consolidated statements of operations. These costs represent the same rate, on a per barrel basis, that we received as revenue from our third-party customer, which is included in “Terminalling Services” revenue in our consolidated statements of operations. Additionally, in conjunction with the agreement, we recorded a contract asset of $2.6 million and $1.7 million at June 30, 2021 and December 31, 2020, respectively, on our consolidated balance sheet in “Other current assets — related party” and “Other non-current assets — related party”, representing prepaid expense associated with this agreement due to tiered billing provisions in the related terminalling services agreements.
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

Our related party revenues from USD and affiliates are presented below in the following table for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Terminalling services — related party	$1,111	$3,800	$2,214	$7,888
Fleet leases — related party	983	983	1,967	1,967
Fleet services — related party	228	228	455	455
Freight and other reimbursables — related party	—	1	—	1
	$2,322	$5,012	$4,636	$10,311
We had the following amounts outstanding with USD and affiliates on our consolidated balance sheets as presented below in the following table for the indicated periods:

	June 30, 2021	December 31, 2020
	(in thousands)
Accounts receivable — related party	$1,442	$2,460
Accounts payable and accrued expenses — related party (1)	$64	$64
Other current and non-current assets — related party (2)	$2,579	$1,721
Other non-current liabilities — related party (3)	$24	$—
Deferred revenue — related party (4)	$410	$410

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

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 28, 2021	February 10, 2021	February 19, 2021	$1,283	$51
April 22, 2021	May 5, 2021	May 14, 2021	$1,312	$52
13. COMMITMENTS AND CONTINGENCIES
From time to time, we may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. We do not believe that we are currently a party to any such proceedings that will have a material adverse impact on our financial condition or results of operations.
14. SEGMENT REPORTING
We manage our business in two reportable segments: Terminalling services and Fleet services. The Terminalling services segment charges minimum monthly commitment fees under multi-year take-or-pay contracts to load and unload various grades of crude oil into and from railcars, as well as fixed fees per gallon to transload ethanol from railcars, including related logistics services. We also facilitate rail-to-pipeline shipments of crude oil. Our Terminalling services segment also charges minimum monthly fees to store crude oil in tanks that are leased to our customers. The Fleet services segment provides customers with railcars and fleet services related to the transportation of liquid hydrocarbons under multi-year, take-or-pay contracts. Corporate activities are not considered a reportable segment, but are included to present shared services and financing activities which are not allocated to our established reporting segments.
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

	Three Months Ended June 30, 2021
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$30,992	$—	$—	$30,992
Terminalling services — related party	1,111	—	—	1,111
Fleet leases — related party	—	983	—	983
Fleet services	—	—	—	—
Fleet services — related party	—	228	—	228
Freight and other reimbursables	176	31	—	207
Freight and other reimbursables — related party	—	—	—	—
Total revenues	32,279	1,242	—	33,521
Operating costs
Subcontracted rail services	3,523	—	—	3,523
Pipeline fees	6,398	—	—	6,398
Freight and other reimbursables	176	31	—	207
Operating and maintenance	3,710	993	—	4,703
Selling, general and administrative	1,055	73	2,908	4,036
Goodwill impairment loss	—	—	—	—
Depreciation and amortization	5,500	—	—	5,500
Total operating costs	20,362	1,097	2,908	24,367
Operating income (loss)	11,917	145	(2,908)	9,154
Interest expense	—	—	1,591	1,591
Loss associated with derivative instruments	—	—	718	718
Foreign currency transaction loss (gain)	57	1	(99)	(41)
Other expense (income), net	5	—	(1)	4
Provision for income taxes	145	21	—	166
Net income (loss)	$11,710	$123	$(5,117)	$6,716

	Three Months Ended June 30, 2020
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$22,309	$—	$—	$22,309
Terminalling services — related party	3,800	—	—	3,800
Fleet leases — related party	—	983	—	983
Fleet services	—	51	—	51
Fleet services — related party	—	228	—	228
Freight and other reimbursables	32	32	—	64
Freight and other reimbursables — related party	—	1	—	1
Total revenues	26,141	1,295	—	27,436
Operating costs
Subcontracted rail services	2,688	—	—	2,688
Pipeline fees	5,395	—	—	5,395
Freight and other reimbursables	32	33	—	65
Operating and maintenance	3,604	1,025	—	4,629
Selling, general and administrative	1,417	213	2,825	4,455
Goodwill impairment loss	—	—	—	—
Depreciation and amortization	5,203	—	—	5,203
Total operating costs	18,339	1,271	2,825	22,435
Operating income (loss)	7,802	24	(2,825)	5,001
Interest expense	—	—	2,256	2,256
Loss associated with derivative instruments	—	—	332	332
Foreign currency transaction loss	81	3	1,066	1,150
Other income, net	(110)	—	(1)	(111)
Provision for (benefit from) income taxes	208	(20)	—	188
Net income (loss)	$7,623	$41	$(6,478)	$1,186

	Six Months Ended June 30, 2021
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$59,097	$—	$—	$59,097
Terminalling services — related party	2,214	—	—	2,214
Fleet leases — related party	—	1,967	—	1,967
Fleet services	—	24	—	24
Fleet services — related party	—	455	—	455
Freight and other reimbursables	300	63	—	363
Freight and other reimbursables — related party	—	—	—	—
Total revenues	61,611	2,509	—	64,120
Operating costs
Subcontracted rail services	6,664	—	—	6,664
Pipeline fees	12,444	—	—	12,444
Freight and other reimbursables	300	63	—	363
Operating and maintenance	7,634	1,991	—	9,625
Selling, general and administrative	2,074	165	6,530	8,769
Goodwill impairment loss	—	—	—	—
Depreciation and amortization	10,971	—	—	10,971
Total operating costs	40,087	2,219	6,530	48,836
Operating income (loss)	21,524	290	(6,530)	15,284
Interest expense	—	—	3,326	3,326
Gain associated with derivative instruments	—	—	(2,358)	(2,358)
Foreign currency transaction loss (gain)	190	1	(293)	(102)
Other income, net	(15)	—	(1)	(16)
Provision from income taxes	342	48	—	390
Net income (loss)	$21,007	$241	$(7,204)	$14,044

	Six Months Ended June 30, 2020
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$46,544	$—	$—	$46,544
Terminalling services — related party	7,888	—	—	7,888
Fleet leases — related party	—	1,967	—	1,967
Fleet services	—	101	—	101
Fleet services — related party	—	455	—	455
Freight and other reimbursables	649	37	—	686
Freight and other reimbursables — related party	—	1	—	1
Total revenues	55,081	2,561	—	57,642
Operating costs
Subcontracted rail services	6,133	—	—	6,133
Pipeline fees	11,742	—	—	11,742
Freight and other reimbursables	649	38	—	687
Operating and maintenance	7,692	2,045	—	9,737
Selling, general and administrative	3,140	526	5,962	9,628
Goodwill impairment loss	33,589	—	—	33,589
Depreciation and amortization	10,625	—	—	10,625
Total operating costs	73,570	2,609	5,962	82,141
Operating loss	(18,489)	(48)	(5,962)	(24,499)
Interest expense	—	—	4,995	4,995
Loss associated with derivative instruments	—	—	3,205	3,205
Foreign currency transaction loss (gain)	7	(3)	1,054	1,058
Other income, net	(839)	—	(4)	(843)
Provision for (benefit from) income taxes	161	(480)	—	(319)
Net income (loss)	$(17,818)	$435	$(15,212)	$(32,595)

Segment Adjusted EBITDA
The following tables present the computation of Segment Adjusted EBITDA, which is a measure determined in accordance with GAAP, for each of our segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Terminalling Services Segment	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$11,710	$7,623	$21,007	$(17,818)
Interest income (1)	—	(2)	(1)	(23)
Depreciation and amortization	5,500	5,203	10,971	10,625
Provision for income taxes	145	208	342	161
Foreign currency transaction loss (2)	57	81	190	7
Loss associated with disposal of assets	5	—	5	—
Goodwill impairment loss	—	—	—	33,589
Non-cash deferred amounts (3)	543	1,119	2,226	1,556
Segment Adjusted EBITDA	$17,960	$14,232	$34,740	$28,097

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

	Three Months Ended June 30,		Six Months Ended June 30,
Fleet Services Segment	2021	2020	2021	2020
	(in thousands)
Net income	$123	$41	$241	$435
Provision for (benefit from) income taxes	21	(20)	48	(480)
Foreign currency transaction loss (gain) (1)	1	3	1	(3)
Segment Adjusted EBITDA	$145	$24	$290	$(48)

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
Derivative Positions
We record all of our derivative financial instruments at their fair values in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Other non-current assets	153	—
Other current liabilities	$(1,082)	$(1,086)
Other non-current liabilities	—	(2,743)
	$(929)	$(3,829)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Loss (gain) associated with derivative instruments	$718	$332	$(2,358)	$3,205
We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.

The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

			June 30, 2021	December 31, 2020
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Swap Agreements
Swap maturing August 2025	$150,000,000	0.84%	$(929)	$(3,829)
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
Pursuant to the terms of the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, which we refer to as the A/R LTIP, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 557,579 vested during the first six months in 2021, of which 379,726 were converted into our common units after 177,853 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 17. Unit Based Compensation.
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.2875 per unit ($1.15 per unit on an annualized basis) on all of our units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis. The amount of distributions we pay under our cash distribution policy and the decision to make any distribution are determined by our general partner. For the quarter ended June 30, 2021, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.116 per unit on all of our units.

17. UNIT BASED COMPENSATION
Long-term Incentive Plan
In 2021 and 2020, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 667,543 and 694,140 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our A/R LTIP. At June 30, 2021, we had 508,347 Phantom Units remaining available for issuance. The Phantom Units are subject to all of the terms and conditions of the A/R LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount based on an allocation formula which included a percentage multiplier of the grantee’s base salary, among other factors, converted to a number of units based on the closing price of one of our common units preceding the grant date, as determined by the board of directors of our general partner and quoted on the NYSE.
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
The following tables present the award activity for our Equity-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2020	40,065	1,324,837	$10.98
Granted	40,065	573,204	$4.82
Vested	(40,065)	(517,514)	$11.33
Forfeited	—	(8,974)	$8.26
Phantom Unit awards at June 30, 2021	40,065	1,371,553	$8.18

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2019	37,139	1,252,544	$11.34
Granted	40,065	594,912	$10.15
Vested	(37,139)	(481,336)	$10.84
Forfeited	—	(38,955)	$11.07
Phantom Unit awards at June 30, 2020	40,065	1,327,165	$10.98

The following tables present the award activity for our Liability-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2020	13,136	59,284	$10.58
Granted	13,136	41,138	$4.82
Vested	(13,136)	—	$10.15
Phantom Unit awards at June 30, 2021	13,136	100,422	$7.88

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2019	12,177	44,620	$11.53
Granted	13,136	46,027	$10.15
Vested	(12,177)	—	$11.37
Phantom Unit awards at June 30, 2020	13,136	90,647	$10.76
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
For the three months ended June 30, 2021 and 2020, we recognized $1.4 million and $1.6 million, respectively, and for the six months ended June 30, 2021 and 2020, we recognized $2.9 million and $3.3 million, respectively, of compensation expense associated with outstanding Phantom Units. As of June 30, 2021, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $10.3 million, which we expect to recognize over a weighted average period of 2.45 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.
We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Equity-classified Phantom Units (1)	$161	$152	$313	$629
Liability-classified Phantom Units	13	12	21	33
Total	$174	$164	$334	$662

(1)    We reclassified $5 thousand to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited for the three months ended June 30, 2021, and $7 thousand and $57 thousand for the six months ended June 30, 2021 and 2020, respectively, for forfeitures. We had no reclassifications to unit based compensation expense for forfeitures for the three months ended June 30, 2020.
18. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash paid for income taxes	$534	$433
Cash paid for interest	$2,987	$4,957
Cash paid for operating leases	$2,983	$3,416
Non-cash Investing Activities
For the six months ended June 30, 2021 and 2020, we had non-cash investing activities for capital expenditures for property and equipment that were financed through “Accounts payable and accrued expenses” as presented in the table below for the periods indicated:

	Six months ended June 30,
	2021	2020
	(in thousands)
Property and equipment financed through accounts payable and accrued expenses	$212	$(252)
We recorded $0.7 million and $2.8 million of right-of-use lease assets and the associated liabilities on our consolidated balance sheet as of June 30, 2021 and 2020, respectively, representing non-cash activities resulting from either new or extended lease agreements. See Note 7. Leases for further discussion.
19. SUBSEQUENT EVENTS
Distribution to Partners
On July 21, 2021, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.116 per unit, or $0.464 per unit on an annualized basis, for the three months ended June 30, 2021. The distribution will be paid on August 13, 2021, to unitholders of record at the close of business on August 4, 2021. The distribution will include payment of $1.8 million to our public common unitholders, $1.3 million to USDG as a holder of our common units and $53 thousand to USD Partners GP LLC as a holder of the general partner interest.

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
USD’s Diluent Recovery Unit Project
USD, along with its partner, Gibson, is also pursuing long-term solutions to transport heavier grades of crude oil produced in Western Canada through the construction of a Diluent Recovery Unit, or DRU, at the Hardisty Terminal. Construction of the DRU project was completed in July 2021. The DRU is now in the start-up phase, which USD expects to be completed, and the facility placed into service, during the third quarter of this year. USD’s patented DRU technology separates the diluent that has been added to the raw bitumen in the production process which meets two important market needs – it returns the recovered diluent for reuse in the Alberta market, reducing delivered costs for diluent, and it creates DRUbit™, a proprietary heavy Canadian crude oil specifically designed for rail transportation. DRUbit™ is crude oil or bitumen that has been returned to a more concentrated, viscous state that is classified as a non-hazardous, non-flammable commodity when transported by rail in Canada and the United States. DRUbit™ is a market access solution that will help satisfy demand for heavy Canadian crude oil on the U.S. Gulf Coast and in other markets at a cost that is economically competitive to the crude oil that is transported by pipeline. In addition, construction of all major items are complete at USD’s new destination terminal in Port Arthur, Texas, or PAT, for the DRUbit™ that will be transloaded at our Hardisty origination terminal. PAT is currently capable of receiving DRUbit™ by rail and diluent from the newly constructed pipeline at the terminal, as well and delivering blended product back through the pipeline. USD plans to complete the marine facility at PAT for use in August 2021, as requested by the customer. The successful completion of USD’s DRU project enhances the sustainability and quality of our cash flows by significantly increasing the tenor of three terminalling services agreements at our Hardisty Terminal, representing approximately 32% of the terminal’s capacity, through mid-2031. Refer to the discussion in Commercial Developments — Hardisty and Stroud Terminal Services Agreements below for more detail.
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
COVID-19 and Crude Oil Pricing Environment Update
During 2020, the COVID-19 pandemic adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. As a result, beginning in March 2020, there was significant reductions in demand for crude oil, natural gas and natural gas liquids, which led to a decline in commodity prices. This drove Canadian producers to curtail production, which in turn resulted in lower crude oil supply levels and led to lower throughput volume through our facilities.
Vaccination implementation and efforts to reopen the economy during the first half of 2021 have driven demand for crude oil and petroleum products to near pre-COVID levels. As a result, crude oil prices have recovered and stabilized at higher than pre-pandemic levels. Given these higher prices and currently tight discount levels in the Canadian heavy market, Canadian producers are achieving higher netbacks than pre-pandemic levels. A portion of the recovery in crude oil prices is attributable to recent OPEC+ activity. However, in July 2021 OPEC+ agreed to increase production over the next several months beginning in August 2021, which may increase volatility in crude oil prices. We believe that if the increases in demand for oil and natural gas continue, global production levels will generally be higher during 2021. However, there still remains significant uncertainty given the unprecedented and evolving nature of the COVID-19 pandemic, and the extent of any increases in demand and price levels are difficult to predict.
The broader implications of COVID-19 and volatile oil and natural gas prices on our results of operations and overall financial performance remain uncertain. We have implemented protocols and procedures designed to manage risk associated with the direct impact of COVID-19 on our operations. We have not experienced material disruptions to our operations or material increase in our cash expenses. Currently, we expect to have sufficient liquidity to operate our business and remain in compliance with the financial covenants under our credit agreement for at least the next twelve months following the filing of this report and we do not expect our customers to terminate existing contracts. However, if the pandemic continues for a further extended period of time, COVID-19 related lockdowns or other restrictions are reinstated and/or oil prices decrease to relatively low levels, these conditions may have an adverse effect on the Company’s results of future operations, financial position, and liquidity. Given the unprecedented and evolving nature of the COVID-19 pandemic and the state of the commodity markets, we continue to actively monitor their impact on our operations and financial condition. Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for further discussion of certain risks relating to the COVID-19 pandemic.
Impact of Current Market Events
Given that crude oil prices have recovered and are higher than pre-COVID levels, Canadian production that was temporarily shut-in due to COVID-19 has also returned to pre-COVID levels. Additionally, in January 2021, the Canadian Association of Petroleum Producers, or CAPP, announced that they are forecasting more than a $3 billion dollar increase in planned upstream oil and gas spending as compared to 2020 levels. We anticipate Canadian supply will continue to increase as a result of the planned increased investment.
Due to the anticipated increase in the supply of Canadian crude oil as discussed above, supply is likely to continue to be higher than the available pipeline takeaway capacity out of Western Canada. Further, the efforts to increase the available pipeline takeaway capacity from Western Canada continue to face regulatory and environmental headwinds, as discussed in more detail below. As a result of this imbalance between supply and pipeline egress capacity, in the first quarter of 2021, apportionment levels (representing the percentage of barrels nominated that were not shipped due to pipeline capacity constraints) on the primary heavy crude oil pipelines from Western Canada to the U.S. increased to an average of 48% and remained at higher levels in the second quarter of 2021 at an average of 46%. Consistent with the increases in supply and apportionment levels, crude oil inventory levels increased by approximately 23% during the first half of 2021, as compared to levels at the end of the fourth quarter 2020.
Given these current market conditions as outlined above, our expectations are that WCS prices will reflect the need and incentivize egress by rail from Hardisty. The amount by which the West Texas Intermediate, or WTI, price of crude oil exceeds the WCS price of crude oil, referred to as the WCS to WTI spread, is a driver of activity at our Hardisty Terminal by providing the economic incentive to export barrels by rail. During the second quarter of 2021, the WCS to WTI spread was between $10 and $15 per barrel and was at the wider end of the range towards the end of the quarter. Future WCS to WTI spreads recently published by Bloomberg for 2022 through 2024 average approximately $14 per barrel and reach approximately $16.50 per barrel towards the end of 2024, which supports the economics required for a crude by rail egress solution.
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
Another factor that may contribute to the use of rail to export crude oil from Canada to the U.S. is the significant regulatory and legal obstacles that pipeline projects and existing pipelines experience in the U.S. For example, in March 2020, the government of Alberta announced that it had reached an agreement to make a $1.5 billion equity investment in the Keystone XL crude oil pipeline project in 2020 followed by a $6 billion loan guarantee in 2021 in order to enable the completion of the project by 2023. However, in January 2021, the new U.S. President issued an executive action that revoked the permit for the Keystone XL pipeline and in June 2021, the Keystone XL pipeline project was officially cancelled by TC Energy. Additionally, the anticipated in-service date of Enbridge’s Line 3 Replacement project to upgrade and expand an existing pipeline delivering Western Canadian crude to U.S. markets has been delayed until the fourth quarter of 2021 and could face potential legal disputes. Current pipeline operators are also facing legal challenges to keep their pipelines in operation. The Dakota Access Pipeline is in the middle of a legal dispute to determine whether the pipeline can continue to operate without a key easement, although the pipeline can operate until a decision is made by federal courts. Enbridge’s Line 5 is also in jeopardy of being shut down as Michigan’s Governor previously demanded that the pipeline be shut down by

May 12, 2021 and revoked a 1953 Michigan easement that allowed Line 5 to pass through the bottom of the Straits of Mackinac. Line 5 has continued to operate despite the Michigan Governor’s demand. The Army Corps of Engineers has since added an additional environmental impact study on a submerged tunnel included in the project which is expected to delay the project’s in service date to 2025. As environmental, regulatory and political challenges to increase pipeline export capacity remain, crude by rail exports will remain a valuable egress solution.
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
Commercial Developments
Hardisty and Stroud Terminal Services Agreements
As previously discussed, construction of USD’s DRU project was completed in July 2021. The DRU is now in the start-up phase, which USD expects to be completed, and the facility placed into service, during the third quarter of this year. As such, the following changes to the terminalling services agreements at our Hardisty and Stroud terminals were made effective as of August 2021, as discussed in detail in Item 1 Business — Business Segments — Terminalling Services — Hardisty Terminal in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Effective August 2021, the maturity date of three terminalling services agreements that are with the existing DRU customer at our Hardisty Terminal have been extended through mid-2031, with two-thirds of the volume commitment with respect to one of these agreements terminating at the end of June 2022. Effective with these changes, approximately 32% of the Hardisty Terminal’s capacity has been extended through mid-2031.
Additionally effective August 2021, the existing DRU customer has elected to reduce its volume commitments at the Stroud Terminal attributable to the Partnership by one-third of the current commitment through June 2022, at which point the agreement will terminate and there will be no renewal period. The existing DRU customer has also elected to fully terminate the volume commitments attributable to USDM at the Stroud Terminal. Management believes that the lower utilization at the Stroud Terminal as a result of successful completion of the DRU project will be short-term in nature, and will allow the Partnership the opportunity to offer terminalling services to other customers that may be in need of access to the numerous markets connected to the Cushing oil hub.
West Colton Renewable Diesel Project
In June 2021, we entered into a new Terminalling Services Agreement with USD Clean Fuels LLC, or USDCF, a newly formed subsidiary of USD, that is supported by a minimum throughput commitment to USDCF from an investment-grade rated, refining customer as well as a performance guaranty from USD. The Terminal Services Agreement provides for the inbound shipment of renewable diesel on rail at our West Colton Terminal and the outbound shipment of the product on tank trucks to local consumers. The new terminalling services agreement has an initial term of five years with a target commencement date of December 1, 2021, and we are currently in the process of modifying our existing West Colton Terminal so that it will have the capability to transload renewable diesel in addition to the ethanol that it is currently transloading. Refer to Liquidity and Capital Resources — Cash Requirements — Capital Requirements for more detail on the capital expenditures associated with this project.
In exchange for the new terminalling agreement at our West Colton Terminal with USDCF discussed above, we also entered into a Marketing Services Agreement in June 2021, or the West Colton MSA, with USDCF pursuant to which we agreed to grant USDCF marketing and development rights pertaining to future renewable diesel opportunities associated with the West Colton Terminal in excess of the initial renewable diesel terminalling services agreement simultaneously executed in June 2021 between us and USDCF. Refer to Part I. Item 1. Financial Statements, Note 12. Transactions with Related Parties for further information.
Right of First Offer
In June 2021, we entered into an Amended and Restated Omnibus Agreement, or the Amended Omnibus Agreement, with USD, USDG and certain of their subsidiaries, which amends and restates the Omnibus Agreement, dated October 15, 2014, to extend the termination date of the right of first offer period, or ROFO Period, as defined in the Amended Omnibus Agreement, by an additional five years such that the ROFO Period will terminate on October 15, 2026 unless a Partnership Change of Control, as defined in the Amended Omnibus Agreement, occurs prior to such date.

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
Fleet Services
We provide one of our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons by rail on multi-year, take-or-pay terms under a master fleet services agreement. We do not own any railcars. As of June 30, 2021, our railcar fleet consisted of 200 railcars, which we lease from a railcar manufacturer, all of which are coiled and insulated, or C&I, railcars. The weighted average remaining contract life on our railcar fleet is 1.5 years as of June 30, 2021.
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
The following table sets forth a reconciliation of Net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by operating activities	$14,054	$5,409	$26,699	$17,126
Add (deduct):
Amortization of deferred financing costs	(207)	(207)	(414)	(414)
Deferred income taxes	72	189	90	541
Changes in accounts receivable and other assets	(143)	334	(147)	2,137
Changes in accounts payable and accrued expenses	(281)	2,130	(546)	1,232
Changes in deferred revenue and other liabilities	570	213	(646)	(2,822)
Interest expense, net	1,590	2,253	3,324	4,968
Provision for (benefit from) income taxes	166	188	390	(319)
Foreign currency transaction loss (gain) (1)	(41)	1,150	(102)	1,058
Non-cash deferred amounts (2)	543	1,119	2,226	1,556
Adjusted EBITDA	16,323	12,778	30,874	25,063
Add (deduct):
Cash paid for income taxes	(248)	(116)	(534)	(433)
Cash paid for interest	(1,438)	(2,874)	(2,987)	(4,957)
Maintenance capital expenditures	(235)	(82)	(438)	(114)
Distributable cash flow	$14,402	$9,706	$26,915	$19,559

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
Hardisty and Stroud Terminals Customer Contract Renewals
Prior to August 2021, we had renewed and extended 100% of the capacity at our Hardisty Terminal through mid-2022, with approximately 73% extended through mid-2023 with customers under multi-year take-or-pay agreements. As previously discussed, construction of USD’s DRU project was completed in July 2021. The DRU is now in the start-up phase, which USD expects to be completed, and the facility placed into service, during the third quarter of this year. Effective August 2021, the maturity date of three terminalling services agreements that are with the existing DRU customer at our Hardisty Terminal have been extended through mid-2031, with two-thirds of the volume commitment with respect to one of these agreements terminating at the end of June 2022. Effective with these changes, approximately 32% of the Hardisty Terminal’s capacity has been extended through mid-2031. Due to the significantly longer contract tenor of the terminalling services agreements associated with the DRU volumes, contracted rates on an annual basis will be lower as compared to historical, shorter-term, agreements, which will result in lower cash flows to the Partnership on an annual basis, but support a higher net present value to the Partnership and provide a more predictable cash flow profile.
Additionally, certain of our terminalling services agreements at our Hardisty Terminal that expire in mid-2023 include a tiered rate structure that includes rate decreases that occur annually on July 1st of each year throughout the term of the agreement. We remain focused on renewing, extending or replacing our agreements at Hardisty that expire in mid-2022 and mid-2023 with new, multi-year take or pay commitments, including, if USD and Gibson are successful in securing additional customers at the DRU, on a long-term basis similar to the existing DRU customer.
Effective August 2021, the existing DRU customer has elected to reduce its volume commitments at the Stroud Terminal attributable to the Partnership by one-third of the current commitment through June 2022, at which point the agreement will terminate and there will be no renewal period. Management believes that the lower utilization at the Stroud Terminal as a result of successful completion of the DRU project will be short-term in nature, and will allow the Partnership the opportunity to offer terminalling services to other customers that may be in need of access to the numerous markets connected to the Cushing oil hub.
Potential Impact of Hardisty and Stroud Deficiency Credit Usage by Our Customers
As previously discussed, customers of our Hardisty and Stroud Terminals are obligated to pay a minimum monthly commitment fee for the capacity to load an allotted number of unit trains, representing a specified number of barrels per month. If a customer loads fewer unit trains than its allotted amount in any given month, that customer will receive a credit for up to 12 months, also referred to as a deficiency credit. This credit may be used to offset fees on throughput volumes in excess of the customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. Additionally, we could incur incremental costs associated with loading the additional trains for our customers if they have and use their accrued deficiency credits, but such costs are not expected to be material. As of March 31, 2021, we deferred revenues of $0.6 million that were associated with the expected usage of the deficiency credits during 2021. Based on current circumstances and conversations with our customers, as of June 30, 2021, we currently have no deferred revenues associated with the expected usage of deficiency credits.
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
Goodwill Impairment
In March 2020, we tested the goodwill associated with our Casper Terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reductions of expected throughput levels and changes in expectations for current contracts in place at the Casper Terminal. As a result of our impairment testing, we recognized an impairment loss of $33.6 million for the six months ended June 30, 2020. We did not recognize a goodwill impairment loss for the six months ended June 30, 2021.

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
As a result of these CARES Act changes, for the three and six months ended June 30, 2020, we recognized a current tax benefit of $13 thousand and $530 thousand, respectively, for a claimable tax refund by carrying back U.S. net operating losses incurred in 2018, 2019, and 2020. We also recognized a one-time deferred tax expense of $46 thousand in the first half of 2020 due to the net effect of utilizing all U.S. net operating loss deferred tax assets and releasing the corresponding U.S. valuation allowance as of December 31, 2019. The tax impacts of the CARES Act were computed with the best available information, and will be adjusted after the 2020 U.S. tax return is finalized. However, we do not expect these adjustments to result in a material change to the tax provision in future periods.
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
The following table summarizes our operating results by business segment and corporate charges for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating income (loss)
Terminalling services	$11,917	$7,802	$21,524	$(18,489)
Fleet services	145	24	290	(48)
Corporate and other	(2,908)	(2,825)	(6,530)	(5,962)
Total operating income (loss)	9,154	5,001	15,284	(24,499)
Interest expense	1,591	2,256	3,326	4,995
Loss (gain) associated with derivative instruments	718	332	(2,358)	3,205
Foreign currency transaction loss (gain)	(41)	1,150	(102)	1,058
Other expense (income), net	4	(111)	(16)	(843)
Provision for (benefit from) income taxes	166	188	390	(319)
Net income (loss)	$6,716	$1,186	$14,044	$(32,595)
Summary Analysis of Operating Results
Changes in our operating results for the three and six months ended June 30, 2021, as compared with our operating results for the three and six months ended June 30, 2020, were primarily driven by:
•activities associated with our Terminalling services business including:
–higher revenue at our Stroud Terminal due to higher rates during the year that are based on crude oil pricing index differentials;
–higher revenue at our Hardisty Terminal due to a favorable variance on the change in the Canadian exchange rate associated with our Canadian-dollar denominated contracts and increased rates on certain of our Hardisty agreements when compared to the first half of 2020 partially offset by no recognition of previously deferred revenue during the first half of 2021 that had been deferred in a prior year associated with the make-up right options we granted to our customers as compared to the recognition of previously deferred revenue in the first half of 2020 associated with make-up rights;
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
•non-cash gains associated with increases in the fair value of our interest rate derivatives resulting from increases in the interest rate index upon which the derivative values are based in 2021 as compared to 2020; and
•an increase in the provision for income taxes associated with our Fleet services segment primarily related to net operating loss carrybacks made available by provisions in the CARES Act in 2020 with no similar tax benefits recognized in 2021.
A comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS — BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenues
Terminalling services	$32,103	$26,109	$61,311	$54,432
Freight and other reimbursables	176	32	300	649
Total revenues	32,279	26,141	61,611	55,081
Operating costs
Subcontracted rail services	3,523	2,688	6,664	6,133
Pipeline fees	6,398	5,395	12,444	11,742
Freight and other reimbursables	176	32	300	649
Operating and maintenance	3,710	3,604	7,634	7,692
Selling, general and administrative	1,055	1,417	2,074	3,140
Goodwill impairment loss	—	—	—	33,589
Depreciation and amortization	5,500	5,203	10,971	10,625
Total operating costs	20,362	18,339	40,087	73,570
Operating income (loss)	11,917	7,802	21,524	(18,489)
Foreign currency transaction loss	57	81	190	7
Other expense (income), net	5	(110)	(15)	(839)
Provision for income taxes	145	208	342	161
Net income (loss)	$11,710	$7,623	$21,007	$(17,818)
Average daily terminal throughput (bpd)	107,814	38,628	102,494	98,696
Three months ended June 30, 2021 compared with the three months ended June 30, 2020
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $6.1 million to $32.3 million for the three months ended June 30, 2021, as compared with the three months ended June 30, 2020. This increase was primarily due to higher revenues at our Stroud Terminal during the quarter associated with higher rates that are based on crude oil pricing index differentials. Also, we recognized previously deferred revenue during the three months ended June 30, 2021 that had been deferred during three months ended March 31, 2021, associated with the make-up right options we granted to our customers at our Stroud Terminal as these rights were deemed unlikely to be used in future periods, with no similar occurrence in the second quarter of 2020. In addition, our Hardisty Terminal revenues increased due to a favorable variance resulting from the Canadian exchange rate on our Canadian-dollar denominated contracts during the second quarter of 2021 as compared to the second quarter of 2020, discussed in more detail below, coupled with a slight increase in rates on certain of our Hardisty agreements when compared to the second quarter of 2020.
Our average daily terminal throughput increased 69,186 bpd to 107,814 bpd for the three months ended June 30, 2021, as compared with 38,628 bpd for the three months ended June 30, 2020. Our throughput volumes increased primarily due to an increase in demand for export capacity by customers of our Hardisty Terminal during the second quarter of 2021 that resulted from higher crude oil price levels and a wider average WCS to WTI pricing spread as compared to the decreased demand that existed in the second quarter of 2020 that resulted from the impacts of the COVID-19 pandemic. A portion our Hardisty throughput volumes also drives the demand for deliveries to our Stroud Terminal and its connection to the Cushing oil hub, which also increased. Refer to Overview and Recent Developments — Market Update — COVID-19 and Crude Oil Pricing Environment Update for more information. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services.
Our terminalling services revenue for the three months ended June 30, 2021, would have been $2.4 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended June 30, 2021, was the same as the average exchange rate for the three months ended June 30, 2020. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.8140 for the three months ended June 30, 2021 as compared with 0.7215 for the three months ended June 30, 2020.
Operating Costs
The operating costs of our Terminalling services segment increased $2.0 million to $20.4 million for the three months ended June 30, 2021, as compared with the three months ended June 30, 2020. The increase was primarily attributable to an increase in subcontracted rail services costs and pipeline fees, partially offset by lower selling, general and administrative costs.
Our terminalling services operating costs for the three months ended June 30, 2021, would have been $1.4 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended June 30, 2021, was the same as the average exchange rate for the three months ended June 30, 2020.
Subcontracted rail services. Our costs for subcontracted rail services increased $0.8 million to $3.5 million for the three months ended June 30, 2021, as compared with $2.7 million for the three months ended June 30, 2020, primarily due to increased throughput at our terminals discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty Terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty Terminal less direct operating costs. Our pipeline fees increased $1.0 million to $6.4 million for the three months ended June 30, 2021, as compared with $5.4 million for the three months ended June 30, 2020, primarily due to higher revenues at our Hardisty Terminal.
Selling, general and administrative. Selling, general and administrative expense decreased $0.4 million to $1.1 million for the three months ended June 30, 2021, as compared with the three months ended June 30, 2020. The decrease is primarily due to a change in the allocation of certain selling, general and administrative expenses from the Terminalling services segment to corporate that are not directly related to operating our Terminalling services segment that began in the first quarter of 2021. As such, there is a corresponding increase in corporate selling, general and administrative costs during the three months ended June 30, 2021, discussed below. Refer to Part I. Item 1. Financial Statements, Note 14. Segment reporting for further discussion on the change in segment cost allocation. Additionally, our Terminalling services segment selling, general and administrative costs decreased during the current quarter as compared to the second quarter of 2020 due to lower costs allocated to us associated with the management and operations of our terminals.
Six months ended June 30, 2021 compared with six months ended June 30, 2020
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $6.5 million to $61.6 million for the six months ended June 30, 2021, as compared with $55.1 million for the six months ended June 30, 2020. This increase was primarily due to higher revenues at our Stroud Terminal in the six months ended June 30, 2021 due to higher rates that are based on crude oil pricing index differentials. In addition, revenues at our Hardisty Terminal increased due to a favorable variance resulting from the Canadian exchange rate on our Canadian-dollar denominated contracts during the first half of 2021 as compared to the first half of 2020, discussed in more detail below. Additionally, we had increased rates on certain of our Hardisty agreements when compared to the first half of 2020. Partially offsetting these increases were revenues that were recognized in the first half of 2020 at our Hardisty Terminal that were previously deferred in prior periods associated with the make-up right options we granted to customers as these rights were deemed unlikely to be used in future periods, with no similar recognition of revenue occurring during the first half of 2021.
Our average daily terminal throughput increased 3,798 bpd to 102,494 bpd for the six months ended June 30, 2021, as compared with 98,696 bpd for the six months ended June 30, 2020. Throughput volumes at our Hardisty Terminal decreased in 2021 on a year to date basis primarily due to a decrease in demand for export capacity by customers of our Hardisty Terminal that occurred during the first quarter of 2021 as compared to the relatively high level of demand that existed in the first quarter of 2020 prior to the impacts of the COVID-19 pandemic. The decrease in Hardisty throughput that occurred during the first quarter was partially offset by an increase in throughput that occurred at the Hardisty Terminal during the second quarter of 2021 when compared to the prior period, as discussed above in the quarter to date analysis. A portion of our Hardisty throughput volumes also drives the demand for deliveries to our Stroud Terminal and its connection to the Cushing oil hub. Throughput at our Stroud Terminal increased during the first half of 2021 as compared to the first half of 2020, which offset the decrease at Hardisty. Refer to Overview and Recent Developments — Market Update — COVID-19 and Crude Oil Pricing Environment Update for more information. Additionally, extreme cold temperatures experienced in the first quarter of 2021 at our Stroud Terminal led to a decrease in throughput at our Hardisty and Stroud Terminals during the first quarter. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services.
Our terminalling services revenue for the six months ended June 30, 2021, would have been $3.6 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the six months ended June 30, 2021, was the same as the average exchange rate for the six months ended June 30, 2020. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.8020 for the six months ended June 30, 2021 as compared with 0.7335 for the six months ended June 30, 2020.
Operating Costs
The operating costs of our Terminalling services segment decreased $33.5 million to $40.1 million for the six months ended June 30, 2021, as compared with $73.6 million for the six months ended June 30, 2020. The decrease is primarily attributable to an impairment of our goodwill recognized in the first half of 2020 at our Casper Terminal due to economic conditions in 2020, coupled with lower selling, general and administrative costs for the six months ended June 30, 2021. Partially offsetting these decreases in operating costs were increases in subcontracted rail services costs and pipeline fees.
Our terminalling services operating costs for the six months ended June 30, 2021, would have been $2.0 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the six months ended June 30, 2021, was the same as the average exchange rate for the six months ended June 30, 2020.
Subcontracted rail services. Our costs for subcontracted rail services increased $0.5 million to $6.7 million for the six months ended June 30, 2021, as compared with the six months ended June 30, 2020, primarily due to the increased throughput at our terminals that occurred during the current year, as discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty Terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty Terminal less direct operating costs. Our pipeline fees increased $0.7 million to $12.4 million for the six months ended June 30, 2021, as compared with $11.7 million for the six months ended June 30, 2020, primarily due to higher revenues at our Hardisty Terminal. Partially offsetting this increase, during the first half of 2020 we recognized previously deferred pipeline fees associated with the make-up right options we granted to customers of our Hardisty Terminal, with no similar occurrence in 2021.
Selling, general and administrative. Selling, general and administrative expense decreased $1.1 million to $2.1 million for the six months ended June 30, 2021, as compared with the six months ended June 30, 2020. The decrease is primarily due to a change in the allocation of certain selling, general and administrative expenses from the Terminalling services segment to corporate that are not directly related to operating our Terminalling services segment that began in the first quarter of 2021. As such, there is a corresponding increase in corporate selling, general and administrative costs during the first half of 2021, discussed below. Refer to Part I. Item 1. Financial Statements, Note 14. Segment reporting for further discussion on the change in segment cost allocation. Additionally, our Terminalling services segment selling, general and administrative costs decreased during the first half of the year as compared to the first half of 2020 due to lower costs allocated to us associated with the management and operations of our terminals.
Goodwill impairment loss. In the first half of 2021, we had no goodwill impairment loss compared to the $33.6 million impairment loss that was recognized in the first half of 2020. In March 2020, we tested the goodwill associated with our Casper Terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products. As a result of our impairment testing, we recognized an impairment loss of $33.6 million for the six months ended June 30, 2020.
Other Expenses (Income)
Other income, net. Other income, net decreased $0.8 million for the six months ended June 30, 2021, as compared with the six months ended June 30, 2020. This decrease is primarily associated with a decrease in income earned as an incentive for railcar movements of a customer at our Hardisty Terminal.
FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenues
Fleet leases	$983	$983	$1,967	$1,967
Fleet services	228	279	479	556
Freight and other reimbursables	31	33	63	38
Total revenues	1,242	1,295	2,509	2,561
Operating costs
Freight and other reimbursables	31	33	63	38
Operating and maintenance	993	1,025	1,991	2,045
Selling, general and administrative	73	213	165	526
Total operating costs	1,097	1,271	2,219	2,609
Operating income (loss)	145	24	290	(48)
Foreign currency transaction loss (gain)	1	3	1	(3)
Provision for (benefit from) income taxes	21	(20)	48	(480)
Net income	$123	$41	$241	$435
Three months ended June 30, 2021 compared with the three months ended June 30, 2020
The underlying business activities associated with our Fleet services segment have remained relatively constant for the three months ended June 30, 2021, as compared with three months ended June 30, 2020. As a result, we have experienced only modest changes in the operating revenues associated with this business. We expect only modest changes in the revenue results of our fleet services business for the near future.
Our selling, general and administrative expenses decreased $140 thousand to $73 thousand for the three months ended June 30, 2021 as compared with $213 thousand for the three months ended June 30, 2020 The decrease is primarily due to a change in the allocation of certain selling, general and administrative expenses from the Fleet services segment to corporate that are not directly related to operating our Fleet services segment that began in the first quarter of 2021. As such, there is a corresponding increase in corporate selling, general and administrative costs during the first half of 2021, discussed below. Refer to Part I. Item 1. Financial Statements, Note 14. Segment reporting for further discussion on the change in segment cost allocation. Additionally, our Fleet services segment selling, general and administrative costs decreased during the current quarter as compared to the second quarter of 2020 due to lower costs allocated to us associated with the management and operation of our fleet assets.
Six months ended June 30, 2021 compared with six months ended June 30, 2020
The results for our Fleet services segment operating income for the six months ended June 30, 2021, compared to the same period in 2020, changed for the same reasons as noted in the three month analysis above. In addition, our provision for income taxes in the Fleet services segment increased $0.5 million to a provision of $48 thousand for six months ended June 30, 2021 as compared with a benefit of $0.5 million for the six months ended June 30, 2020. This increase in provision is due to a benefit in 2020 that was associated with a provision in the CARES Act that allowed U.S. net operating losses incurred in tax years 2018, 2019, and 2020 to be carried back to the preceding five years and generate a tax refund for 2020. Under prior guidance, these net operating losses could only be carried forward.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating costs
Selling, general and administrative	$2,908	$2,825	$6,530	$5,962
Operating loss	(2,908)	(2,825)	(6,530)	(5,962)
Interest expense	1,591	2,256	3,326	4,995
Loss (gain) associated with derivative instruments	718	332	(2,358)	3,205
Foreign currency transaction loss (gain)	(99)	1,066	(293)	1,054
Other income, net	(1)	(1)	(1)	(4)
Net loss	$(5,117)	$(6,478)	$(7,204)	$(15,212)
Three months ended June 30, 2021 compared with the three months ended June 30, 2020
Costs associated with our corporate activities decreased $1.4 million to $5.1 million for the three months ended June 30, 2021, as compared to $6.5 million for the three months ended June 30, 2020.
Our corporate selling, general and administrative expenses increased $0.1 million to $2.9 million for the three months ended June 30, 2021 as compared with $2.8 million for the three months ended June 30, 2021. The increase is primarily due to a change in the allocation of certain selling, general and administrative expenses from the Terminalling services and Fleet services segments to corporate activities that are not directly related to operating our Terminalling services and Fleet services segments that began in the first quarter of 2021. As such, there is a corresponding decrease in both the Terminalling services and Fleet services segments selling, general and administrative costs during the three months ended June 30, 2021, as discussed above. Partially offsetting the increased corporate selling, general and administrative costs allocations was a decrease in audit fees and unit based compensation expenses incurred in the current quarter of 2021 as compared to 2020. Refer to Part I. Item 1. Financial Statements, Note 14. Segment reporting for further discussion on the change in segment cost allocation.
Our costs for interest expense decreased $0.7 million to $1.6 million for the six months ended June 30, 2021, as compared with the same period in 2020, primarily due to a decrease in interest rates we were charged under our Credit Agreement during the three months ended June 30, 2021 coupled with a lower weighted average balance of debt outstanding, as compared to the same period in 2020. In addition, we had a non-cash loss of $0.7 million recognized on our interest rate derivatives for the three months ended June 30, 2021, as compared to a non-cash loss of $0.3 million for the same period in 2020. Additionally, for the three months ended June 30, 2020, we had a foreign currency transaction loss of $1.1 million primarily due to repayments and anticipated repayments to us related to an intercompany loan with one of our consolidated subsidiaries, with no similar occurrence in the second quarter of 2021.
Six months ended June 30, 2021 compared with six months ended June 30, 2020
Costs associated with our corporate activities decreased $8.0 million to $7.2 million for the six months ended June 30, 2021 as compared with $15.2 million for the same period in 2020 and changed for the same reasons as noted in the three month analysis above. In addition, we recognized a non-cash gain in our interest rate derivatives of $2.4 million for the six months ended June 30, 2021 as compared to a non-cash loss of $3.2 million for the same period in 2020.

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
The following table presents our available liquidity as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents (1)	$3.1	$3.0
Aggregate borrowing capacity under Credit Agreement	385.0	385.0
Less: Revolving Credit Facility amounts outstanding	179.0	197.0
Available liquidity based on Credit Agreement capacity	$209.1	$191.0
Available liquidity based on Credit Agreement covenants (2)	$100.4	$56.2

(1)    Excludes amounts that are restricted pursuant to our collaborative agreement with Gibson.
(2)    Pursuant to the terms of our Credit Agreement, our borrowing capacity is limited to 4.5 times our trailing 12-month consolidated EBITDA, which equates to $97.3 million and $53.2 million of borrowing capacity available at June 30, 2021 and December 31, 2020, respectively.
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

Cash Flows
The following table and discussion summarize the cash flows associated with our operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$26,699	$17,126
Investing activities	(1,384)	(377)
Financing activities	(25,343)	(17,625)
Effect of exchange rates on cash	(148)	438
Net change in cash, cash equivalents and restricted cash	$(176)	$(438)
Operating Activities
Net cash provided by operating activities increased $9.6 million to $26.7 million for the six months ended June 30, 2021, as compared with $17.1 million for the six months ended June 30, 2020. The increase in net cash provided by operating activities is primarily attributable to the changes in cash flow derived from our operating results as discussed above in Results of Operations. While our net income for the six months ended June 30, 2021 was $46.6 million more than our net loss for the same period in 2020, the net loss from 2020 included a significant amount of non-cash expenses that increase our net loss but did not decrease cash flow, such as our goodwill impairment loss recognized in 2020 and the loss associated with derivative instruments in 2020 as compared to the non-cash derivative gain we recognized in 2021. The net change in net cash provided by operating activities was also impacted by the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.
Investing Activities
Net cash used in investing activities increased to $1.4 million for the six months ended June 30, 2021 compared to $0.4 million for the six months ended June 30, 2020 primarily due to project costs incurred in the first half of 2021 associated with the renewable diesel project at our West Colton Terminal. Refer to Overview and Recent Developments — Commercial Developments for more information.
Financing Activities
Net cash used in financing activities increased to $25.3 million for the six months ended June 30, 2021 from $17.6 million for the six months ended June 30, 2020. Our net payments on our long-term debt during the six months ended June 30, 2021 were $16.0 million higher than the net payments during the six months ended June 30, 2020, partially offset with a decrease in cash paid for distributions and participant withholding taxes associated with vested Phantom Units during the six months ended June 30, 2021, as compared to the same period in 2020.
Cash Requirements
Our primary requirements for cash are: (1) financing current operations, (2) servicing our debt, (3) funding capital expenditures, including potential acquisitions and the costs to construct new assets, and (4) making distributions to our unitholders.
Capital Requirements
Our historical capital expenditures have primarily consisted of the costs to construct and acquire energy-related logistics assets. Our operations are expected to require investments to expand, upgrade or enhance existing facilities and to meet environmental and operational regulations. We also occasionally invest in our assets to expand their capacity or capability, such as the pipeline connection from our Casper Terminal to the Platte Terminal. We may incur unanticipated costs in connection with any expansion projects, which costs could be material or be incurred in periods after the project is completed. In association with our West Colton renewable diesel project, as previously discussed, we expect to incur approximately $1.8 million in total capital expenditures, which we intend to fund from cash flows from operations. As of June 30, 2021 we have spent $0.9 million related to this project.
We expect to fund future capital expenditures from cash on our balance sheet, cash flow generated from our operating activities, borrowings under our Credit Agreement and the issuance of additional partnership interests or long-term debt.
Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital expenditures, or investment capital expenditures. Although we have not experienced significant maintenance capital expenditures in prior years, as the age and usage of our assets increase, we expect that costs we incur to maintain them in compliance with sound business practice, our contractual relationships and applicable regulatory requirements will likely increase. Some of these costs will be characterized as maintenance capital expenditures. We incurred $0.4 million for maintenance capital expenditures during the six months ended June 30, 2021. Our total expansion capital expenditures for the six months ended June 30, 2021 were $0.9 million.
Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating, investing and distribution needs. During the six months ended June 30, 2021, we received no proceeds from borrowings on our Revolving Credit Facility and made repayments of $18.0 million on our Revolving Credit Facility from cash flow in excess of our operating and investing needs. Refer to Part I. Item 1. Financial Statements, Note 9. Debt of this Quarterly Report for more information.
Distributions
Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we do not have a legal obligation to distribute any particular amount per common unit.
For the quarter ended June 30, 2021, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.116 per unit on all of our units. Our current quarterly distribution of $0.116 per unit equates to $3.2 million per quarter, or $12.8 million per year, based on the number of common and general partner units outstanding as of August 4, 2021. This distribution represents an increase of 4.5% from the distribution with respect to the fourth quarter of 2020 and is the result of an improved outlook for our business and enhanced liquidity position, primarily resulting from net repayments totaling $45 million that reduced the outstanding balance on our Revolving Credit Facility since the end of the first quarter of 2020. Given the uncertainty in the energy industry that existed during 2020, the board of directors made a proactive decision to strengthen our financial position by reducing our quarterly distribution in 2020 from previous levels and redeploying certain free cash flow to de-lever. During the first half of 2021, we made a net repayment of $18 million of the outstanding balance of our Revolving Credit Facility.
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
Item 4.    Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We did not make any changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Marketing Services Agreement, dated June 28, 2021 by and between USD Partners LP and USD Clean Fuels LLC, (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36674) filed on June 29, 2021.

10.2
Amended and Restated Omnibus Agreement, dated June 28, 2021, by and among USD Partners LP, USD Partners GP LLC, U.S. Development Group, LLC, USD Group LLC and USD Logistics Operations LP (incorporated by reference herein to the Current Report on Form 8-K (File No. 001-36674) filed on June 29, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	The cover page of the USD Partners LP Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*     Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	August 5, 2021	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	August 5, 2021	By:	/s/ Adam Altsuler
Adam Altsuler Executive Vice President and Chief Financial Officer (Principal Financial Officer)