Form 10-K
period 2021-12-31
USD Partners LP
filed 2022-03-03
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common units held by non-affiliates was $108,476,716 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity.
As of February 23, 2022, the registrant has outstanding 27,619,909 common units and 461,136 general partner units.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Unless the context otherwise requires, all references in this Annual Report on Form 10-K, or this “Annual Report,” this “Report” or this “Form 10-K” to “USD Partners,” “USDP,” “the Partnership,” “we,” “us,” “our,” or like terms refer to USD Partners LP and its subsidiaries.
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
Cautionary Note Regarding Forward-Looking Statements
This Annual Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Annual Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) the impact of the novel coronavirus (COVID-19) pandemic and related economic downturn and governmental regulations; (2) changes in general economic conditions and commodity prices; (3) the effects of competition, in particular, by pipelines and other terminalling facilities; (4) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (5) government regulations regarding oil production, including if the Alberta Government were to resume setting production limits; (6) the supply of, and demand for, terminalling services for crude oil and biofuels; (7) the price and availability of debt and equity financing; (8) actions by third parties, including customers, lenders, construction-related services providers and our sponsors; (9) hazards and operating risks that may not be covered fully by insurance; (10) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (11) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (12) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs or limit our operations; and (13) our ability to successfully identify and finance potential acquisitions, development projects and other growth opportunities. For additional factors that may affect our results, see Item 1A. Risk Factors included in Part 1 of this Annual Report and our subsequently filed Quarterly Reports on Form 10-Q, which are available to the public over the internet at the website of the U.S. Securities and Exchange Commission, or SEC, (www.sec.gov) and at our website (www.usdpartners.com).

GLOSSARY
The following abbreviations, acronyms and terms used in this Form 10-K are defined below:

API gravity	American Petroleum Institute Gravity.
Bitumen	A dense, highly viscous, petroleum-based hydrocarbon that is found in deposits such as oil sands.
Diluent	Refers to lighter hydrocarbon products such as natural gasoline or condensate that are blended with heavy crude oil to allow for pipeline transportation of heavy crude oil.
Diluent Recovery Unit	USD’s patented diluent recovery unit, or DRU, technology separates the diluent that has been added to raw bitumen in the production process.
DRUbit™	DRUbit™ is crude oil or bitumen that has been returned to a more concentrated, viscous state that is classified as a non-hazardous, non-flammable commodity when transported by rail in Canada and the United States.
Ethanol	A clear, colorless, flammable oxygenated liquid typically produced chemically from ethylene, or biologically from fermentation of various sugars from carbohydrates found in agricultural crops and cellulosic residues from crops or wood, which is used in the United States as a gasoline octane enhancer and oxygenate.
Heavy crude	A crude oil with a low API Gravity characterized by high relative density and viscosity. Heavy crude oils require greater levels of processing to produce high value products such as gasoline and diesel.
Crude-by-rail	The transportation of hydrocarbons, such as crude oil and ethanol, by rail, particularly through the use of unit trains.
Manifest train	Trains that are composed of mixed cargos and often stop at several destinations.
Oil sands	Deposits of loose sand or partially consolidated sandstone that are saturated with highly viscous bitumen, such as those found in Western Canada.
PADD III	Petroleum Administration for Defense District consisting of Alabama, Arkansas, Louisiana, Mississippi, New Mexico and Texas.
Renewable diesel	Refers to a biomass-derived transportation fuel suitable for use in diesel engines that meets ASTM D975 specification for petroleum diesel. It is a hydrocarbon produced through various processes such as hydrotreating, gasification, pyrolysis, and other biochemical and thermochemical technologies.
Throughput	The volume processed through a terminal or refinery.
Unit train	Refers to trains comprised of up to 120 railcars and are composed of one cargo shipped from one point of origin to one destination.

RISK FACTOR SUMMARY
The following is a summary of the material factors that make an investment in our common units speculative or risky, all of which are more fully described in the section titled Item 1A. Risk Factors in Part I of this Annual Report. This summary should not be relied upon as an exhaustive summary of the material risks facing our business. You should consider the information set forth in the “Risk Factors” section and the other information contained in this Annual Report before investing in our securities.

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
•Adverse developments affecting the oil and gas industry or drilling activity could cause a reduction of volumes transported through our terminals.
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
USD Group LLC, or USDG, a wholly-owned subsidiary of USD and the sole owner of our general partner, is engaged in designing, developing, owning, and managing large-scale multi-modal logistics centers and energy-related infrastructure across North America. USDG’s solutions create flexible market access for customers in significant growth areas and key demand centers, including Western Canada, the U.S. Gulf Coast and Mexico. During 2021, USD, along with its joint venture partner, successfully completed construction on and placed into service a diluent recovery unit, or DRU, near Hardisty, Alberta, Canada, as a part of a long-term solution to transport heavier grades of crude oil produced in Western Canada by rail, discussed in more detail below. USD believes the DRU project will maximize benefits to producers, refiners and railroads. Additionally, in January 2019, USDG completed an expansion project at the Partnership’s Hardisty Terminal, or Hardisty South, which added one and one-half 120-railcar unit trains of transloading capacity per day, or approximately 112,500 barrels per day, or bpd, and is subject to our existing right of first offer, or ROFO. USDG is also currently pursuing the development of a premier energy logistics terminal on the Houston Ship Channel with capacity for substantial tank storage, multiple docks (including barge and deepwater), inbound and outbound pipeline connectivity, as well as a rail terminal with unit train capabilities.
The following table summarizes information about our current terminalling facility assets:

Terminal Name	Location	Designed Capacity (Bpd)	Commodity Handled	Primary Customers	Terminal Type
Hardisty Terminal	Alberta, Canada	~150,000 (1)	Crude Oil	Producers/Refiners /Marketers	Origination
Casper Terminal	Wyoming, U.S.	~105,000 (2)	Crude Oil	Refiners/Marketers	Origination
Stroud Terminal	Oklahoma, U.S.	~50,000 (3)	Crude Oil	Producers	Destination
West Colton Terminal	California, U.S.	13,000	Ethanol/Renewable Diesel	Refiners/Blenders	Destination

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
We offer our terminalling services pursuant to multi-year, take-or-pay agreements primarily with high quality, investment grade customers, which provides us with a steady and reliable stream of cash flows. Our agreements typically range in term between three and ten years and include renewal options. As of December 31, 2021, the volume-weighted average remaining contract life of our take-or-pay terminal service agreements was 7.3 years. Refer to the Business Segments section below for further information regarding our customer contracts for each of our rail terminals.
In addition to terminalling services, we currently provide customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons by rail on a multi-year, take-or-pay basis. In the aggregate, our master fleet services agreements have a weighted-average remaining contract life of one year as of December 31, 2021. Although we expect to continue to assist our customers in obtaining railcars for their use transporting crude oil to or from our terminals, we do not intend to continue to act as an intermediary between railcar lessors and our customers as our existing lease agreements expire, are otherwise terminated, or are assigned to our existing customers. Should market conditions change, we could potentially act as an intermediary with railcar lessors on behalf of our customers again in the future.
We believe one of our key strengths is our relationship with our sponsor, USDG, the sole direct subsidiary of USD. USD was among the first companies to successfully develop the hydrocarbon-by-rail concept and has built or operated unit train-capable terminals with an aggregate capacity of over one million bpd. Ten of these terminals were subsequently sold in multiple transactions for an aggregate sales price in excess of $740 million. From January 2006 through December 2021, USD has loaded or handled through its terminal network a total of 395 million barrels, or MMbbls, of liquid hydrocarbons and biofuels. USD also has a nationally recognized safety record with no reportable injuries and one reportable spill at its terminals since 2008, as defined by the regulatory agencies with applicable jurisdiction, including in the United States the Occupational Safety and Heath Administration, or OSHA, the U.S. Department of Transportation, or DOT, and the Pipeline and Hazardous Materials Safety Administration, or PHMSA. There have been no reportable injuries or spills associated with the Partnership’s assets. USD is currently owned by Energy Capital Partners, Goldman Sachs and certain of USD’s management team members.
In September 2014, Energy Capital Partners made a significant investment in USD and indicated an intention to invest an additional $1.0 billion of equity capital in USD, subject to market and other conditions, to support future growth and expansion plans. Energy Capital Partners, together with its affiliates and affiliated funds, is a private equity firm with over $22.0 billion in capital commitments that primarily invests in North America’s energy infrastructure. Energy Capital Partners has significant energy infrastructure, midstream, master limited partnership and financial expertise to complement its investment in USD. To date, Energy Capital Partners and its affiliated funds have 51 investment platforms with investments in the renewable and power generation, environmental infrastructure and midstream sectors of the energy industry.
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

The following chart depicts a simplified organization and ownership structure as of December 31, 2021. The ownership percentages referred to below illustrate the relationships among us, our general partner, USDG, USD, Energy Capital Partners and Goldman Sachs, and excludes 1,420,631 phantom unit awards, or Phantom Units, outstanding under our Long-Term Incentive Plan at December 31, 2021.

Energy Capital Partners
Management
Goldman Sachs
US Development Group LLC (USD) and Management
100% ownership interest
USD Group LLC
11,557,090 Common Units
100% ownership interest
41.7% limited partner interest
USD Partners GP LLC
(our general partner)
Incentive Distribution Rights
461,136 General Partner Units
Public Unitholders
15,711,788 Common Units
1.7 % general partner interest
56.6% limited partner interest
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
These segments have unique business activities that require different operating strategies. For information relating to revenues from external customers, operating income or loss and total assets for each segment, refer to Note 15. Segment Reporting of our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report. For information relating to revenues from material customers, refer to Note 17. Major Customers and Concentration of Credit Risk of our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.
Terminalling Services
The Terminalling services segment includes a network of strategically-located terminals that provide customers with railcar loading and/or unloading capacity, as well as related logistics services, for crude oil and biofuels. These services are primarily provided under multi-year, take-or-pay agreements that include minimum monthly commitment fees. We generally have no direct commodity price exposure, although changes in crude oil prices could indirectly influence our activities and results of operations over the long term. We may on occasion enter into buy-sell and other arrangements in which we take temporary title to commodities while held in our terminals. We expect any such agreements to be at fixed prices where we do not take commodity price exposure.
Our Terminalling services business consists of the following operations:
Hardisty Terminal
Our Hardisty Terminal, which commenced operations in June 2014, is an origination terminal where we load various grades of Canadian crude oil onto railcars for transportation to end markets. Hardisty is one of the major crude oil hubs in North America and is an origination point for several major export pipelines to the United States. At the Partnership level, the Hardisty Terminal can load up to two 120-railcar unit trains per day and consists of a fixed loading rack with approximately 30 railcar loading positions, a unit train staging area and loop tracks capable of holding five unit trains simultaneously. The terminal is also equipped with an onsite vapor management system that allows our customers to minimize hydrocarbon loss while improving safety during the loading process. Our Hardisty Terminal receives inbound deliveries of crude oil through a direct pipeline connection from Gibson Energy Inc.’s, or Gibson’s, Hardisty storage terminal. Gibson is one of the largest independent midstream companies in Canada with 13.5 MMbbls of crude oil storage facilities at Hardisty plus the greatest number of connections to inbound and outbound pipelines in the Hardisty hub. Our Hardisty Terminal’s strategic location and direct pipeline connection to substantial storage capacity provides efficient access to the major producers in the region. Our Hardisty Terminal is also connected to the Canadian Pacific Railway’s North Main Line, a high capacity line with the ability to service key refining markets across North America.
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
Substantially all of the capacity at our Hardisty Terminal is contracted under multi-year, take-or-pay terminalling services agreements with four customers, including major integrated oil companies, refiners and marketers. We have contracted 100% of the capacity at our Hardisty Terminal through mid-2022 with approximately 73% extended through mid-2023 with customers under multi-year take-or-pay agreements. Additionally, due to the successful commencement of USD’s DRU and Port Arthur Terminal, or PAT, projects discussed in more detail below, approximately 32% of the Hardisty Terminal’s capacity was automatically extended through mid-2031.
Our terminalling services agreements generally include automatic renewal provisions for periods up to one-year following the conclusion of the initial term and will only terminate if written notice is given by either party within a specified time period before the end of the initial term or a renewal term. Most of our terminalling services agreements contain annual inflation-based rate escalators based upon the consumer price index of either Canada or Alberta. If a force majeure event occurs, a customer’s obligation to pay us may be suspended, in which case the length of the contract term will be extended by the same duration as the force majeure event. We will not be liable for any losses of crude oil handled at our Hardisty Terminal unless due to our negligence.
Under the terminalling services agreements we have entered into with customers of our Hardisty Terminal, our customers are obligated to pay the greater of a minimum monthly commitment fee or a throughput fee based on the actual volume of crude oil loaded at our Hardisty Terminal. If a customer loads fewer unit trains or barrels than its allotted amount in any given month, that customer will receive a credit for up to 12 months, which may be used to offset fees on throughput volumes in excess of its minimum monthly commitments in future periods, to the extent capacity is available for the excess volume.

Sponsor and USD’s Initiatives at Hardisty
USD’s Diluent Recovery Unit, Port Arthur Terminal and Hardisty South Projects
In December 2019, USD and Gibson jointly announced an agreement and formed a 50%/50% joint venture to construct and operate a diluent recovery unit, or DRU, located adjacent to the Partnership’s Hardisty Terminal. A subsidiary of ConocoPhillips contracted to process 50,000 barrels per day of dilbit through the DRU to produce and ultimately ship bitumen by rail to USD’s newly constructed Port Arthur Terminal, or PAT, on the U.S. Gulf Coast.
In December 2021, USD and Gibson jointly announced that the DRU has been declared fully operational and the shipment of DRUbit™ by Rail™, or DBR, has commenced. The DBR network creates a first-of-its-kind separation technology and network that safely and sustainably moves heavy Canadian crude oil, also known as bitumen, from Canada to the U.S. Gulf Coast at a cost that is competitive with pipeline alternatives. The DBR network is highly scalable and is well-positioned for future commercial expansions. USD and Gibson continue to pursue commercial discussions with current and potential producer and refiner customers to secure additional long-term agreements to support future expansions at both the DRU and the PAT.
USD’s patented DRU technology separates the diluent that is added to raw bitumen in the production process, which meets two important market needs. It creates DRUbit™, a proprietary heavy Canadian crude oil or bitumen that ships by rail and does not meet any of the defined categories of hazardous materials by U.S. DOT Hazardous Materials regulations and Canada’s Transport of Dangerous Goods regulations, creating safety and environmental benefits. Additionally, it returns the recovered diluent for reuse in the Western Canadian market, which reduces delivered costs for diluent. The DBR network provides meaningful safety, economic and environmental benefits relative to conventional crude by rail. The DBR network is supported by Canadian Pacific and Kansas City Southern Railway Company. As the initial destination terminal, PAT is unloading DRUbit™, blending it to customers’ specifications, and is currently delivering it downstream through pipe or barge at or above current contractual requirements. PAT has significant marine, pipeline, rail and tank expansion capabilities and it is pipeline connected to Phillips 66’s Beaumont Terminal, providing customers access to a large network of refining and marine facilities. We believe PAT has the infrastructure and ability to support growth, including allowing for efficient rail movements along mainlines from Canada and into the growing Mexico market, as discussed below.
Port Arthur Terminal
PAT has the capability for rail unloading, barge dock loading and unloading, tank storage and blending and is pipeline connected to Phillips 66’s Beaumont Terminal, providing customers access to a large network of refining and marine facilities. The facility can handle DRUbit™, Dilbit and a heavy Canadian conventional barrel and manage the blending of DRUbit™ into a marketable product for shippers. The marine and pipeline delivery options for blended products at the terminal allows customers to enhance market flexibility and take advantage of cost advantaged delivery options. PAT is served by the Kansas City Southern railroad and sits on exclusive rail infrastructure, providing seamless scheduling, operations, and communications resulting in ratable and reliable service. Within the 233-acre terminal footprint, there is ample waterfront and upland acreage that allows PAT expansion capabilities to accommodate any foreseeable demand.
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
Within the Port Arthur market, PAT will be well positioned to take advantage of these opportunities and other organic growth projects. Pipeline connectivity to the hub of Port Arthur’s liquids business provides an advantage through reduced costs to deliver crude locally relative to a barge alternative and will extend the market reach for customers of PAT. Customers of PAT are able to deliver barrels by pipeline and water into Louisiana markets and it is expected that customers of PAT will also be able to deliver into Houston in the future, as a pipeline connection project is currently under construction and is expected to be placed into service during the first quarter of 2022.

Benefits to the Partnership
The successful completion of USD’s Hardisty DRU project enhanced the sustainability and quality of the Partnership’s cash flows by significantly increasing the average tenor of terminalling services agreements at our Hardisty Terminal. The average remaining terms of our three terminalling services agreements with ConocoPhillips at the Hardisty Terminal were extended through mid-2031, representing approximately 32% of the Hardisty Terminal’s capacity. We expect that future customers of the Hardisty DRU project will enter into similar long-term, more sustainable commitments for terminalling services at the Partnership’s Hardisty Terminal. USD’s interest in the Hardisty DRU and PAT projects would also be available for possible acquisition by the Partnership, and would be subject to the Partnership’s ROFO on USD’s assets pursuant to the Omnibus Agreement between USD and the Partnership, which extends through October 15, 2026.
Effective August 2021, the existing DRU customer elected to reduce its volume commitments at the Stroud Terminal attributable to the Partnership by one-third of the previous commitment through June 2022, at which point the agreement will terminate and there will be no renewal period. Management believes that the lower utilization at the Stroud Terminal as a result of successful completion of the DRU project will be short-term in nature, and will allow the Partnership the opportunity to offer terminalling services to other customers that may be in need of access to the numerous markets connected to the Cushing oil hub. If and to the extent we are unable to renew, extend or replace our customer at the Stroud Terminal, our revenue, cash flows from operating activities and Adjusted EBITDA would be materially adversely impacted. Refer to Growth Opportunities for our Operations - Other Opportunities Related to Our Crude Oil Terminal Network - Stroud Terminal included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for further details. Additionally, refer to Item 1A. Risk Factors of this Annual Report for further discussion of certain risks relating to our customer contract renewals.
Hardisty South Expansion
Our sponsor completed the Hardisty South expansion (“Hardisty South”) in January 2019. The existing Hardisty Terminal, which is owned by us, has designed capacity for two unit trains per day, or approximately 150,000 barrels per day. Hardisty South, which is owned by our sponsor, added one and one-half unit trains per day, or approximately 112,500 barrels per day, of takeaway capacity to the terminal by modifying the existing loading rack and building additional infrastructure and trackage. We believe the Hardisty South Expansion could present an attractive acquisition opportunity for us pursuant to our existing ROFO with respect to midstream projects developed by our sponsor.
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

We own 50% of the Stroud Terminal’s current capacity, of which 67% of that capacity is contracted under a take-or-pay terminalling services agreement between the Partnership and ConocoPhillips through June 2022. Our customer is obligated to pay a minimum monthly commitment fee and can load an allotted number of barrels per month. If our customer loads fewer barrels than its allotted amount in any given month, the customer will receive a credit for up to 12 months. This credit may be used to offset fees on throughput volumes in excess of our customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. We will receive a per-barrel fee on any volumes handled in excess of our customer’s allowed amount, to the extent the additional volume is not subject to the credit discussed above.
USD Marketing LLC, or USDM, a wholly-owned subsidiary of USDG, owns the rights to the other 50% of the Stroud Terminal’s current capacity, pursuant to the Marketing Services Agreement, or MSA, that we entered into in May 2017 at the time of the acquisition of the terminal. Under the MSA, we granted USDM the right to market the capacity at the Stroud Terminal in excess of the original capacity of our initial customer in exchange for a nominal per barrel fee. USDM is obligated to fund any related capital costs associated with increasing the throughput or efficiency of the terminal to handle additional throughput. Upon expiration of our contract with the initial Stroud customer in June 2020, the same marketing rights now apply to all throughput at the Stroud Terminal in excess of the throughput necessary for the Stroud Terminal to generate adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, that is at least equal to the average monthly Adjusted EBITDA derived from the initial Stroud customer during the 12 months prior to expiration. We also granted USDG the right to develop other projects at the Stroud Terminal in exchange for the payment to us of market-based compensation for the use of our property for such development projects. The capacity attributable to USDM is currently not under any contracted agreements.
To facilitate marketing the capacity that is currently available at the Stroud Terminal, USDM is currently working on an expansion of the downstream connectivity at our Stroud Terminal that when completed will add a pipeline connection to a second storage tank at a third-party facility at the Cushing, Oklahoma crude oil hub, or the Cushing Hub. The expanded connectivity is expected to facilitate incremental rail-to-pipeline shipments of crude oil to the Cushing Hub by giving the Stroud Terminal better capability to service multiple customers and/or grades of crude oil simultaneously including the unloading of multiple grades of dilbit. The expansion is expected to be completed in the first half of 2022. If successful, these efforts could provide us with cash flows incremental to those provided by our currently-contracted capacity. Additionally, any such development project would be wholly-owned by USDG and would be subject to our existing ROFO, should USDG propose to sell or transfer the asset.
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
In July 2019, Enbridge Inc. (“Enbridge”) announced a program to increase the capacity of the Express pipeline by up to an additional 50,000 bpd with the use of drag reducing agent, or DRA, and pump stations, of which 30,000 bpd of additional capacity was placed into service which resulted in higher throughput at the Casper Terminal during 2021.
We provide service at the Casper Terminal under terminalling services agreements with a high quality, investment grade multi-national customer and a midstream customer. The agreement with the investment grade customer contains take-or-pay terms for terminalling and storage services and variable fees associated with actual throughput volumes and other services. The agreement with the midstream customer contains take-or-pay terms for storage services and variable fees associated with actual throughput volumes and other services. Additionally, we may on occasion utilize our available storage and throughput capacity to support our customers’ spot activity through buy-sell agreements that generate cash flows in addition to those provided by our multi-year agreements.
West Colton Terminal
Our West Colton Terminal, which was initially completed in November 2009, is a unit train-capable destination terminal that can transload up to 13,000 bpd of ethanol and renewable diesel received from producers by rail onto trucks to meet local demand in the San Bernardino and Riverside County-Inland Empire region of Southern California. During 2021, we completed a modification project at our West Colton Terminal so that it has the capability to transload renewable diesel in addition to the ethanol that it is was initially capable of transloading. The West Colton Terminal has 20 railcar offloading positions and four truck loading positions. Our terminal receives inbound deliveries exclusively by rail on the UP high speed lines.
Ethanol Transloading
We receive fixed fees per gallon of ethanol transloaded at our terminal pursuant to a terminalling services agreement with one of the world’s largest producers of biofuels. Effective January 2022, we entered into a new five-year agreement with the existing West Colton ethanol customer that has a minimum monthly throughput commitment. This new agreement replaced the previous short-term agreement at the terminal that had been in place since July 2009 and is expected to add incremental “Net Cash from Operating Activities” over the previous agreement, subject to changes in expected throughput. Refer to Part II, Item 7. Management’s Discussion and Analysis, Factors Affecting the Comparability of Our Financial Results of this Annual Report for further information. Under this new agreement, our customer is obligated to pay the greater of a minimum monthly commitment fee or a throughput fee based on the actual volume of ethanol loaded at our West Colton Terminal. If the customer loads fewer volumes than its allotted amount in any given month, that customer will receive a credit for up to six months, which may be used to offset fees on throughput volumes in excess of its minimum monthly commitments in future periods, to the extent capacity is available for the excess volume.
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
Renewable Diesel Transloading
In June 2021, we entered into a new terminalling services agreement with USD Clean Fuels LLC, or USDCF, a newly formed subsidiary of USD, that is supported by a minimum throughput commitment to USDCF from an investment-grade rated, refining customer as well as a performance guaranty from USD. The terminalling services agreement provides for the inbound shipment of renewable diesel on rail at our West Colton Terminal and the outbound shipment of the product on tank trucks to local consumers. The new terminalling services agreement has an initial term of five years and commenced on December 1, 2021.
In exchange for the new terminalling agreement at our West Colton Terminal with USDCF discussed above, we also entered into a Marketing Services Agreement with USDCF in June 2021, or the West Colton MSA, pursuant to which we agreed to grant USDCF marketing and development rights pertaining to future renewable diesel opportunities associated with the West Colton Terminal in excess of the terminalling services agreement with USDCF discussed above. Refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 13. Transactions with Related Parties of this Annual Report for further information.
Fleet Services
We provide one of our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons by rail on a multi-year, take-or-pay basis under a master fleet services agreement. We do not own any railcars. As of December 31, 2021, our railcar fleet consisted of 200 railcars, which we lease from a railcar manufacturer, all of which are coiled and insulated, or C&I, railcars. Our C&I railcars can reheat heavy viscous grades of crude oil, reducing the need to blend these heavier grades with diluents. In the aggregate, our master fleet services agreements have a weighted-average remaining contract life of one year as of December 31, 2021.
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
All of our railcars currently in service were constructed in 2013 or later. The average age of our fleet currently in service is 8 years, as compared with the estimated 50-year life associated with these types of railcars. Our current railcars are designed at a minimum to be compliant with all regulatory railcar standards currently in effect. We have partnered with leaders in the railcar supply industry, such as CIT Rail, Union Tank Car Company and others. We believe that our relationships with these industry leaders enable us to obtain railcar market insight and to procure railcars for our terminalling customers on beneficial terms, with shorter lead times than some of our competitors.
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
RIGHT OF FIRST OFFER
In October 2014, we entered into the Omnibus Agreement with USD and USDG, pursuant to which we were granted a ROFO on any midstream infrastructure assets that they may develop, construct, or acquire for a period of seven years. In June 2021, we entered into an Amended and Restated Omnibus Agreement with USD, USDG and certain other of their subsidiaries, which amends and restates the Omnibus Agreement, dated October 15, 2014, to extend the termination date of the ROFO period, as defined in the Omnibus Agreement, by an additional five years such that the ROFO Period will terminate on October 15, 2026 unless a Partnership Change of Control, as defined in the Omnibus Agreement, occurs prior to such date. Additional information about the Omnibus Agreement and the ROFO are included in Note 13. Transactions with Related Parties of our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.
USD has not engaged in any transactions that implicate our ROFO. We cannot assure you that USD will be able to develop or construct, or that we or USD will be able to acquire, any additional midstream infrastructure projects. Among other things, the ability of USD to further develop the Hardisty Terminal and Stroud Terminal, the DRU project, or any other project, and our ability to acquire such projects, will depend upon USD’s and our ability to raise additional equity and debt financing. We are under no obligation to make any offer, and USD and USDG are under no obligation to accept any offer we make, with respect to any asset subject to our ROFO. Additionally, the approval of Energy Capital Partners is required for the sale of any assets by USD or its subsidiaries, including us (other than sales in the ordinary course of business), acquisitions of securities of other entities that exceed specified materiality thresholds and any material unbudgeted expenditures or deviations from our approved budgets. Energy Capital Partners may make these decisions free of any duty to us and our unitholders. This approval would be required for the potential acquisition by us of any project to expand the Hardisty Terminal and Stroud Terminal, as well as any other projects or assets that USD may develop or acquire in the future or any third-party acquisition we may pursue independently or jointly with USD. Energy Capital Partners is under no obligation to approve any such transaction. Please refer to the discussion in Part III, Item 10. Directors, Executive Officers and Corporate Governance—Special Approval Rights of Energy Capital Partners of this Annual Report regarding the rights of Energy Capital Partners. If we are unable to acquire any projects to expand the Hardisty Terminal and Stroud Terminal from USD, such expansions may compete directly with our existing business for future throughput volumes, which may impact our ability to enter into new terminalling services agreements, including with our existing customers, following the expiration of our existing agreements, or the terms thereof, and our ability to compete for future spot volumes. Furthermore, cyclical changes in the demand for crude oil and other liquid hydrocarbons may cause USD, or us, to further re-evaluate any future expansion projects, including expansion of the Hardisty Terminal and Stroud Terminal.
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
Our crude oil terminals face competition from other logistics services providers, such as pipelines and other terminalling service providers. In addition, our customers may also choose to construct or acquire their own terminals. If our customers choose to ship crude oil via alternative means, we may only receive the minimum monthly commitment fees at our terminals and may be unable to renew, extend or replace customer agreements following expiration of their terms. Our West Colton Terminal business faces competition from other terminals and trucks that may be able to supply end-user markets with ethanol and other biofuels on a more competitive basis due to terminal location, price, rail rates, versatility or services provided. Additionally, our West Colton Terminal business faces competition from waterborne imports including ethanol imports from Brazil as well as domestic waterborne renewable diesel volumes delivered to California from the U.S. Gulf Coast. The West Colton Terminal is served by the UP and competes directly with ethanol facilities in the Fontana, Carson and San Diego areas, which are served by the BNSF Railway. A combination of rail freight and trucking economics, which comprise the largest share of the value chain, make it very difficult to compete with other facilities in this market based on terminalling throughput fees alone.
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
Climate Change
Following its December 2009 “endangerment finding” that GHG emissions pose a threat to public health and welfare, the Environmental Protection Agency, or EPA, has begun to regulate GHG emissions under the authority granted to it by the federal CAA. Based on these findings, the EPA has adopted regulations under existing provisions of the federal CAA that require Prevention of Significant Deterioration, or PSD, pre-construction permits and Title V operating permits for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Under these regulations, certain facilities required to obtain PSD permits must meet “best available control technology” standards for their GHG emissions established by the states or, in some cases, by the EPA on a case-by-case basis. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities and onshore petroleum and natural gas gathering and boosting activities as well as natural gas transmission pipelines. We believe we are in substantial compliance with all GHG emissions permitting and reporting requirements applicable to our operations.
In response to studies suggesting that emissions of CO2, methane and certain other gases may be contributing to warming of the Earth’s atmosphere, over 190 countries, including the United States and Canada where we operate, committed to a legally binding treaty to reduce GHG emissions, the terms of which were defined at the Paris climate conference in December 2015. President Biden and the Democratic Party, which now controls Congress, have identified climate change as a priority, and it is likely that new executive orders, regulatory action, and/or legislation targeting greenhouse gas emissions, or prohibiting, delaying or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. For example, the EPA recently proposed updated Clean Air Act performance standards governing methane emissions from new and existing sources in the oil and gas sector. Additionally, the Department of the Interior, or DOI, issued an order preventing staff from producing any new fossil fuel leases or permits without sign-off from a top political appointee, and President Biden issued a “pause” on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. The leasing pause was challenged and has been enjoined by the U.S. District Court for the Western District of Louisiana. DOI recently resumed holding lease sales in compliance with the district court’s order. DOI also recently issued a report on the federal oil and gas leasing program indicating that the Department would increase royalty and bonding rates, prioritize leases in areas with known resource potential, and avoid issuing leases where they may conflict with recreation, wildlife habitat, conservation efforts, and historical and cultural resources.
President Biden’s executive order also established climate change as a primary foreign policy and national security consideration, affirms that achieving net-zero greenhouse gas emissions by or before midcentury is a critical priority, affirms President Biden’s desire to establish the United States as a leader in addressing climate change generally, further integrates climate change and environmental justice considerations into government agencies’ decision making, and eliminates fossil fuel subsidies, among other measures. Additionally, some U.S. states are taking measures to reduce GHG emissions. For example, a coalition of over 20 governors of U.S. states formed the United States Climate Alliance to advance the objectives of the Paris treaty, and several U.S. cities have committed to advance the objectives of the Paris treaty at the state or local level. Increased costs associated with compliance with any future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows. In addition, climate change legislation and regulations may result in increased costs not only for our business but also for our customers, thereby potentially decreasing demand for our services. Decreased demand for our services may have a material adverse effect on our results of operations, financial condition and cash flows. Finally, many scientists believe that increasing concentrations of GHGs in the Earth’s atmosphere produce climate changes that can have significant physical effects, such as increased frequency and severity of storms, droughts and floods, as well as other climatic events. If any such effects were to occur, it is uncertain if they would have an adverse effect on our financial condition and results of operations.
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
Solid and Hazardous Wastes.    Our operations generate solid wastes, including some hazardous wastes, which are subject to the requirements of RCRA and analogous state and Canadian federal and provincial laws that impose requirements on the handling, storage, treatment and disposal of hazardous wastes. Many of the wastes that we generate are not subject to the most stringent requirements of RCRA because our operations generate primarily oil and gas wastes, which currently are excluded from consideration as RCRA hazardous wastes. EPA has excluded from regulation as hazardous waste under RCRA produced waters and other wastes intrinsically associated with the exploration, development, or production of crude oil and natural gas. However, these oil and gas exploration and production wastes may still be regulated under state solid waste laws and regulations. Oil and gas wastes may be included as hazardous wastes under RCRA in the future, in which event our wastes as well as the wastes of our competitors will be subject to more rigorous and costly disposal requirements, resulting in additional capital expenditures or operating expenses.
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
The regulatory scope of the CWA has been in flux since 2015. In June 2015, the EPA and the Army Corps of Engineers, or Corps, revised the definition of “waters of the United States,” or WOTUS, in a manner which was widely viewed as expanding the jurisdictional reach of all Clean Water Act programs. The 2015 rule was the subject of litigation and various injunctions and never took effect nationwide. In 2019, the U.S. District Court for the Southern District of Georgia and the U.S. District Court for the Southern District of Texas each held the 2015 rule to be unlawful and remanded the rule to the agencies. In September 2019, the EPA and the Corps repealed this rule and in January 2020 finalized a revised WOTUS definition. The revised definition became effective in June 2020. The 2020 rule was the subject of litigation and was vacated by the U.S. District Court for the District of Arizona in August 2021 and the U.S. District Court for the District of New Mexico in September 2021. The EPA and the Corps currently are implementing the pre-2015 regulatory regime and have proposed to formally repeal the 2020 rule. The agencies have indicated that they intend to propose a wholly new definition of WOTUS, and such proposed definition is likely to share similarities with the more-expansive definition from the 2015 rule.
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
Endangered Species Act
The Endangered Species Act restricts activities that may affect endangered species or their habitats. While some of our facilities are in areas that may be designated as habitat for endangered species, we believe that we are in substantial compliance with the Endangered Species Act. However, the discovery of previously unidentified endangered species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area. Similar protections are in place for bald and golden eagles under the Bald and Golden Eagle Protection Act and for migratory birds under the Migratory Bird Treaty Act. DOI and the Department of Commerce have announced their intent to repeal regulations finalized during the Trump Administration that narrowed the definition of “habitat” under the ESA, set out the process for determining exclusions from critical habitat designations, and removed a provision stating that listing determinations are made without reference to possible economic or other impacts of such determination.
Rail Safety
We facilitate the transport of crude oil and related products by rail in the United States and Canada. We do not own or operate the railroads on which crude oil carrying railcars are transported; however, we currently lease or manage a railcar fleet on behalf of one of our customers. Accordingly, we are indirectly subject to regulations governing railcar design and manufacture, and increasingly stringent regulations pertaining to the shipment of crude oil by rail.
High-profile accidents involving crude oil unit trains in Quebec, North Dakota, Virginia, West Virginia and Illinois have raised concerns about the environmental and safety risks associated with transporting crude oil by rail, and the associated risks arising from railcar design.
In May 2015, the DOT, in coordination with Transport Canada, finalized new rail safety rules. The final rule includes more stringent construction standards for rail tank cars constructed after October 1, 2015. The final rule also creates a new North American tank car standard known as the DOT Specification 117 (DOT-117) with thicker steel and redesigned bottom outlet valves, among other improvements, over the DOT-111 tank car. U.S. crude oil shippers had until January 1, 2018, to phase out or upgrade older DOT-111 tank cars, while Canadian shippers were required to phase DOT-111 cars out of crude oil service by May 1, 2017. The rule also required companies hauling crude in the U.S. or Canada to retrofit or phase out non-jacketed CPC-1232 tank cars by April 1, 2020. In addition, the final rule includes mandates for using electronically controlled pneumatic braking systems and for performing routing analyses and imposes a speed limit of 40 miles per hour (mph) in high-threat urban areas for crude oil trains containing at least one older-model tank car. The speed limit for all other crude-by-rail service will be restricted to 50 mph, in line with the speed limit railroads voluntarily adopted in 2013. The final rule requires offerors to develop and carry out sampling and testing programs for all unrefined petroleum-based products, including crude oil, and to certify that hazardous materials subject to the program are packaged in accordance with the test results, but does not require oil companies to process their products to make them less volatile before shipment.

In February 2019, PHMSA, in cooperation with the FRA, issued a final rule that requires railroads to develop and submit Comprehensive Oil Spill Response Plans for route segments traveled by High Hazard Flammable Trains, or HHFTs. This new rule applies to HHFTs that are transporting crude oil in a block of 20 or more loaded tank cars and trains that have a total of 35 loaded crude oil tank cars. It requires railroads to establish geographic response zones with personnel and equipment ready to respond in the event of an accident. It also requires railroads to identify the qualified individual responsible for each response zone, as well as the organization, personnel, and equipment capable of handling a worst-case discharge scenario. Lastly, it will require rail carriers to provide information about HHFTs to state and tribal emergency response commissions in accordance with the FAST Act of 2015, Fixing America’s Surface Transportation. The new regulations took effect on April 1, 2019. Railroads were required to submit response plans by August 27, 2019 and were allowed to seek confidential treatment of their plans. Applicable regulations required PHMSA either to approve a response plan or identify deficiencies to the railroad. Railroads had the opportunity to correct deficiencies or petition PHMSA for reconsideration, after which PHMSA would issue a final decision on the response plan. Railroads were permitted to transport oil without approval of their response plans by PHMSA for up to two years after submission of their plans.
All of our fleet was manufactured in 2014 or later and has been constructed to comply with the DOT 117 standard. As of December 31, 2021, we do not have any railcars that will require retrofitting to comply with current rules. If DOT were to adopt more strict specifications for tank cars, it would likely result in increased difficulty and costs to obtain compliant cars after the applicable phase-out dates. While we might be able to pass some of these costs on to our customers, there might be additional costs that we cannot pass on to our customers. We are continuously monitoring the railcar regulatory landscape and remain in close contact with railcar suppliers and other industry stakeholders to stay informed of railcar regulation rulemaking developments. Given the current railcar design compliance requirements and timelines outlined in the most recent Transport Canada and DOT rules, we do not anticipate a material impact to our ability to transport crude oil under our existing contracts. If future rulemakings result in more stringent design requirements and compressed compliance timelines, then our ability to transport these volumes could be affected by a delay in the railcar industry’s ability to provide adequate railcar modification repair services. We may not have access to a sufficient number of compliant cars to transport the required volumes under our existing contracts. This may lead to a decrease in revenues and other consequences. DOT and Transport Canada have also required operators to take certain precautions relating to rail routing, and mandated reductions in train speed and the implementation of new braking technology, to address rail safety concerns. In February 2020, the Minister of Transport Canada announced that the speed limit for key trains that carry 20 or more cars containing dangerous goods, such as petroleum crude oil, liquefied petroleum gas, gasoline and ethanol, is 35 mph in metropolitan areas and 40 mph in other areas where there are no track signals. For the high risk key trains, which are unit trains where tank cars are loaded with a single dangerous goods commodity moving to the same point of destination or trains that include any combination of 80 or more tank cars containing dangerous goods, the speed limit is 25 mph where there are no track signals and 30 mph for metropolitan areas unless it is in a non-signal territory where the speed limit will be 25 mph. We do not expect that this new regulation will have an immediate impact on our results of operations. However, it could reduce the number of train sets our customers are able to cycle through our Hardisty Terminal, which may adversely affect the ability of our customers to meet their minimum volume commitments. As a result, our customers may be unwilling to renew or extend their existing contracts at current volumes and rates.
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
We are subject to regulation by the DOT under the Hazardous Liquid Pipeline Safety Act of 1979, also known as the HLPSA. The HLPSA delegated to DOT the authority to develop, prescribe, and enforce minimum federal safety standards for the transportation of hazardous liquids by pipeline. Congress also enacted the Pipeline Safety Act of 1992, also known as the PSA, which added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, required that regulations be issued to define the term “gathering line” and that safety standards for certain “regulated gathering lines” be established, and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in High Consequence Areas, or HCAs, defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In 1996, Congress enacted the Accountable Pipeline Safety and Partnership Act, also known as the APSPA, which limited the operator identification requirement mandate to pipelines that cross a waterway where a substantial likelihood of commercial navigation exists, required that certain areas where a pipeline rupture would likely cause permanent or long-term environmental damage be considered in determining whether an area is unusually sensitive to environmental damage, and mandated that regulations be issued for the qualification and testing of certain pipeline personnel. In the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, also known as the PIPES Act, Congress required mandatory inspections for certain U.S. crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquid pipelines and pipeline control room management. We are also subject to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which reauthorized funding for federal pipeline safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 reauthorized the federal pipeline safety programs of PHMSA through September 2019. The Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020 was passed in December 2020 as part of the Consolidated Appropriations Act, 2021, appropriating funds through 2023.
PHMSA administers compliance with these statutes and has promulgated comprehensive safety standards and regulations for the transportation of hazardous liquids by pipeline, including regulations for the design and construction of new pipeline systems or those that have been relocated, replaced or otherwise changed; pressure testing of new pipelines; operation and maintenance of pipeline systems, establishing programs for public awareness and damage prevention, and managing the operation of pipeline control rooms; protection of steel pipelines from the adverse effects of internal and external corrosion; and integrity management requirements for pipelines in HCAs. PHMSA published its final safety standards for hazardous liquid pipelines, as well as rules for gas transmission pipelines, including maximum allowable operating pressure (MAOP) reconfirmation (for pipelines constructed before 1970) and records rules in October 2019, which became effective July 1, 2020. Also in September 2019, PHMSA finalized enhanced emergency order procedures allowing the agency to issue an emergency order which may impose emergency restrictions, prohibitions, or other safety measures on owners and operators of gas or hazardous liquid pipeline facilities.
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
EPAct 1992 required FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods, or PPIFG. FERC’s indexing methodology is subject to review every five years. In December 2020, FERC issued an order setting the index level for the period beginning July 1, 2021 for annual changes equal to the change in PPIFG plus 0.78%. Upon rehearing, FERC issued an order on January 20, 2022 revising downward this index level to PPIFG minus 0.21%. As a result, pipelines that have adjusted their transportation rates on an indexed basis upward since July 2021 were required to decrease those rates to a level at or below the new, lower index ceiling by March 1, 2022. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so and rate increases made under the index ceiling are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling. While common carriers often use the indexing methodology to change their rates, common carriers may elect to support proposed rates by using other methodologies such as cost-of-service ratemaking, market-based rates, and settlement rates. A pipeline can follow a cost-of-service approach when seeking to increase its rates above the rate ceiling (or when seeking to avoid lowering rates to the reduced rate ceiling). A common carrier can charge market-based rates if it establishes that it lacks significant market power in the affected markets. In addition, a common carrier can establish rates under settlement if agreed upon by all current shippers. We have used settlement rates for our dedicated crude oil pipelines. If we used cost-of-service rate making to establish or support our rates, the issue of the proper allowance for federal and state income taxes could arise.

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

HUMAN CAPITAL RESOURCES
We are managed and operated by the board of directors and executive officers of USD Partners GP LLC, our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner. Our general partner and its affiliates have approximately 90 employees, approximately 55 of whom performed services for our operations during 2021. We believe that our general partner and its affiliates have a satisfactory relationship with those employees.
Our general partner and its affiliates believe employees are among their most important resources and are critical to the continued success of their and our businesses. Our general partner and its affiliates are focused on attracting and retaining high quality talent by providing fair and market-competitive pay, which includes base pay as well as both short and long-term incentives. Our general partner and its affiliates also offer employees a competitive benefits package, which includes among others, health insurance, paid time off, and a 401(k) savings plan with employee contribution matching. Our general partner and its affiliates manage current and future leadership needs by employing a succession planning process that is reviewed annually by the Board, or its delegates. A review of progress in attracting and developing diverse candidates at all levels is part of that process. During fiscal years 2021 and 2020, the voluntary attrition rate for employees that are employed by our general partner and its affiliates was approximately 6% and 3%, respectively.
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
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, at times during the pandemic there have been significant reductions in demand for, and fluctuations in the prices of, crude oil, natural gas and natural gas liquids. If there is reduced demand for crude oil for a prolonged period, our operations, financial condition and cash flows may be materially and adversely affected in the future.
Our operations also may be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We have implemented workplace restrictions, including guidance for when our employees may work remotely if able, in our offices and work sites for health and safety reasons and are continuing to monitor national, state and local government directives where we have operations and/or offices. Vaccine mandates that may be announced in jurisdictions in which our business operates could result in disruptions to our current and potential future workforce and may result in increased attrition, as well as increased costs in connection with retaining our workforce.
In light of potential challenges in our industry and world economic conditions as a result of the pandemic, there is an increased chance that counterparties to our contracts do not perform their obligations, either as a result of an inability to pay or a claim that they are not required to pay (whether under a force majeure provision or otherwise). Such claims and interruptions in payment may have an adverse impact on our expected revenue under the applicable contract or cause us to incur additional expenses associated with a challenge to such nonpayment or claim, which revenue or expenses may be material.
The extent to which our operating and financial results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the COVID-19 pandemic, including the impact of variants such as the Delta, Lambda and Omicron variants and additional resurgences; further actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus including the development, availability and public acceptance of effective treatments or vaccines. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors that we identify in this Annual Report. COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.
We depend on a limited number of customers for a significant portion of our revenues. The loss of, or material nonpayment or nonperformance by, any one or more of these customers could adversely affect our ability to make cash distributions to our unitholders.
We generate the vast majority of our operating cash flow in connection with providing terminalling services at our crude oil terminals. Substantially all of the capacity at our crude oil terminals is contracted under multi-year, take-or-pay terminalling services agreements. A continued sustained reduction in the prices of crude oil and other commodities could have a material adverse effect on our customers’ businesses. In particular, oil sands production in

Canada is particularly susceptible to decline as a result of long-term reductions in the price of crude oil due to its relatively high production costs. As a result, some of our customers may have material financial or liquidity issues or may, as a result of operational incidents or other events, be disproportionately affected as compared to larger or better-capitalized companies. Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders. In addition, liquidity issues resulting from sustained lower crude oil prices could lead our customers to go into bankruptcy or could encourage them to seek to repudiate, cancel, renegotiate or fail to renew their agreements with us for various reasons. We expect our exposure to concentrated risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively limited number of customers for a substantial portion of our revenue.
If we were unable to renew our contract with one or more of these customers, including customers at our Hardisty, Stroud or Casper terminals, on favorable terms, we may not be able to replace any of these customers in a timely fashion, on favorable terms or at all.
Our contracts are subject to termination at various times, which creates renewal risks.
We provide terminalling services for liquid hydrocarbons and biofuels under contracts with terms of various durations and renewal. Of the six terminalling services agreements with customers of our Hardisty Terminal, one agreement will expire at the end of June 2022, two agreements will expire at the end of June 2023, three agreements expire in July 2031 with two-thirds of the capacity of one of those agreements expiring in June 2022. Of the two terminal agreements at our West Colton Terminal one will terminate in December 2026 and the other will terminate in November 2026. Both of the two terminalling services agreements with our Casper Terminal customers expire in December 2022. Our sole third-party customer contract for our Stroud Terminal will expire in June 2022.
As these contracts expire, we will have to negotiate extensions or renewals with existing customers or enter into new contracts with other customers. We may not be able to obtain new contracts on favorable commercial terms, if at all. We also may be unable to maintain the economic structure of a particular contract with an existing customer or maintain the overall mix of our contract portfolio if, for example, prevailing crude oil prices and the associated spreads between different grades of crude oil remain at levels, or decline below levels, where transportation of crude oil by rail is economic. Depending on prevailing market conditions at the time of a contract renewal, customers with fee-based contracts may desire to enter into contracts under different fee or term arrangements, including lower rate structures, or may seek to purchase such capacity on an uncommitted basis. To the extent we are unable to renew our existing contracts on terms that are favorable to us or successfully manage our overall contract mix over time, or replace lost revenue upon changes in contract terms (including those in connection with the DRU project), our revenue and cash flows could decline and both our ability to make cash distributions to our unitholders and our ability to remain in compliance with the covenants under our credit facility could be materially and adversely affected.
The lack of diversification of our assets and geographic locations could adversely affect our ability to make distributions to our common unitholders.
We generate the vast majority of our operating cash flow in connection with providing terminalling services at our crude oil terminals, all of which receive the majority of their crude oil from the Canadian oil sands through the Hardisty hub. Due to the lack of diversification in our assets and geographic location, an adverse development in our businesses or areas of operations, especially to our crude oil terminals, including those due to catastrophic events, natural disasters or adverse weather conditions (including as a result of climate change), worldwide health events including the recent coronavirus outbreak, regulatory action or decreases in the price of, or demand for, crude oil, could have a significantly greater impact on our results of operations and distributable cash flow to our common unitholders than if we maintained more diverse assets and locations. In particular, due in part to relatively high production costs, oil sands production in Canada may be particularly susceptible to decline as a result of long-term declines in the price of crude oil and was negatively impacted by the depressed pricing environment at the height of the COVID-19 pandemic in 2020, which has impacted and could in the future further impact our ability to secure additional long-term customer contracts and renewals at our Hardisty Terminal and our Casper Terminal, and the ability of USD Group LLC to contract for and complete expansions. In addition, events that impact the supply of crude oil in Western Canada, such as extreme weather, forest fires, and facility downtime, and events that increase the take-away capacity, such as the construction of new pipelines would have a similar impact.
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
Adverse developments affecting the oil and gas industry or drilling activity, including low or reduced prices of crude oil or biofuels, reduced demand for crude oil products and increased regulation of drilling, production or transportation could cause a reduction of volumes transported through our terminals.
Our business, including our ability to grow our business through the contracting and development of new terminals, as well as our ability to secure renewals or extensions of agreements with customers at our existing terminals, depends on the continued development, production and demand for crude oil and other liquid hydrocarbons from our existing markets, as well as other areas unserved or underserved by existing alternative transportation solutions. The willingness of exploration and production companies to develop and produce crude oil in particular producing regions in Canada and the United States depends largely on their ability to conduct these activities profitably, which in turn depends largely upon the markets for and prices of crude oil and other commodities. A sustained reduction in the prices of crude oil could have a material adverse effect on our business. For example, our business was negatively impacted by the depressed commodity pricing environment at the height of the COVID-19 pandemic in 2020. The factors impacting the prices of crude oil and other commodities include the supply of and demand for these commodities, which fluctuate with changes in market and economic conditions, and other factors, including:
•worldwide and regional economic conditions;
•worldwide and regional political events, including actions taken by foreign oil producing nations;
•political or regulatory changes that could restrict development or production of crude oil and other liquid hydrocarbons;
•the nature and extent of governmental regulation and taxation, including the amount of subsidies for ethanol and other alternative sources of energy;
•development and commercialization of energy alternatives to crude oil, including by our customers;

•increased demand for energy sources that compete with crude oil;
•the price and availability of energy sources that compete with crude oil;
•the price and availability of the raw materials used to produce energy sources that compete with crude oil, such as the price and availability of corn used to produce ethanol;
•worldwide and regional weather events and conditions, including natural disasters and seasonal changes that could decrease supply or demand;
•worldwide health events such as the recent COVID-19 pandemic;
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
•fluctuations in demand from electric power generators and industrial customers;
•a decline in investor sentiment regarding the oil and gas industry;
•restrictions on access to development capital by oil and gas companies; and
•the anticipated future prices of oil and other commodities.
The prices of crude oil and related products remain volatile and subject to the influence of many global factors, such as the Organization of the Petroleum Exporting Countries, or OPEC, policy, the balance of supply versus demand for those products in various markets and geopolitical risks. Our terminals primarily transport crude oil produced from the Canadian oil sands, which are considered to have relatively high production costs. Exploration and production companies operating in the Canadian oil sands have reduced, and may further reduce, capital spending for expansion projects designed to increase crude oil production. Declines in crude oil prices for a prolonged period of time have resulted in and may in the future result in further reductions in capital spending by our customers, which could decrease the likelihood that our existing customers would renew their contracts with us at current prices or at all, reduce the opportunities for us to grow our assets and otherwise have a material adverse impact on our business and results of operations.
The dangers inherent in our operations could cause disruptions and expose us to potentially significant losses, costs or liabilities and reduce our liquidity. We are particularly vulnerable to disruptions in our operations because most of our operations are concentrated at our crude oil terminals.
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
We do not own all of the land on which our West Colton Terminal is located, which land we obtained the right to use through a lease from the Class I railroad servicing this terminal. Our ability to provide comprehensive services to our customers on the leased land depends in large part on our ability to maintain and extend this lease, which are currently cancellable at will by either party after November 2026. Accordingly, after November 2026, we are subject to the possibility of lease cancellation, more onerous terms and/or increased costs to retain the land necessary to operate this terminal. Our loss of these rights, through our inability to renew or the unwillingness of the land owner to negotiate right-of-way contracts or leases, or otherwise, could cause us to cease operations on the affected land, incur costs to dismantle and remove existing facilities, increase costs related to continuing operations elsewhere and reduce our revenue.
The fees charged to customers under our agreements with them for the transportation of crude oil may not escalate sufficiently or at all to cover increases in costs, and the agreements may be temporarily suspended or terminated in some circumstances, which would affect our profitability.
We generate the vast majority of our operating cash flow in connection with providing terminalling services at our crude oil terminals. A substantial amount of the capacity at our crude oil terminals is contracted under multi-year, take-or-pay terminalling services agreements, which, in the case of our Hardisty and Stroud terminals, are subject to inflation-based rate escalators. Some of the terminalling services agreements at our Casper Terminal are not subject to inflation-based rate escalators. Any inflation-based escalators in our terminalling services agreements may be insufficient to compensate for increases in our costs. Additionally, some customers’ obligations under their agreements with us may be temporarily suspended upon the occurrence of certain events, some of which are beyond our control, or may be terminated in the case of uninterrupted force majeure events of over one year wherein the supply of crude oil is curtailed or cut off. Force majeure events may include (but are not limited to) revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, pandemics (including the COVID-19 pandemic), explosions, mechanical or physical failures of our equipment or facilities of our customers, or any cause or causes of any kind or character (except financial) reasonably beyond the control of the party failing to perform. If either the escalation of fees under the terminalling services agreements at our terminals is insufficient to cover increased costs or if any customer suspends or terminates its contracts with us, our profitability and ability to make quarterly distributions to our unitholders could be materially and adversely affected.
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
Our operations are subject to all of the risks and hazards inherent in the provision of terminalling services, including:

•damage to railroads and terminals, related equipment and surrounding properties caused by natural disasters or adverse weather conditions (including as a result of climate change), acts of terrorism and actions by third parties;
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
The Omnibus Agreement provides us with a ROFO on certain of USD’s existing assets and projects as well as any additional midstream infrastructure that it may develop, construct or acquire, subject to certain exceptions. This right expires on October 15, 2026. The consummation and timing of any future acquisitions pursuant to this right will depend upon, among other things, USD’s continued development of midstream infrastructure projects and successful execution of such projects, USD’s willingness to offer assets for sale and obtain any necessary consents, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions or successfully integrate assets acquired pursuant to our ROFO. Furthermore, USD is under no obligation to accept any offer that we may choose to make. Additionally, the approval of Energy Capital Partners is required for the sale of any assets by USD or its subsidiaries, including us (other than sales in the ordinary course of business), acquisitions of securities of other entities that exceed specified materiality thresholds and any material unbudgeted expenditures or deviations from our approved budgets. Energy Capital Partners may make these decisions free of any duty to us and our unitholders. This approval would be required for the potential acquisition by us of any of USD’s projects, as well as any other projects or assets that USD may develop or acquire in the future or any third-party acquisition we may intend to pursue jointly or independently from USD. Energy Capital Partners is under no obligation to approve any such transaction. Please refer to the discussion under Part III, Item 10. Directors, Executive Officers and Corporate Governance— Special Approval Rights of Energy Capital Partners in this Annual Report regarding the rights of Energy Capital Partners. In addition, we may decide not to exercise our ROFO if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. Further, our ROFO may be terminated by USD at any time in the event that it no longer controls our general partner. Please refer to the discussion under Part II, Item 8. Financial Statements and Supplementary Data, Note 13. Transactions with Related Parties in this Annual Report for additional information regarding the Omnibus Agreement.
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
The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:
•our entitlement to minimum monthly payments associated with our take-or-pay terminalling services agreements and the impact of credits for unutilized contractual capacity;
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
•the effects of worldwide health events, including the recent COVID-19 pandemic;
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
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute quarterly at least $0.2875 per unit on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. However, the board may change such policy at any time at its discretion. Beginning in the first quarter of fiscal 2020, the board of directors of our general partner reduced the quarterly dividend to $0.111 per unit, or $0.444 per unit on an annualized basis, 70% below the distribution with respect to the fourth quarter of 2019. In 2021, the board of directors increased these amounts to $0.1135, $0.116, $0.1185 and $0.121 per unit for the three months ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, respectively, or $0.469 per unit on an annualized basis, still substantially reduced from 2019. Additionally, members of our general partner’s board of directors appointed by Energy Capital Partners, if any, must approve any distributions made by us. Our partnership agreement does not require us to pay distributions at all and our general partner’s board of directors has broad discretion in setting the amount of cash reserves each quarter. Investors are cautioned not to place undue reliance on the permanence of our cash distribution policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders. The amount of distributions we make and the decision to make any distribution is determined by the board of directors of our general partner as well as the members of our general partner’s board of directors appointed by Energy Capital Partners, whose interests may differ from those of our common unitholders. Our general partner has limited duties to our unitholders, which may permit it to favor its own interests or the interests of our sponsor or its affiliates to the detriment of our common unitholders.
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
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for the calculation of the London Interbank Offered Rate, or LIBOR, rates after 2021. However, on November 30, 2020, ICE Benchmark Administration, or IBA, indicated that it would consult on its intention to cease publication of most USD LIBOR tenors beyond June 30, 2023. On March 5, 2021, IBA confirmed it would cease publication of Overnight, 1, 3, 6 and 12 Month USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. IBA also intends to cease publishing 1 week and 2 Month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021. Furthermore, in the United States, the Alternative Reference Rates Committee, or ARCC, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate, or SOFR, as the recommended risk-free alternative for USD LIBOR. At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on us or our borrowing costs. While our Revolving Credit Facility provides for a mechanism to replace LIBOR with an alternative benchmark rate, such replacement could result in interest costs higher than if LIBOR remained available, which could adversely affect our operating results.
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
As of December 31, 2021, we had $168.0 million of outstanding borrowings under our senior secured credit agreement. We have the ability to incur additional debt, including up to $390 million under our existing senior secured credit agreement, as amended. Our level of indebtedness could have important consequences for us, including the following:
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
Our customers’ cross border activities subject them to regulatory matters, including import and export licenses, tariffs, Canadian and U.S. customs and tax issues and toxic substance certifications. Such regulations include the Short Supply Controls of the Export Administration Act, the U.S.-Mexico-Canada Agreement and the Toxic Substances Control Act. Violations of these licensing, tariff and tax reporting requirements could result in the imposition of significant administrative, civil and criminal penalties on our customers. Our revenue and cash flows could decline and our ability to make cash distributions to our unitholders could be materially and adversely affected should our customers fail to comply with these cross-border regulations.
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
On December 3, 2018, the Alberta Government announced a temporary 8.7% cut (or a decrease of 325,000 barrels per day) in the production of raw crude oil and bitumen at facilities subject to its jurisdiction, starting on January 1, 2019. In late August 2019, the Alberta Government extended the curtailment end date to

December 31, 2020, with possible earlier termination. During 2019, however, the Alberta Government increased the allowed production levels. For example, in late October 2019, the Alberta Government announced a special production allowance, whereby effective November 8, 2019, new wells drilled for conventional oil are exempt and, beginning with the December 2019 production month, producers were allowed to apply to produce above their curtailment order, as long as this extra production is shipped out of Alberta through additional rail capacity. In late October 2020, the Alberta Government announced that while the government would extend its regulatory authority to curtail oil production through December 2021, it would not set production limits as of December 2020. The Alberta Government has stated that the curtailment rules and production limits are not needed at this time. This and similar future actual or anticipated governmental restrictions on the production of crude oil in the producing regions served by our terminals may cause our customers to reduce their production activities and delay or cancel new projects, which could in turn reduce the demand for our terminalling services. Except to the extent of our take-or-pay type arrangements, reductions in demand for our terminalling services resulting from governmentally imposed production cuts could reduce our cash flows and results of operations, and limit our ability to execute new terminalling services contracts, or extend existing terminalling services contracts.
Implementation of the Renewable Fuels Standard Program under the Clean Air Act, or the RFS, could affect oil and gas operations as well as the renewable diesel project.
Under the RFS, EPA sets annual volume obligations, or RVOs, that oil refiners must meet either by blending biofuels into conventional transportation fuel or purchasing credits, known as Renewable Identification Numbers or RINs, through a trading market sufficient to satisfy their annual obligation. Among other factors, supply and demand for transportation fuel as well as the levels of renewable volumes set by EPA affect the market price of biofuel and RINs. EPA recently proposed to retroactively lower RVOs for compliance year 2020 and to set RVOs for compliance year 2021 at levels lower than 2019. EPA also proposed a modest increase in volumes for compliance year 2022. Likewise, EPA recently proposed to deny more than 60 pending exemption petitions submitted by small refineries for economic hardship waivers from annual RVO requirements. EPA’s continued implementation of the program along with supply and demand for transportation fuel will continue to affect the price of biofuel, including renewable diesel, and the price RINs.
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
In addition, these laws and regulations, and the interpretation or enforcement thereof, are subject to frequent change by regulatory authorities, including in connection with the change in United States federal administration in January 2021, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. For example, see Item 1. Business—Impact of Regulations—Climate Change in this Annual Report for information about certain actions the Biden Administration has taken targeting greenhouse gas emissions. Violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions and construction bans or delays.
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
In response to studies suggesting that emissions of carbon dioxide, methane and certain other gases may be contributing to warming of the Earth’s atmosphere, over 190 countries, including the United States and Canada, reached an agreement to reduce GHG emissions at the Paris climate conference in December 2015. The terms of the

Paris treaty to reduce GHG emissions were to become effective in 2020. The United States formally rejoined the agreement in February 2021.
In addition, the U.S. Congress has considered legislation to restrict or regulate emissions of GHGs. Comprehensive climate legislation appears unlikely to be passed by either house of Congress in the near future, although additional energy legislation and other initiatives may be proposed that address GHGs and related issues. In November 2021, the U.S. House of Representatives passed the “Build Back Better” bill, which included funding to address climate change. Specifically, the bill allocates $555 billion for renewable energy and clean transportation incentives. However, it appears unlikely the bill will pass the Senate in its current form.
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
Independent of Congress, the EPA has adopted regulations to address GHG emissions under its existing CAA authority. For example, in 2012, EPA issued performance standards governing emissions of Volatile Organic Compounds (VOCs) from new sources in the oil and gas sector. EPA revised these regulations in 2016 to govern methane. In 2020, EPA repealed key components of the 2016 rule, but those revisions were reversed by Congress in 2021 through the passage of a Congressional Review Act Resolution of Disapproval that was signed by President Biden in June 2021. EPA has continued to implement the 2016 rule and has recently proposed updated regulations governing methane emissions from new and existing sources in the oil and gas sector.
EPA has also regulated GHG emissions from motor vehicles. In 2009, the EPA adopted rules regarding regulation of GHG emissions from new light duty motor vehicles, which it later made more stringent in 2012 and maintained in 2016. In 2020, EPA finalized GHG standards for model years 2021-26 that were less stringent than those finalized in 2012 and 2016. In December 2021, EPA finalized revised GHG standards for model years 2023-26 to make them more stringent. In parallel, the National Highway Traffic Safety Administration, or NHTSA, has proposed more stringent Corporate Average Fuel Economy (CAFE) standards for model years 2024-26. EPA has also proposed to reverse a prior decision and allow California to once again set its own, more-stringent GHG standards for new motor vehicles under section 209 of the Clean Air Act, which would apply in California and roughly a dozen other states that have adopted California’s standards. Similarly, NHTSA has proposed to withdraw regulations issued during the Trump Administration that preempted California’s authority to set more-stringent GHG standards for new motor vehicles.
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
EPA has attempted to regulate GHGs from the coal and gas-fired electric generating sector. In October 2015, the EPA finalized the Clean Power Plan, or CPP, which imposes additional obligations on the coal and gas-fired electric generating sector to reduce GHG emissions and which generally promoted a reduction in the demand for fossil fuels. CPP was subject to legal challenge and was stayed by the U.S. Supreme Court before its effective date. Subsequently, the EPA concluded it lacked legal authority to issue CPP, repealed it, and replaced it with the

Affordable Clean Energy rule, or ACE, which designates heat rate improvement, or efficiency improvement, as the best system of emissions reduction for carbon dioxide from existing coal-fired electric utility generating units. In January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the EPA’s repeal and replacement of the CPP. The Supreme Court agreed to hear appeals of this decision, heard oral arguments on February 28, 2022, and likely will issue a decision by June 2022.
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
USD indirectly owns a 41.7% limited partner interest and indirectly owns and controls our general partner, which owns a 1.7% general partner interest in us. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is not adverse to the best interests of its owner, USD. Conflicts of interest may arise between USD and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including USD, over the interests of our common unitholders. These conflicts include, among others, the following situations:
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
Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers, directors and owners. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders. Please refer to the discussion under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence in this Annual Report regarding conflicts of interests and fiduciary duties of our general partner.
Affiliates of our general partner, including USD, and Energy Capital Partners and its affiliates may compete with us, and none of Energy Capital Partners, our general partner or any of their respective affiliates have any obligation to present business opportunities to us.
Neither our partnership agreement nor the Omnibus Agreement prohibits USD or any other affiliates of our general partner or Energy Capital Partners or its affiliates from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, USD and other affiliates of our general partner, and Energy Capital Partners and its affiliates may acquire, construct or dispose of additional midstream infrastructure in the future without any obligation to offer us the opportunity to purchase any of those assets. For example, USD Group LLC currently owns the right to construct and further develop the Hardisty Terminal, which USD Group LLC expects to complete in a future period. If we are unable to acquire these facilities from USD Group LLC, these expansions may compete directly with our Hardisty Terminal for future throughput volumes, which may impact our ability to enter into new terminalling services agreements, including with our existing customers, following the termination of our existing agreements or the terms thereof and our ability to compete for future spot volumes. As a result, competition from USD and other affiliates of our general partner could materially adversely impact our results of operations and distributable cash flow to unitholders.
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
Energy Capital Partners’ influence on USD and our general partner may have the effect of delaying, preventing or deterring a change of control of our company. Energy Capital Partners and its affiliates and affiliated funds are in the business of making investments in companies in the energy industry and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. USD’s limited liability company agreement provides that Energy Capital Partners shall not have any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries, and that in the event that Energy Capital Partners acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us or any of our subsidiaries, neither we nor any of our subsidiaries shall, to the fullest extent permitted by law, have any expectancy in such corporate opportunity, and Energy Capital Partners shall not, to the fullest extent permitted by law, have any duty to communicate or offer such corporate opportunity to us or any of our subsidiaries and may pursue or acquire such corporate opportunity for itself or direct such corporate opportunity to another person. Energy Capital Partners and its affiliates may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us. Please refer to the discussion under Part III, Item 10. Directors, Executive Officers and Corporate Governance—Special Approval Rights of Energy Capital Partners in this Annual Report regarding the rights of Energy Capital Partners.

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
Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. By purchasing a common unit, a unitholder is treated as having consented to the provisions in our partnership agreement, including the provisions discussed above. Please refer to the discussion under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence in this Annual Report regarding conflicts of interests and fiduciary duties of our general partner.
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
In connection with a situation involving a transaction with an affiliate or a conflict of interest, our partnership agreement provides that any determination by our general partner must be made in good faith, and that our conflicts committee and the board of directors of our general partner are entitled to a presumption that they acted in good faith. In any proceeding brought by or on behalf of any limited partner of the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. Please refer to the discussion under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence in this Annual Report regarding conflicts of interests and fiduciary duties of our general partner.
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
Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under the Omnibus Agreement, our general partner determines the amount of these expenses. Under the terms of the Omnibus Agreement we are required to reimburse USD for providing certain general and administrative services to us. Our general partner and its affiliates also may provide us other services for which we will be charged fees. Payments to our general partner and its affiliates are substantial and reduce the amount of distributable cash flow to unitholders. For the twelve months ending December 31, 2022, we estimate that the fixed fee portion of these expenses will be approximately $3.6 million, which includes, among other items, compensation expense for all employees required to manage and operate our business. For a description of the cost reimbursements to our general partner, please read the discussion under Part II, Item 8. Financial Statements and Supplementary Data, Note 13. Transactions with Related Parties in this Annual Report regarding reimbursements to our general partner under the Omnibus Agreement.
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
The unitholders are unable initially to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner. At December 31, 2021, our general partner and its affiliates own 41.7% of the limited partnership interests entitled to vote in this matter (excluding general partner units and without consideration of any common units held by our officers, directors, employees and certain other persons affiliated with us).
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
USD Group LLC held 11,557,090 common units at December 31, 2021. We have agreed to provide USD Group LLC with certain registration rights. USD Group LLC and its affiliates may sell, transfer or pledge as security all or some of the units held by them without any duty to us. Such sale of units in the public or private markets, or pledging or transfer of units, could have an adverse impact on the price of the common units. At December 31, 2021, a value of up to $10.0 million of these common units were pledged as collateral by USD Group LLC for their letter of credit facility.
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
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced. Therefore, if we were treated as a corporation for U.S. federal income tax purposes, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
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
Upon the sale, exchange or other disposition of a unit by a foreign unitholder, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. If the transferee fails to satisfy this withholding requirement, we will be required to deduct and withhold such amount (plus interest) from future distributions to the transferee. Because the “amount realized” would include a unitholder’s share of our nonrecourse liabilities, 10% of the amount realized could exceed the total cash purchase price for such disposed units. To accommodate uncertainty surrounding the application of these withholding rules, the U.S. Department of the Treasury and the IRS announced in Notice 2021-51 that they would amend the applicability date of the final regulations promulgated on November 30, 2020 that impose withholding tax obligations on transfers of certain publicly traded partnership interests such that the regulations would apply only to a transfer occurring on or after January 1, 2023. For transfers of publicly traded partnership interests involving brokers acting as a “qualified intermediary” (as such term is defined in the final U.S. treasury regulations promulgated in October of 2020), the withholding obligation is generally imposed on the broker rather than the transferee. There are also a number of exceptions to the withholding obligation that may apply depending on the transferor’s particular tax and circumstances. If you are a non-U.S. person, you should consult a tax advisor before investing in our common units.
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
Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For example, we evaluated our Casper Terminal asset group for impairment in the first quarter of 2020 due to the overall downturn in the crude market and the decline in the demand for petroleum products. Based on our assessment under certain assumptions underlying our cash flow projections, as discussed under Part II, Item 8. Financial Statements and Supplementary Data, Note 9. Goodwill and Intangible Assets in this Annual Report, we determined that the carrying amount of our Casper Terminal reporting unit exceeded its fair value at March 31, 2020. Accordingly, we recognized an impairment loss of $33.6 million in our goodwill asset for the year ended December 31, 2020. We also review our amortizable intangible assets for indicators of impairment in accordance with applicable accounting standards. Significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets may result in impairments to our amortizable intangible assets and other long-lived assets. However, to the extent that the assumptions underlying the assessment do not materialize, or projection of future financial performance underlying our cash flow projection for the Casper Terminal could yield undiscounted cash flows and a fair value that indicate our long-lived assets are impaired. Moreover, these assumptions may change over time in response to the effects of the COVID-19 pandemic and the state of the commodity markets, which are inherently uncertain and difficult to predict. Any reduction in or impairment of the value of intangible assets will result in a charge against earnings, which could have a material adverse impact on our reported results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties
A description of our properties is included in Item 1. Business in this Annual Report, which is incorporated herein by reference.
Our Hardisty Terminal is located on land we own. Our Casper Terminal, including the Casper pipeline, is located on land we own, as well as land owned by others, but operated by us under licenses, rights-of-way or leases with private land owners, public authorities, railways, or public utilities. Our West Colton Terminal is located on land owned by others and is operated by us under easements and rights-of-way, licenses, leases or permits that have been granted by private land owners, public authorities, railways or public utilities. Our Stroud Terminal, including the Stroud pipeline, is located on land we own, as well as land owned by others, but operated by us under licenses, rights-of-way or leases with private land owners, public authorities, railways, or public utilities.
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
On February 23, 2022, there were approximately 6,300 common unitholders, nine of which were registered common unitholders of record. An established public trading market does not exist for our general partner units. All of our general partner units are held by USD Partners GP LLC.
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
The board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.1135, $0.116, $0.1185 and $0.121 per unit for the 2021 quarters ended March 31, June 30, September 30 and December 31, respectively. We expect that the board of directors of our general partner will revisit the amount of any distributions we make on a quarterly basis based on prevailing and anticipated conditions impacting our business.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Please see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans in this Annual Report for information regarding our equity compensation plans as of December 31, 2021.
UNREGISTERED SALES OF EQUITY SECURITIES
None.
ISSUER PURCHASES OF EQUITY SECURITIES
None.
Item 6. [Reserved]

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K of this Annual Report. Unless the context otherwise requires, references in this discussion to USD Partners, USDP, the Partnership, we, our, us or like terms refer to USD Partners and the following subsidiaries, collectively: Casper Crude to Rail LLC, CCR Pipeline LLC, Stroud Crude Terminal LLC, SCT Pipeline LLC, San Antonio Rail Terminal LLC, USD Logistics Operations GP LLC, USD Logistics Operations LP, USD Rail LP, USD Rail Canada ULC, USD Rail International S.A.R.L., USD Terminals Canada ULC, USD Terminals International S.A.R.L. and West Colton Rail Terminal LLC. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. Risk Factors included in this Annual Report. Please also read the “Cautionary Note Regarding Forward-Looking Statements” following the table of contents in this Annual Report.
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
USD’s Diluent Recovery Unit and Port Arthur Terminal Projects
During 2021, USD, along with its joint venture partner, Gibson, successfully completed construction on and placed into service a diluent recovery unit, or DRU, at the Hardisty Terminal, as a part of a long-term solution to transport heavier grades of crude oil produced in Western Canada by rail. USD also placed into service a new destination terminal in Port Arthur, Texas, or PAT. Refer to the Growth Opportunities for our Operations section below for further information.
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
Vaccination implementation and efforts to reopen the economy to date have driven demand for crude oil and petroleum products to near pre-COVID levels. As a result, crude oil prices have recovered and stabilized at higher than pre-pandemic levels and continued to strengthen through the fourth quarter of 2021. In February of 2022, WTI prices reached approximately $95 per barrel, which represents the highest price levels for WTI since 2014. Given these higher prices and currently tight discount levels in the Canadian heavy market, Canadian producers are achieving higher netbacks than pre-pandemic levels. If the increases in demand for oil and natural gas continue, we expect global production levels will trend higher throughout 2022. Per the U.S. Energy Information Administration, or EIA, February 2022 Short Term Energy Outlook, global petroleum fuels consumption is expected to grow by 3.5 million barrels per day in 2022, which should support global prices and drive increased global production of oil and petroleum products. However, given the unprecedented and evolving nature of the COVID-19 pandemic, increases in demand and price levels are difficult to predict.
The broader implications of COVID-19, the impact of any new variants of the virus, and volatile oil and natural gas prices on our results of operations and overall financial performance remain uncertain. We have implemented protocols and procedures designed to manage risk associated with the direct impact of COVID-19 on our operations. We have not experienced material disruptions to our operations or material increase in our cash expenses. Currently, we expect to have sufficient liquidity to operate our business and remain in compliance with the financial covenants under our credit agreement for at least the next twelve months following the filing of this Report and we do not expect our customers to terminate existing contracts. However, if the pandemic continues for a further extended period of time, COVID-19 related lockdowns or other restrictions are reinstated and/or oil prices decrease to relatively low levels, these conditions may have an adverse effect on the Company’s results of future operations, financial position, and liquidity. Given the unprecedented and evolving nature of the COVID-19 pandemic and the state of the commodity markets, we continue to actively monitor their impact on our operations and financial condition. Refer to Part I, Item 1A. Risk Factors in this Annual Report for further discussion of certain risks relating to the COVID-19 pandemic.
Impact of Current Market Events
Given that crude oil prices have recovered and are higher than pre-COVID levels, Canadian production that was temporarily shut-in due to COVID-19 has also returned to pre-COVID levels. Additionally, in January 2022, the Canadian Association of Petroleum Producers, or CAPP, announced that they are forecasting a $6 billion dollar increase in planned upstream oil and gas spending as compared to 2021 levels. The expected growth spending for

2022 would mark the second straight year of significant increases in investment as Canadian producers look to capitalize on stronger commodity prices due to rapidly growing global demand for natural gas and crude oil.
Despite Canadian production increases in 2021 relative to 2020, recent extreme cold weather events in Canada have created supply disruptions for producers in the form of unplanned production outages, which has led to a reduction in supply and a corresponding reduction in inventory levels in Western Canada. Additionally, in the fourth quarter of 2021, two new pipeline projects were placed into service, creating a one time demand events for line fill. The combination of these specific supply and demand events jointly contributed to the record draw on inventories that began in December 2021 and continued in January 2022.
Despite the events discussed above and based on the forecasted production increases in Canada, we expect inventory levels and pipeline apportionment to return to 2020 type levels. Therefore, we expect demand for a crude by rail egress solution to increase when those inventory and apportionment levels return to the higher end of the range. There still remains significant uncertainty given the unprecedented and evolving nature of the COVID-19 pandemic, and the extent and duration of any increases in apportionment or inventory levels are difficult to predict, if such increases occur at all.
Another factor that may contribute to the demand for a crude by rail egress solution is the significant regulatory and legal obstacles that pipeline projects and existing pipelines experience in the U.S and Canada. For example, it was recently announced by Trans Mountain Corp, or TMC, that the cost of the Trans Mountain Pipeline expansion project has nearly doubled and the timeline for completing the project has now been extended out further into 2023. This prompted the Canadian Government to announce that it is cutting off funding for the project and advised TMC to secure the necessary funding from public debt markets or financial institutions. The Canadian government does not plan to be the long-term owner of the pipeline and expects to launch a sale process in due course. As environmental, regulatory and political challenges to increase pipeline export capacity remain, crude by rail exports will remain a valuable egress solution.
In the long-term, as stated above, we expect demand for rail capacity at our terminals to continue to increase over the next several years and potentially longer if proposed pipeline developments do not meet currently planned timelines and regulatory or other challenges to pipeline projects persist. Our Hardisty and Casper terminals, with established capacity and scalable designs, are well-positioned as strategic outlets to meet takeaway needs as Western Canadian crude oil supplies continue to exceed available pipeline takeaway capacity. Also, as previously discussed, USD along with its partner, successfully completed construction of and placed into service a diluent recovery unit, or DRU, at the Hardisty Terminal, as a part of a long-term solution to transport heavier grades of crude oil produced in Western Canada by rail. Additionally, we believe our Stroud Terminal provides an advantageous rail destination for Western Canadian crude oil given the optionality provided by its connectivity to the Cushing hub and multiple refining centers across the United States. Rail also generally provides a greater ability to preserve the specific quality of a customer’s product relative to pipelines, providing value to a producer or refiner. We expect these advantages, including our origin-to-destination capabilities, to continue to result in long-term contract extensions and expansion opportunities across our terminal network.
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

Opportunities Related to USD’s Diluent Recovery Unit and Port Arthur Terminal Projects
In December 2019, USD and Gibson jointly announced an agreement and formed a 50%/50% joint venture to construct and operate a diluent recovery unit, or DRU, located adjacent to the Partnership’s Hardisty Terminal. A subsidiary of ConocoPhillips contracted to process 50,000 barrels per day of dilbit through the DRU to produce and ultimately ship bitumen by rail to USD’s newly constructed Port Arthur Terminal, or PAT, on the U.S. Gulf Coast.
In December 2021, USD and Gibson jointly announced that the DRU has been declared fully operational and the shipment of DRUbit™ by Rail™, or DBR, has commenced. The DBR network creates a first-of-its-kind separation technology and network that safely and sustainably moves heavy Canadian crude oil, also known as bitumen, from Canada to the U.S. Gulf Coast at a cost that is competitive with pipeline alternatives. The DBR network is highly scalable and is well-positioned for future commercial expansions. USD and Gibson continue to pursue commercial discussions with current and potential producer and refiner customers to secure additional long-term agreements to support future expansions at both the DRU and the PAT.
USD’s patented DRU technology separates the diluent that is added to raw bitumen in the production process, which meets two important market needs. It creates DRUbit™, a proprietary heavy Canadian crude oil or bitumen that ships by rail and does not meet any of the defined categories of hazardous materials by U.S. DOT Hazardous Materials regulations and Canada’s Transport of Dangerous Goods regulations, creating safety and environmental benefits. Additionally, it returns the recovered diluent for reuse in the Western Canadian market, which reduces delivered costs for diluent. The DBR network provides meaningful safety, economic and environmental benefits relative to conventional crude by rail. The DBR network is supported by Canadian Pacific and Kansas City Southern Railway Company. As the initial destination terminal, PAT is unloading DRUbit™, blending it to customers’ specifications, and is currently delivering it downstream through pipe or barge at or above current contractual requirements. PAT has significant marine, pipeline, rail and tank expansion capabilities and it is pipeline connected to Phillips 66’s Beaumont Terminal, providing customers access to a large network of refining and marine facilities. We believe PAT has the infrastructure and ability to support growth, including allowing for efficient rail movements along mainlines from Canada and into the growing Mexico market, as discussed below.
Port Arthur Terminal
PAT has the capability for rail unloading, barge dock loading and unloading, tank storage and blending and is pipeline connected to Phillips 66’s Beaumont Terminal, providing customers access to a large network of refining and marine facilities. The facility can handle DRUbit™, Dilbit and a heavy Canadian conventional barrel and manage the blending of DRUbit™ into a marketable product for shippers. The marine and pipeline delivery options for blended products at the terminal allows customers to enhance market flexibility and take advantage of cost advantaged delivery options. PAT is served by the Kansas City Southern railroad and sits on exclusive rail infrastructure, providing seamless scheduling, operations, and communications resulting in ratable and reliable service. Within the 233-acre terminal footprint, there is ample waterfront and upland acreage that allows PAT expansion capabilities to accommodate any foreseeable demand.
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
Within the Port Arthur market, PAT will be well positioned to take advantage of these opportunities and other organic growth projects. Pipeline connectivity to the hub of Port Arthur’s liquids business provides an advantage through reduced costs to deliver crude locally relative to a barge alternative and will extend the market reach for customers of PAT. Customers of PAT are able to deliver barrels by pipeline and water into Louisiana markets and it is expected that customers of PAT will also be able to deliver into Houston in the future, as a pipeline connection project is currently under construction and is expected to be placed into service during the first quarter of 2022.

Benefits to the Partnership
The successful completion of USD’s Hardisty DRU project enhanced the sustainability and quality of the Partnership’s cash flows by significantly increasing the average tenor of terminalling services agreements at our Hardisty Terminal. The average remaining terms of our three terminalling services agreements with ConocoPhillips at the Hardisty Terminal were extended through mid-2031, representing approximately 32% of the Hardisty Terminal’s capacity. We expect that future customers of the Hardisty DRU project will enter into similar long-term, more sustainable commitments for terminalling services at the Partnership’s Hardisty Terminal. USD’s interest in the Hardisty DRU and PAT projects would also be available for possible acquisition by the Partnership, and would be subject to the Partnership’s ROFO on USD’s assets pursuant to the Omnibus Agreement between USD and the Partnership, which extends through October 15, 2026.
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
Hardisty Terminal
We have contracted 100% of the capacity at our Hardisty Terminal through mid-2022, with approximately 73% extended through mid-2023 with customers under multi-year take-or-pay agreements. As previously discussed, due to the successful commencement of USD’s DRU and PAT projects discussed above, approximately 32% of the Hardisty Terminal’s capacity was automatically extended through mid-2031. We remain focused on renewing and extending our Hardisty agreements that expire in mid-2022 and mid-2023 on a multi-year take-or-pay basis. Additionally, if USD and Gibson are successful in securing an additional customer at the DRU, the capacity associated with such commitment will likely be contracted for transloading at the Hardisty Terminal on a long-term basis.
Additionally, USDG, pursuant to its development rights at the Hardisty Terminal, completed Hardisty South in early 2019. The existing Hardisty Terminal, which is owned by us, has designed capacity for two unit trains per day, or approximately 150,000 barrels per day. Hardisty South, which is owned by USDG, added one and one-half unit trains per day, or approximately 112,500 barrels per day, of takeaway capacity to the terminal by modifying the existing loading rack and building additional infrastructure and trackage. We believe Hardisty South could present an attractive future acquisition opportunity for the Partnership. The asset is covered by our existing ROFO, should USDG propose to sell or transfer the asset before October 15, 2026.
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

We own 50% of the Stroud Terminal’s current capacity, of which 67% of that capacity is contracted under a take-or-pay terminalling services agreement between the Partnership and ConocoPhillips through June 2022.
USDM owns the rights to the other 50% of the Stroud Terminal’s current capacity pursuant to the Marketing Services Agreement, or MSA, that was established at the time of the acquisition of the Stroud Terminal. Per the MSA, we granted USDM the right to market the capacity at the Stroud Terminal in excess of the capacity of our initial customer in exchange for a nominal per barrel fee. The capacity attributable to USDM is currently not under any contracted agreements.
To facilitate marketing the capacity that is currently available at the Stroud Terminal, USDM is currently working on an expansion of the downstream connectivity at our Stroud Terminal that when completed will add a pipeline connection to a second storage tank at a third-party facility at the Cushing, Oklahoma crude oil hub, or the Cushing Hub. The expanded connectivity is expected to facilitate incremental rail-to-pipeline shipments of crude oil to the Cushing Hub by giving the Stroud Terminal better capability to service multiple customers and/or grades of crude oil simultaneously including the unloading of multiple grades of dilbit. The expansion is expected to be completed in the first half of 2022. If successful, these efforts could provide us with incremental cash flows. Additionally, any such development project would be wholly-owned by USDG and would be subject to our existing ROFO, should USDG propose to sell or transfer the asset.
Casper Terminal
Our Casper Terminal currently includes approximately 100,000 bpd of loading capacity and 900,000 barrels of tank storage capacity. The Casper Terminal receives inbound crude oil primarily through our dedicated direct pipeline connection from Enbridge’s Express pipeline, which is subsequently loaded onto unit or manifest trains. Additionally, in December 2019, the Partnership completed construction of and placed into service an outbound pipeline connection from the Casper Terminal to the nearby Platte Terminal located at the termination point of the Express pipeline.
In January 2022, an existing customer of our Casper Terminal extended its terminalling services agreement that was to expire on December 31, 2021 for an additional year. The agreement contains take-or-pay terms for storage services and variable fees associated with actual throughput volumes and other services.
In July 2019, Enbridge announced a program to increase the capacity of the Express pipeline by up to an additional 50,000 bpd with the use of drag reducing agent, or DRA, and additional pump stations, of which 30,000 bpd of additional capacity was placed into service which resulted in higher throughput at the Casper Terminal during 2021.
West Colton Terminal
We receive fixed fees per gallon of ethanol transloaded at our terminal pursuant to a terminalling services agreement with one of the world’s largest producers of biofuels. Effective January 2022, we entered into a new five-year agreement with the existing West Colton ethanol customer that has a minimum monthly throughput commitment. This new agreement replaced the previous short-term agreement at the terminal that had been in place since July 2009 and is expected to add incremental “Net Cash from Operating Activities” over the previous agreement, subject to changes in expected throughput. Refer to Factors Affecting the Comparability of Our Financial Results below for further information.
Additionally, in June 2021, we entered into a new terminalling services agreement with USD Clean Fuels LLC, or USDCF, a newly formed subsidiary of USD, that is supported by a minimum throughput commitment to USDCF from an investment-grade rated, refining customer as well as a performance guaranty from USD. The terminalling services agreement provides for the inbound shipment of renewable diesel on rail at our West Colton Terminal and the outbound shipment of the product on tank trucks to local consumers. The new terminalling services agreement has an initial term of five years and commenced December 1, 2021. We completed the process of modifying our existing West Colton Terminal so that it now has capability to transload renewable diesel in addition to the ethanol that it is was initially transloading.

In exchange for the new terminalling agreement at our West Colton Terminal with USDCF discussed above, we also entered into a Marketing Services Agreement with USDCF in June 2021, or the West Colton MSA, pursuant to which we agreed to grant USDCF marketing and development rights pertaining to future renewable diesel opportunities associated with the West Colton Terminal in excess of the terminalling services agreement with USDCF discussed above. Refer to Item 8. Financial Statements and Supplementary Data, Note 13. Transactions with Related Parties in this Annual Report for further information.
USDCF was organized by USD for the purpose of providing production and logistics solutions to the growing market for clean energy transportation fuels. The policy for clean energy transportation fuels in the United States continues to evolve and grow at both the federal and state levels. As the role of advanced biofuels continues to expand in the clean energy transition, we believe the magnitude of change and challenges throughout the entire value chain represent opportunities for USDCF in the areas of feedstock gathering and handling, production and processing and downstream distribution. To complement the Partnership’s existing ethanol business, USDCF will focus on renewable diesel and sustainable aviation fuel as it looks to build a growth platform across new commodities, markets and partnerships. USDCF is focused on the markets that have adopted Low Carbon Fuel Standards, as they represent the greatest potential for accelerated growth in the U.S. West Coast states and in Canada. Any such development project pursued by USDCF would be wholly-owned by USDCF, financed by USDCF, and subject to our existing ROFO, should USDCF propose to sell or transfer the asset.
Opportunities Related to Our Sponsor’s Texas Deepwater Development on U.S. Gulf Coast
In October 2015, our sponsor entered into a joint venture to develop a premier U.S. Gulf Coast logistics terminal on a 988-acre parcel of property on the Houston Ship Channel. Its strategic location is uniquely positioned to provide customers with flexible market access to key demand centers, both domestic and abroad. Current master planning and permitting efforts have positioned the property footprint to support up to twelve million barrels of storage capacity, seven marine docks (including barge and deep water), inbound and outbound pipeline connectivity, and a rail terminal with capacity to unload multiple unit trains per day as well as provide ample railcar storage. The property is in proximity to substantially all major inbound and outbound pipelines and can be directly accessed by multiple Class 1 railroads.
Since August 2019, Texas Deepwater has operated the Deer Park Rail Terminal, or DPRT, now owned by Petroleos Mexicanos, or Pemex, on the Houston Ship Channel. The DPRT has the capability of loading up to 48 railcars per day, or approximately 33,000 barrels of refined products per day. The terminal is also capable of providing additional value-added services, including the ability of adding lubricity additives and red dye. The facility is equipped with two operational tanks with 50,000 barrels of total storage capacity, which will service the railcar loading rack at the terminal with direct pipeline connectivity to the Deer Park Refinery and the Colex Products Terminal. With Pemex’s acquisition of DPRT from Shell, we are now actively working with both Pemex and P.M.I. Services North America, Inc. to support their joint goal in providing efficient refinery feedstocks as well as market access for refined products in Mexico. With current discussions, there may be a potential to further expand the DPRT by adding incremental storage capacity and rail loading capabilities to handle additional refined products.
According to the February 2022 short-term outlook published by the EIA, worldwide fuel consumption is estimated to have increased by approximately 5.2 Mmbpd in 2021 compared to 2020 and the EIA projects that worldwide fuel consumption will increase by 3.5 Mmbpd by 2022 compared to 2021, based on the expectation that global markets will continue to recover. Recent industry developments highlight the Gulf Coast’s strategic importance within global energy markets and its ability to meet growing demand. Since the ban on exports of crude oil was lifted in 2015, exports of crude oil and petroleum products from PADD III on the Gulf Coast have increased from approximately 3.5 million bpd to approximately 7.2 million bpd in 2020, which represented approximately 84% of the total crude oil and petroleum products exported out of the U.S. during 2020. The EIA’s Annual Energy Outlook published in February 2022 in its base case forecasts that in the long-term the U.S. is expected to remain a net exporter of crude oil and petroleum products. The U.S. continues to be an integral part of global oil markets and a significant source of supply, despite uncertainty surrounding post-pandemic expectations for oil and natural gas demand. Our sponsor’s Texas Deepwater development will continue to pursue projects that position the terminal to take advantage of this macro trend, and participate heavily in export markets.

Our sponsor expects that these industry dynamics will contribute to growing demand for storage, staging, blending, export and other logistics services along the Gulf Coast, including at its Houston Ship Channel property. Accordingly, our sponsor is actively engaged in commercial negotiations with potential customers to provide export solutions for crude oil, refined products, petrochemicals and natural gas liquids. Any such development project would be wholly-owned by USD and its joint venture partner, and USD’s interest in the Texas Deepwater development joint venture would be subject to our existing ROFO should USD propose to sell or transfer its ownership. If successfully commercialized and developed, and subsequently acquired by us, the Texas Deepwater development represents a meaningful opportunity to add complementary logistics assets that diversify our current network and have the potential to add additional high-quality take-or-pay agreements with terms beyond those related to our existing network.
Right of First Offer
In October 2014, we entered into the Omnibus Agreement with USD and USDG, pursuant to which we were granted a ROFO on any midstream infrastructure assets that they may develop, construct, or acquire for a period of seven years. In June 2021, we entered into an Amended and Restated Omnibus Agreement with USD, USDG and certain other of their subsidiaries, which amends and restates the Omnibus Agreement, dated October 15, 2014, to extend the termination date of the ROFO period, as defined in the Omnibus Agreement, by an additional five years such that the ROFO Period will terminate on October 15, 2026 unless a Partnership Change of Control, as defined in the Omnibus Agreement, occurs prior to such date. Additional information about the Omnibus Agreement and the ROFO are included in Note 13. Transactions with Related Parties of our consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Annual Report.
USD has not engaged in any transactions that implicate our ROFO. We cannot assure you that USD will be able to develop or construct, or that we or USD will be able to acquire, any additional midstream infrastructure projects. Among other things, the ability of USD or the Partnership to further develop the Hardisty Terminal and Stroud Terminal, the DRU project, or any other project, and our ability to acquire such projects, will depend upon USD’s or our ability to raise additional capital, including through equity and debt financing. We are under no obligation to make any offer, and USD and USDG are under no obligation to accept any offer we make, with respect to any asset subject to our ROFO. Additionally, the approval of Energy Capital Partners is required for the sale of any assets by USD or its subsidiaries, including us (other than sales in the ordinary course of business), acquisitions of securities of other entities that exceed specified materiality thresholds and any material unbudgeted expenditures or deviations from our approved budgets. Energy Capital Partners may make these decisions free of any duty to us and our unitholders. This approval would be required for the potential acquisition by us of any project to expand the Hardisty Terminal and Stroud Terminal, as well as any other projects or assets that USD may develop or acquire in the future or any third-party acquisition we may pursue independently or jointly with USD. Energy Capital Partners is under no obligation to approve any such transaction. Please refer to the discussion under Part III, Item 10. Directors, Executive Officers and Corporate Governance—Special Approval Rights of Energy Capital Partners in this Annual Report regarding the rights of Energy Capital Partners. If we are unable to acquire any projects to expand the Hardisty Terminal and Stroud Terminal from USD, such expansions may compete directly with our existing business for future throughput volumes, which may impact our ability to enter into new terminalling services agreements, including with our existing customers, following the expiration of our existing agreements, or the terms thereof, and our ability to compete for future spot volumes. Furthermore, cyclical changes in the demand for crude oil and other liquid hydrocarbons may cause USD, or us, to further re-evaluate any future expansion projects, including expansion of the Hardisty Terminal and Stroud Terminal.
How We Generate Revenue
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to assist in resource allocation decisions and to assess operational performance.
Terminalling Services
The Terminalling services segment includes a network of strategically-located terminals that provide customers with railcar loading and/or unloading capacity, as well as related logistics services, for crude oil and biofuels. Substantially all of our cash flows are generated under multi-year, take-or-pay terminalling services agreements that include minimum monthly commitment fees. We generally have no direct commodity price exposure, although fluctuating commodity prices could indirectly influence our activities and results of operations over the long term. We may on occasion enter into buy-sell arrangements in which we take temporary title to commodities while in our terminals. We expect any such agreements to be at fixed prices where we do not take commodity price exposure.
Hardisty Terminalling Services Agreements.    We have terminalling services agreements with four high-quality, primarily investment grade counterparties or their subsidiaries: Cenovus Energy, Gibson, Suncor Energy, and ConocoPhillips. Substantially all of the terminalling capacity at our Hardisty Terminal is contracted under multi-year, take-or-pay terminalling services agreements subject to inflation-based escalators with a volume-weighted average remaining contract life of 7.3 years as of December 31, 2021. The successful completion of USD’s DRU project, as previously discussed, automatically extended approximately 32% of the Hardisty Terminal’s capacity through mid-2031. All of our counterparties are obligated to pay a minimum monthly commitment fee for the capacity to load an allotted number of unit trains, representing a specified number of barrels per month. If a customer loads fewer unit trains than its allotted amount in any given month, that customer will receive a credit for up to12 months. This credit may be used to offset fees on throughput volumes in excess of the customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. We will receive a per-barrel fee on any volumes handled in excess of the customers’ allowed amount, to the extent the additional volume is not subject to the credit discussed above. If a force majeure event occurs, a customer’s obligation to pay us may be suspended, in which case the length of the contract term will be extended by the same duration as the force majeure event.
Stroud Terminalling Services Agreements.    We own 50% of the Stroud Terminal’s current capacity, of which 67% of that capacity is contracted under a take-or-pay terminalling services agreement between the Partnership and ConocoPhillips through June 2022. Our customer is obligated to pay a minimum monthly commitment fee and can load an allotted number of barrels per month. If our customer loads fewer barrels than its allotted amount in any given month, the customer receives a credit for up to 12 months. This credit may be used to offset fees on throughput volumes in excess of our customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. We will receive a per-barrel fee on any volumes handled in excess of our customer’s allotted amount, to the extent the additional volume is not subject to the credit discussed above.
USDM owns the rights to the other 50% of the Stroud Terminal’s current capacity pursuant to the Marketing Services Agreement, or MSA, that was established at the time of the acquisition of the Stroud Terminal. Pursuant to the terms of the MSA, we granted USDM the right to market the capacity at the Stroud Terminal in excess of the capacity of our initial customer in exchange for a nominal per barrel fee. The capacity attributable to USDM is currently not under any contracted agreements. Upon expiration of our contract with the initial Stroud customer in June 2020, the same marketing rights now apply to all throughput at the Stroud Terminal in excess of the throughput necessary for the Stroud Terminal to generate Adjusted EBITDA that is at least equal to the average monthly Adjusted EBITDA derived from the initial Stroud customer during the 12 months prior to expiration.
    Casper Terminalling Services Agreements.    Our Casper Terminal includes terminalling services agreements with a high quality, investment grade multi-national customer and a midstream customer. The agreement with the investment grade multi-national customer contains take-or-pay terms for terminalling and storage services and variable fees associated with actual throughput volumes and other services. The agreement with the midstream customer contains take-or-pay terms for storage services and variable fees associated with actual throughput volumes and other services.
Additionally, we may on occasion utilize our available storage and throughput capacity to support our customers’ spot activity through buy-sell agreements that generate cash flows in addition to those provided by our multi-year agreements.
West Colton Terminalling Services Agreements.    Our West Colton Terminal receives fixed fees per gallon of ethanol transloaded at our terminal pursuant to a terminalling services agreement with one of the world’s largest producers of biofuels. Effective January 2022, we entered into a new five-year agreement with the existing West

Colton ethanol customer that has a minimum monthly throughput commitment. This new agreement replaced the previous short-term agreement at the terminal that had been in place since July 2009. Under this new agreement, our customer is obligated to pay the greater of a minimum monthly commitment fee or a throughput fee based on the actual volume of ethanol loaded at our West Colton Terminal. Under the new agreement, if the customer loads fewer volumes than its allotted amount in any given month, that customer will receive a credit for up to six months, which may be used to offset fees on throughput volumes in excess of its minimum monthly commitments in future periods, to the extent capacity is available for the excess volume.
Additionally, in June 2021, we entered into a new terminalling services agreement with USD Clean Fuels LLC, or USDCF, a newly formed subsidiary of USD, that is supported by a minimum throughput commitment to USDCF from an investment-grade rated, refining customer as well as a performance guaranty from USD. The terminalling services agreement provides for the inbound shipment of renewable diesel on rail at our West Colton Terminal and the outbound shipment of the product on tank trucks to local consumers. The new terminalling services agreement has an initial term of five years and commenced on December 1, 2021. We have modified our existing West Colton Terminal so that it now has the capability to transload renewable diesel in addition to the ethanol that it has been transloading.
In exchange for the new terminalling agreement at our West Colton Terminal with USDCF discussed above, we also entered into an MSA with USDCF in June 2021, or the West Colton MSA, pursuant to which we agreed to grant USDCF marketing and development rights pertaining to future renewable diesel opportunities associated with the West Colton Terminal in excess of the terminalling services agreement with USDCF discussed above. For additional information, refer to Item 8. Financial Statements and Supplementary Data, Note 13. Transactions with Related Parties of this Annual Report.
Fleet Services
We provide our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons by rail on multi-year, take-or-pay terms under master fleet services agreements. We do not own any railcars. As of December 31, 2021, our railcar fleet consisted of 200 railcars, which we lease from a railcar manufacturer all of which are C&I railcars. The weighted average remaining contract life on our railcar fleet is one year as of December 31, 2021.
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

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to evaluate our operations. When we evaluate our consolidated operations and related liquidity, we consider these metrics to be significant factors in assessing our ability to generate cash and pay distributions and include: (i) Adjusted EBITDA and DCF; (ii) operating costs; and (iii) volumes. We define Adjusted EBITDA and DCF below. When evaluating our operations at the segment level, we evaluate using Segment Adjusted EBITDA. Refer to Item 8. Financial Statements and Supplementary Data, Note 15. Segment Reporting of this Annual Report.
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

The following table sets forth a reconciliation of “Net cash provided by operating activities,” the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by operating activities	$47,125	$45,814	$38,442
Add (deduct):
Amortization of deferred financing costs	(1,131)	(829)	(1,072)
Deferred income taxes	316	973	(79)
Changes in accounts receivable and other assets	5,275	3,052	2,895
Changes in accounts payable and accrued expenses	(6,715)	1,045	604
Changes in deferred revenue and other liabilities	(869)	(5,217)	(6,066)
Interest expense, net	6,487	8,895	11,936
Provision for (benefit from) income taxes	700	(41)	662
Foreign currency transaction loss (1)	313	267	365
Non-cash deferred amounts (2)	3,606	1,637	2,809
Adjusted EBITDA	55,107	55,596	50,496
Add (deduct):
Cash paid for income taxes (3)	(741)	(324)	(1,206)
Cash paid for interest	(5,472)	(8,593)	(11,775)
Maintenance capital expenditures	(612)	(171)	(216)
Distributable cash flow	$48,282	$46,508	$37,299

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
Volumes
The amount of Terminalling services revenue we generate depends on minimum customer commitment fees and the throughput volume that we handle at our terminals in excess of those minimum commitments. These volumes are primarily affected by the supply of and demand for crude oil, refined products and biofuels in the markets served directly or indirectly by our assets. Additionally, these volumes are affected by the spreads between the benchmark prices for these products, which are influenced by, among other things, the available takeaway capacity in those markets. Although customers at our terminals have committed to minimum monthly fees under their terminalling services agreements with us, which will generate the majority of our Terminalling services revenue, our results of operations will also be affected by:
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

General Trends and Outlook

    In addition to the discussion provided below, refer also to the Overview and Recent Developments— Market Update section above. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results. The unprecedented nature of the COVID-19 pandemic, its impact on world economic conditions and the volatility in the oil and natural gas markets have created increased uncertainty with respect to future conditions and our ability to accurately predict future results.
Hardisty and Stroud Terminals Customer Contract Renewals
Prior to August 2021, we had renewed and extended 100% of the capacity at our Hardisty Terminal through mid-2022, with approximately 73% extended through mid-2023 with customers under multi-year take-or-pay agreements. As previously discussed, construction of USD’s DRU project was completed in July 2021 and was declared fully operational in December 2021. Effective August 2021, the maturity date of three terminalling services agreements that are with the existing DRU customer at our Hardisty Terminal have been extended through mid-2031, with two-thirds of the volume commitment with respect to one of these agreements terminating at the end of June 2022. Effective with these changes, approximately 32% of the Hardisty Terminal’s capacity has been extended through mid-2031. Due to the significantly longer contract tenor of the terminalling services agreements associated with the DRU volumes, contracted rates on an annual basis will be lower as compared to historical, shorter-term, agreements, which will result in lower cash flows to the Partnership on an annual basis, but support a higher net present value to the Partnership and provide a more predictable cash flow profile.
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
Effective August 2021, the existing DRU customer has elected to reduce its volume commitments at the Stroud Terminal attributable to the Partnership by one-third of the current commitment through June 2022, at which point the agreement will terminate and there will be no renewal period. Management believes that the lower utilization at the Stroud Terminal as a result of successful completion of the DRU project will be short-term in nature, and will allow the Partnership the opportunity to offer terminalling services to other customers that may be in need of access to the numerous markets connected to the Cushing oil hub. If and to the extent we are unable to renew, extend or replace our customer at the Stroud Terminal, our revenue, cash flows from operating activities and Adjusted EBITDA would be materially adversely impacted. Refer to Growth Opportunities for our Operations - Other Opportunities Related to Our Crude Oil Terminal Network - Stroud Terminal of this section for further details. Additionally, refer to Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K for further discussion of certain risks relating to our customer contract renewals.

Potential Impact of Hardisty and Stroud Deficiency Credit Usage by Our Customers
As previously discussed, customers of our Hardisty and Stroud terminals are obligated to pay a minimum monthly commitment fee for the capacity to load an allotted number of unit trains, representing a specified number of barrels per month. If a customer loads fewer unit trains than its allotted amount in any given month, that customer will receive a credit for up to 12 months, also referred to as a deficiency credit. This credit may be used to offset fees on throughput volumes in excess of the customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. As of December 31, 2021, we deferred revenues of $1.4 million associated with the expected usage of the deficiency credits during 2022, which will remain deferred until either the deficiency credit has been used or the likelihood of the credit’s usage has been deemed remote. Additionally, we could incur incremental costs associated with loading the additional trains for our customers if they have and use their accrued deficiency credits, but such costs are not expected to be material.
Factors That May Impact Future Results of Operations
Demand for Rail Transportation of Crude Oil and Biofuels
High-growth crude oil production areas in North America are often located at significant distances from refining centers, creating constantly evolving regional imbalances, which require the expedited development of flexible and sustainable transportation solutions. The extensive existing rail network, combined with rail transportation’s relatively low capital and fixed costs compared to other transportation alternatives, has strategically positioned rail as a long-term transportation solution for growing and evolving energy infrastructure needs. In the event that additional pipeline capacity is constructed, or crude oil production decreases significantly, demand for transportation of crude oil by rail may be adversely impacted. Please also refer to the Overview and Recent Developments— Market Update section above.
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
Supply and Demand for Crude Oil and Refined Products
The volume of crude oil and biofuels that we handle at our terminals and the number of railcars for which we provide and perform railcar-specific fleet services ultimately depends on refining and blending margins. Refining and blending margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products. These prices are affected by numerous factors beyond our control, including the global supply and demand for crude oil and gasoline and other refined products. The supply of crude oil will depend on numerous factors, including commodity pricing, improvements in extractive technology, environmental regulation and other factors. We believe that our Adjusted EBITDA and DCF will not be affected in the near term due to our multi-year, take-or-pay terminalling services agreements. However, our ability to grow through expansion or acquisitions and our ability to renew or extend our terminalling services agreements could be affected by a long-term reduction in supply or demand.
Customer Contracts
Our business is subject to the risk that we may not be able to renew, extend or replace our customer contracts as their terms expire. During 2019, we renewed and extended multiple terminalling services agreements at the Hardisty Terminal and Stroud Terminal with existing customers for terms that are generally improved from the original agreements. Additionally, although all legacy contracts at our Casper Terminal terminated, we have partially replaced these agreements with arrangements that we have negotiated with new customers. While the legacy contracts provided for minimum volume commitments, the new agreements provide for committed storage fees and variable fees associated with actual throughput volumes. With regards to the terminalling service agreement at our Stroud Terminal, our Stroud customer elected to reduce its volume commitments by one-third of the current commitment through June 2022, at which point this agreement will terminate and there will be no renewal period, due to the completion of USD’s DRU project, as previously discussed. Management believes that the lower utilization at the Stroud Terminal as a result of successful completion of the DRU project will be short-term in nature, and will allow the Partnership the opportunity to offer terminalling services to other customers that may be in need of access to the numerous markets connected to the Cushing oil hub. Refer to the discussion above under the heading General Trends and Outlook for information regarding customer contract renewals and expirations and changes in fee structures. For a discussion of the risks associated with our ability to renew, extend or replace customer contracts, see Part I, Item 1A. Risk Factors—Our contracts are subject to termination at various times which creates renewal risks of this Annual Report.
Regulatory Environment
Our operations are subject to federal, state, and local laws and regulations relating to the protection of health and the environment, including laws and regulations that govern the handling of liquid hydrocarbons and biofuels. Additionally, we are subject to regulations governing railcar design and evolving regulations pertaining to the shipment of liquid hydrocarbons and biofuels by rail as discussed in greater detail in Part I, Item 1. Business—Impact of Regulation in this Annual Report. Similar to other industry participants, compliance with existing environmental laws and regulations, as well as those that may be added in the future, could increase our overall cost of doing business. Such costs, include the costs we incur to construct, maintain, operate and upgrade equipment and facilities, or the costs of our customers, which may reduce the attractiveness of rail transportation. Our master fleet services agreements generally obligate our customers to pay for modifications and other required repairs to our leased and managed railcar fleet. However, we cannot assure that we will be able to successfully pass all such regulatory costs on to our customers. While changes in these laws and regulations could indirectly affect our results of operations, financial condition and cash flows, we believe that consumers of our services place additional value on utilizing established and reputable third-party providers to satisfy their rail terminalling and logistics needs, which may allow us to increase market share relative to customer-owned operations or smaller operators that lack an established track record of safety and regulatory compliance.
Acquisition Opportunities
We plan to continue to pursue strategic acquisitions of energy-related logistics assets from both USD and third parties that will provide attractive returns to our unitholders, including facilities that provide for storage and transportation of liquid hydrocarbons and biofuels. We intend to leverage our industry relationships and market knowledge to successfully execute on such opportunities, which we may pursue independently or jointly with USD. We have entered into the Omnibus Agreement with USD and USDG, pursuant to which USDG has granted us a ROFO on any midstream infrastructure assets that they may develop, construct, or acquire until October 15, 2026. Additional information regarding our growth opportunities is discussed in Growth Opportunities for our Operations above and information regarding the Omnibus Agreement is presented in Note 13. Transactions with Related Parties—Omnibus Agreement of Item 8. Financial Statement and Supplementary Data in this Annual Report. We cannot assure you that USD will be able to develop or construct, or that we or USD will be able to acquire, any other midstream infrastructure projects, including any projects to expand the Hardisty Terminal and Stroud Terminal. Among other things, the ability of USD to further develop the Hardisty Terminal and Stroud Terminal, or any other project, and our ability to acquire such projects, will depend upon USD’s and our ability to raise additional equity and debt financing. We are under no obligation to make any offer, and USD and USDG are under no obligation to accept any offer we make, with respect to any asset subject to our ROFO. Additionally, the approval of Energy Capital Partners is required for the sale of any assets by USD or its subsidiaries, including us (other than sales in the ordinary course of business), acquisitions of securities of other entities that exceed specified materiality thresholds and any material unbudgeted expenditures or deviations from our approved budget. Energy Capital Partners may make these decisions free of any duty to us and our unitholders. This approval would be required for the potential acquisition by us of any projects to expand the Hardisty Terminal and Stroud Terminal, as well as any other projects or assets that USD may develop or acquire in the future or any third-party acquisition we may pursue independently or jointly with USD. Energy Capital Partners is under no obligation to approve any such transaction. Additional discussion of the special approval rights of Energy Capital Partners is included in Part III, Item 10. Directors, Executive Officers and Corporate Governance—Special Approval Rights of Energy Capital Partners in this Annual Report. If we are unable to acquire any projects to expand the Hardisty Terminal and Stroud Terminal from USD, which USD retained the right to develop and operate, these projects may compete directly with our current terminal assets for future throughput volumes. As a result, our ability to enter into new terminalling services agreements, or to renew such agreements with our existing customers, following the termination of our existing agreements or the terms thereof and our ability to compete for future spot volumes could be affected. Furthermore, cyclical changes in the demand for crude oil and other liquid hydrocarbons may cause USD or us to reevaluate any future expansion projects, including any projects to expand the Hardisty Terminal and Stroud Terminal. Lastly, if we do not make acquisitions on economically beneficial terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our results of operations and cash flows.
Interest Rate Environment
The interest rates available in U.S. and international credit markets remain near historic lows. This could affect our future ability to access the credit markets to fund our future growth. Additionally, as with other yield-oriented securities, our unit price could be affected by the level of our cash distributions and the associated implied distribution yield. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and, as such, a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity, or increase the cost of issuing equity. However, we expect that our cost of capital would remain competitive, as our competitors would face similar circumstances. We have entered into an interest rate swap contract to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. The swap contract establishes a fixed LIBOR value for our debt of 0.84%. Refer to Note 18. Derivative Financial Instruments of Item 8. Financial Statement and Supplementary Data in this Annual Report for more information on our interest rate swap.
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
Impact of Hardisty and Stroud Terminals Contract Changes
As a result of the successful commencement of the DRU as previously discussed, effective August 1, 2021, the maturity date of three terminalling services agreements that are with the existing DRU customer at our Hardisty Terminal have been extended through mid-2031, with two-thirds of the volume commitment with respect to one of these agreements terminating at the end of June 2022. Effective with these changes, approximately 32% of the Hardisty Terminal’s capacity has been extended through mid-2031. Due to the significantly longer contract tenor of the terminalling services agreements associated with the DRU volumes, contracted rates on an annual basis will be lower as compared to historical, shorter-term, agreements, which will result in lower cash flows to the Partnership on an annual basis, but support a higher net present value to the Partnership and provide a more predictable cash flow profile. Additionally, effective August 1, 2021, the existing DRU customer has elected to reduce its volume commitments at the Stroud Terminal attributable to the Partnership by one-third of the previous commitment through June 2022, at which point the agreement will terminate and there will be no renewal period. We expect an approximate $2.0 million adverse impact to our “Net cash provided by operating activities” for both the first and second quarters of 2022 resulting from these contract changes as compared to the amounts earned under the agreements prior to the changes.

Casper Terminal Customer Contract Expirations and Goodwill Impairment
Our last legacy terminalling services agreement at our Casper Terminal expired at the end of August 2019 and was not renewed or extended. The expired agreement contributed $9.3 million to our “Terminalling Services” revenue during the twelve months preceding the expiration of the agreement. We continue to seek other opportunities to enhance the utilization and profitability of the Casper Terminal with other producers, refiners and marketers of crude oil. The revenue provided by the current agreements at our Casper Terminal, certain of which contain take-or-pay terms for storage services and variable fees associated with actual throughput volumes and other services, may be less predictable than the revenue historically provided by the legacy contracts, which were based on minimum volume commitments. We have not yet entered into arrangements to replace all of the revenue previously provided by the legacy contracts at the Casper Terminal.
Furthermore, in March 2020, we tested the goodwill associated with our Casper Terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reductions of expected throughput levels and changes in expectations for current contracts in place at the Casper Terminal. As a result of our impairment testing, we recognized an impairment loss of $33.6 million for the year ended December 31, 2020. We did not recognize a goodwill impairment loss in 2021 or 2019.
West Colton Terminal Customer Contracts
Our West Colton Terminal receives fixed fees per gallon of ethanol transloaded at our terminal pursuant to a terminalling services agreement with one of the world’s largest producers of biofuels. Effective January 2022, we entered into a new five-year agreement with the existing West Colton ethanol customer that has a minimum monthly throughput commitment. This new agreement replaced the previous short-term agreement at the terminal that had been in place since July 2009. Under this new agreement, our customer is obligated to pay the greater of a minimum monthly commitment fee or a throughput fee based on the actual volume of ethanol loaded at our West Colton Terminal. If the customer loads fewer volumes than its allotted amount in any given month, that customer will receive a credit for up to six months, which may be used to offset fees on throughput volumes in excess of its minimum monthly commitments in future periods, to the extent capacity is available for the excess volume. This contract is expected to add incremental “Net cash provided by operating activities” and Adjusted EBITDA of approximately $1.0 million to $1.5 million per year, subject to changes in expected throughput.
Additionally, in June 2021, we entered into a new terminalling services agreement with USD Clean Fuels LLC, or USDCF, a newly formed subsidiary of USD, that is supported by a minimum throughput commitment to USDCF from an investment-grade rated, refining customer as well as a performance guaranty from USD. The terminalling services agreement provides for the inbound shipment of renewable diesel on rail at our West Colton Terminal and the outbound shipment of the product on tank trucks to local consumers. The new terminalling services agreement has an initial term of five years and commenced on December 1, 2021 and is expected to add approximately $2.0 million per year of incremental “Net cash provided by operating activities” and Adjusted EBITDA over the five-year term of the agreement. We have modified our existing West Colton Terminal so that it now has the capability to transload renewable diesel in addition to the ethanol that it has been transloading.
Income Tax
In June 2019, the Canadian Province of Alberta enacted a tax rate decrease that reduced the tax rate on business income from the previous rate of 12% to an ultimate rate of 8% effective for 2022. The reduction in the tax rate on business income was to be phased in over three years beginning with a reduction to an 11% rate effective July 1, 2019, with further reductions of 1% in each successive year until it reached 8% on January 1, 2022. In December 2020, the Alberta government passed legislation accelerating the change to 8% to be effective as of July 1, 2020. As a result, the Alberta tax rate on business income for Alberta businesses in 2020 is 9%, representing a blended rate of 10% from January 1, 2020 through June 30, 2020 and 8% from July 1, 2020 through December 31, 2020. For the 2021 year forward the Alberta tax rate on business income will be 8%.

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
As a result of these CARES Act changes, for the year ended December 31, 2020, we recognized a current tax benefit of $536 thousand for a claimable tax refund by carrying back to U.S. net operating losses incurred in 2018, 2019, and 2020. We also recognized a one-time deferred tax expense of $46 thousand in the first quarter of 2020 due to the net effect of utilizing all U.S. net operating loss deferred tax assets and releasing the corresponding U.S. valuation allowance as of December 31, 2019. The tax impacts of the CARES Act were computed with the best available information, and any remaining refund is in the process of being claimed. We do not expect any material change to the tax provision in future periods associated with these refundable tax claims.
Segment Allocation of Certain Selling, General and Administrative Costs
Historically, we have allocated certain selling, general and administrative expenses to our Terminalling services and Fleet services segments that included corporate function personnel costs for managing our business that are allocated to us by our general partner, as well as other administrative expenses including audit fees and certain consulting fees. Beginning with the first quarter in 2021, these selling, general, and administrative expenses that are not directly related to operating our Terminalling services and Fleet services segments will now be allocated to corporate selling, general, and administrative expenses to better reflect the financial results of our Terminalling services and Fleet services segments. The effect of the change in allocation of the certain selling, general and administrative expenses increases the segment profit for both the Terminalling and Fleet segments with a corresponding increase to the loss associated with Corporate activities, as compared to the method of allocation that was used in the prior periods.
Cash Distributions
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.2875 per unit ($1.15 per unit on an annualized basis) on all of our units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis. The amount of distributions we pay under our cash distribution policy and the decision to make any distributions are determined by our general partner. We intend to pay distributions no later than 60 days after the end of each quarter. Given the uncertainty in the energy industry, as a proactive measure to strengthen our financial position and redeploy certain free cash to de-lever, the board of directors of our general partner elected in the first quarter of 2020 to reduce the quarterly distribution per unit declared by 70% as compared to the distribution for the fourth quarter of 2019. Commencing with the first quarter of 2021, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to increase our distribution slightly over this amount. For the quarter ended December 31, 2021, our board of directors declared a distribution of $0.121 per unit ($0.484 per unit on an annualized basis) on all of our units, which we paid on February 18, 2022 to unitholders of record at the close of business on February 9, 2022.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to aid in resource allocation decisions and to assess operational performance.
The following table summarizes our operating results by business segment and corporate charges for each of the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Operating income (loss)
Terminalling services	$36,763	$3,875	$32,334
Fleet services	597	73	20
Corporate and other	(12,558)	(11,611)	(11,721)
Total operating income (loss)	24,802	(7,663)	20,633
Interest expense	6,491	8,932	12,006
Loss (gain) associated with derivative instruments	(4,129)	3,896	1,420
Foreign currency transaction loss	313	267	365
Other income, net	(31)	(903)	(336)
Provision for (benefit from) income taxes	700	(41)	662
Net income (loss)	$21,458	$(19,814)	$6,516
Summary Analysis of Operating Results
Year ended December 31, 2021 compared to the year ended December 31, 2020
Changes in our operating results for the year ended December 31, 2021, as compared with our operating results for the year ended December 31, 2020, were primarily driven by:
•activities associated with our Terminalling services business including:
–higher revenue at our Hardisty Terminal due to increased rates on certain of our Hardisty agreements when compared to 2020 and a favorable variance on the change in the Canadian exchange rate associated with our Canadian-dollar denominated contracts for 2021 as compared to 2020, partially offset by no recognition of previously deferred revenue during 2021 that had been deferred in a prior year associated with the make-up right options we granted to our customers as compared to the recognition of previously deferred revenue in 2020 associated with make-up rights;
–lower revenue at our Stroud Terminal due to lower revenues associated with a decrease in contracted volume commitments at the terminal that occurred during the last half of the year as discussed in more detail below coupled with revenue that was deferred in the fourth quarter of 2021 associated with the make-up right options we granted our customer with no similar occurrence in 2020, partially offset by higher rates during the year that are based on crude oil pricing index differentials;
–higher revenues at our Casper Terminal due to higher throughput volumes at the terminal in 2021 as compared to 2020; and
–lower operating costs resulting primarily from a non-cash impairment of the goodwill that was recognized in the first quarter of 2020 associated with our Casper Terminal due to economic conditions as a result of the COVID-19 pandemic, the overall downturn in the crude market and the decline in the demand for petroleum products with no comparable loss in 2021.
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
A more comprehensive discussion regarding our results of operations and financial condition for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion regarding our financial condition and results of operation for the year ended December 31, 2020 as compared with the year ended December 31, 2019 can be found under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021, which is available free of charge on the SEC’s website at www.sec.gov and on our website at www.usdpartners.com.

RESULTS OF OPERATIONS - BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands, except Bpd)
Revenues
Terminalling services	$116,563	$114,084	$106,753
Freight and other reimbursables	525	744	1,171
Total revenues	117,088	114,828	107,924
Operating costs
Subcontracted rail services	13,838	10,845	14,777
Pipeline fees	24,324	23,862	20,971
Freight and other reimbursables	525	744	1,171
Operating and maintenance	15,215	14,650	11,848
Selling, general and administrative	4,348	5,767	6,159
Goodwill impairment loss	—	33,589	—
Depreciation and amortization	22,075	21,496	20,664
Total operating costs	80,325	110,953	75,590
Operating income	36,763	3,875	32,334
Foreign currency transaction loss (gain)	290	188	(90)
Other income, net	(29)	(891)	(324)
Provision for income taxes	629	453	634
Net income	$35,873	$4,125	$32,114
Average daily terminal throughput (Bpd)	101,685	72,740	119,566
Year ended December 31, 2021 compared to the year ended December 31, 2020
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $2.3 million to $117.1 million for the year ended December 31, 2021, as compared with $114.8 million for the year ended December 31, 2020. This increase was primarily due to higher revenues at our Hardisty and Casper terminals, partially offset by lower revenues at our Stroud Terminal. At our Hardisty Terminal we had increased revenues due to a favorable variance resulting from the Canadian exchange rate on our Canadian-dollar denominated contracts during 2021 as compared to 2020, discussed in more detail below, coupled with an increase in rates on certain of our agreements when compared to 2020. Partially offsetting these increases were revenues that were recognized in 2020 at our Hardisty Terminal that were previously deferred in the prior year associated with the make-up right options we granted to customers as these rights were deemed unlikely to be used in future periods, with no similar recognition of revenue occurring during 2021. Our Casper Terminal revenues increased due to higher throughput volumes at the terminal during 2021 as compared to 2020. The decrease in revenues at our Stroud Terminal was primarily due to lower revenues during the second half of 2021 associated with the existing customer electing to reduce its contracted volume commitments by one-third of their previous commitment effective August 2021 as a result of the successful commencement of the DRU, as discussed above in Factors Affecting the Comparability of our Financial Results. In addition, we deferred revenue at our Stroud Terminal during the fourth quarter of 2021 associated with the make-up right options we grant our customers that are expected to be exercised in 2022. These decreases in revenues at our

Stroud Terminal were partially offset by higher revenues due to higher rates that are based on crude oil pricing index differentials.
Our average daily terminal throughput increased 28,945 bpd to 101,685 bpd for the year ended December 31, 2021, as compared with 72,740 bpd for the year ended December 31, 2020 due primarily to higher throughput volumes at our Hardisty, Stroud and Casper terminals. Throughput volumes at our Hardisty Terminal increased on a year-to-date basis in 2021 resulting from higher crude oil price levels and a wider average WCS to WTI pricing spread as compared to the low levels that existed in 2020 due to the decreased demand that existed resulting from the impacts of the COVID-19 pandemic. Refer to Overview and Recent Developments— Market Update — COVID-19 and Crude Oil Pricing Environment Update for more information. In addition, a portion of our Hardisty throughput volumes also drives the demand for deliveries to our Stroud Terminal and its connection to the Cushing oil hub, and as a result, throughput at our Stroud Terminal increased during 2021 as compared to 2020. The favorable pricing environment discussed above also led to the increase in throughput volumes at our Casper Terminal. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services. Increases in the average daily terminal throughput activity usually only affect revenue to the extent such amounts are in excess of the minimum monthly committed volumes. However, increases in throughput activity do increase the variable operating costs associated with our terminals, as discussed below.
Our terminalling services revenue for the year ended December 31, 2021, would have been $3.4 million lower if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the year ended December 31, 2021, was the same as the average exchange rate for the year ended December 31, 2020. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7978 for the year ended December 31, 2021 as compared with 0.7463 for the year ended December 31, 2020.
Operating Costs
The operating costs of our Terminalling services segment decreased $30.6 million to $80.3 million for the year ended December 31, 2021, as compared with the year ended December 31, 2020. The decrease is primarily attributable to an impairment of our goodwill recognized in 2020 at our Casper Terminal due to economic conditions in 2020, coupled with lower selling, general and administrative costs for the year ended December 31, 2021. Partially offsetting these decreases in operating costs were increases in subcontracted rail services costs and pipeline fees.
Our terminalling services operating costs for the year ended December 31, 2021, would have been $3.0 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the year ended December 31, 2021, was the same as the average exchange rate for the year ended December 31, 2020.
Subcontracted rail services. Our costs for subcontracted rail services increased $3.0 million to $13.8 million for the year ended December 31, 2021, as compared with $10.8 million for the year ended December 31, 2020, primarily due to the increased throughput at our terminals that occurred during the current year, as discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty Terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty Terminal less direct operating costs. Our pipeline fees increased $0.5 million to $24.3 million for the year ended December 31, 2021, as compared with the year ended December 31, 2020, primarily due to higher revenues at our Hardisty Terminal. Partially offsetting this increase, during 2020 we recognized previously deferred pipeline fees associated with the make-up right options we granted to customers of our Hardisty Terminal, with no similar occurrence in 2021.
Selling, general and administrative. Selling, general and administrative expense decreased $1.4 million to $4.3 million for the year ended December 31, 2021, as compared with the year ended December 31, 2020. The decrease is primarily due to a change in the allocation of certain selling, general and administrative expenses from the Terminalling services segment to corporate that are not directly related to operating our Terminalling services segment that began in the first quarter of 2021. As such, there is a corresponding increase in corporate selling, general and administrative costs for the year ended December 31, 2021, discussed below. Refer to Item 8. Financial Statements and Supplementary Data, Note 15. Segment reporting in this Annual Report for further discussion on the change in segment cost allocation. Additionally, our Terminalling services segment selling, general and administrative costs decreased during 2021 as compared to 2020 due to lower costs allocated to us associated with the management and operations of our terminals.
Goodwill impairment loss. In 2021, we had no goodwill impairment loss compared to the $33.6 million impairment loss that was recognized for the year ended December 31, 2020. In March 2020, we tested the goodwill associated with our Casper Terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products. As a result of our impairment testing, we recognized an impairment loss of $33.6 million for the year ended December 31, 2020.
Other Expenses (Income)
Other income, net. Other income, net decreased $0.9 million for the year ended December 31, 2021. We had no significant other income or expense for the year ended December 31, 2021 as compared with $0.9 million of other income for the year ended December 31, 2020. This decrease is primarily associated with a decrease in income earned as an incentive for railcar movements of a customer at our Hardisty Terminal.
Provision for income taxes. A significant amount of our operating income is generated by our Hardisty Terminal located in the Canadian province of Alberta. As a Canadian business, operating income derived from our Hardisty Terminal is subject to Canadian corporate income taxes at the corporate income tax rates enacted by the Canadian federal and provincial governments which totals 23% on a combined basis as of December 31, 2021.
Our income taxes for the Terminalling services segment increased by $0.2 million to $0.6 million for the year ended December 31, 2021, as compared with the year ended December 31, 2020. This increase resulted primarily due to a benefit recognized in the Canadian tax filings for an adjustment to the appropriate economic return from the Hardisty Terminal in 2020, with no similar occurrence in 2021.
FLEET SERVICES
The following table sets forth the operating results of our Fleet services business for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues
Fleet leases	$3,935	$3,935	$3,935
Fleet services	934	1,113	1,118
Freight and other reimbursables	141	167	679
Total revenues	5,010	5,215	5,732
Operating costs
Freight and other reimbursables	141	167	679
Operating and maintenance	3,976	4,096	4,069
Selling, general and administrative	296	879	964
Total operating costs	4,413	5,142	5,712
Operating income	597	73	20
Foreign currency transaction loss (gain)	(2)	1	9
Other income, net	—	(7)	—
Provision for (benefit from) income taxes	71	(494)	28
Net income (loss)	$528	$573	$(17)

Year ended December 31, 2021 compared to the year ended December 31, 2020
Operating Results
The underlying business activities associated with our Fleet services segment have remained relatively constant for the year ended December 31, 2021 as compared with the year ended December 31, 2020. As a result, we have experienced only modest changes in the operating revenues associated with this business. We expect only modest changes in the revenue results of our fleet services business for the near future.
Our selling, general and administrative expenses decreased $0.6 million to $0.3 million for the year ended December 31, 2021 as compared with $0.9 million for the year ended December 31, 2020. The decrease is primarily due to a change in the allocation of certain selling, general and administrative expenses from the Fleet services segment to corporate that are not directly related to operating our Fleet services segment that began in the first quarter of 2021. As such, there is a corresponding increase in corporate selling, general and administrative costs during 2021, discussed below. Refer to Item 8. Financial Statements and Supplementary Data, Note 15. Segment reporting in this Annual Report for further discussion on the change in segment cost allocation. Additionally, our Fleet services segment selling, general and administrative costs decreased during the current year as compared to 2020 due to lower costs allocated to us associated with the management and operation of our fleet assets.
Our provision for income taxes in the Fleet services segment increased $0.6 million to a provision of $0.1 million for the year ended December 31, 2021, as compared with a benefit of $0.5 million for the year ended December 31, 2020. This increase in provision is due to a benefit in 2020 that was associated with a provision in the CARES Act that allowed U.S. net operating losses incurred in tax years 2018, 2019, 2020 to be carried back to the preceding five years and generate a tax refund for 2020. Under prior guidance, these net operating losses could only be carried forward.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Operating costs
Selling, general and administrative	$12,558	$11,611	$11,721
Operating loss	(12,558)	(11,611)	(11,721)
Interest expense	6,491	8,932	12,006
Loss (gain) associated with derivative instruments	(4,129)	3,896	1,420
Foreign currency transaction loss	25	78	446
Other income, net	(2)	(5)	(12)
Net loss	$(14,943)	$(24,512)	$(25,581)
Year ended December 31, 2021 compared to the year ended December 31, 2020
Costs associated with our corporate activities decreased by $9.6 million to $14.9 million for the year ended December 31, 2021, as compared to $24.5 million for the year ended December 31, 2020.
Our corporate selling, general and administrative expenses increased $1.0 million to $12.6 million for the year ended December 31, 2021 as compared with $11.6 million for the year ended December 31, 2020. The increase is primarily due to a change in the allocation of certain selling, general and administrative expenses from the Terminalling services and Fleet services segments to corporate activities that are not directly related to operating our Terminalling services and Fleet services segments that began in the first quarter of 2021. As such, there is a corresponding decrease in both the Terminalling services and Fleet services segments selling, general and administrative costs during the year ended December 31, 2021, as discussed above. Partially offsetting the increased corporate selling, general and administrative costs allocations was a decrease in salaries and benefits, including unit based compensation expenses, incurred in 2021 as compared to 2020. Refer to Item 8. Financial Statements and Supplementary Data, Note 15. Segment reporting in this Annual Report for further discussion on the change in segment cost allocation.
Interest expense costs decreased $2.4 million to $6.5 million for the year ended December 31, 2021, as compared to $8.9 million for the year ended December 31, 2020, primarily due to a decrease in interest rates we were charged under our Credit Agreement during 2021 coupled with a lower weighted average balance of debt outstanding, as compared to the same period in 2020. In addition, we had a non-cash gain of $4.1 million recognized on our interest rate derivatives for the year ended December 31, 2021, as compared to a non-cash loss of $3.9 million for the same period in 2020.

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
Liquidity Sources
We expect our ongoing sources of liquidity to include borrowings under our senior secured credit agreement, issuances of debt securities and additional partnership interests as well as cash generated from our operating activities. We believe that cash generated from these sources will be sufficient to meet our ongoing working capital and capital expenditure requirements and to make quarterly cash distributions at current levels for at least the next 12 months following the filing of this Report.
Credit Agreement
In November 2018, we amended and restated our senior secured credit agreement, which we originally established in October 2014. We refer to the amended and restated senior secured credit agreement executed in November 2018 as the Credit Agreement and the original senior secured credit agreement as the Previous Credit Agreement. Our Credit Agreement amended and restated in its entirety our Previous Credit Agreement.
On October 29, 2021, we entered into an amendment to our Credit Agreement, referred to as the Credit Agreement, as amended, with a syndicate of lenders. The Credit Agreement, as amended, extends the maturity date of the agreement by one year and decreases the aggregate borrowing capacity of the facility from $385 million to $275 million. The Credit Agreement, as amended, also reflects the resignation of Citibank, N.A. as administrative agent and swing line lender under the facility and the appointment of Bank of Montreal as the successor administrative agent and swing line lender under the facility. The Credit Agreement, as amended, sets forth provisions for replacing LIBOR with an alternative benchmark rate.
Our Credit Agreement, as amended, matures on November 2, 2023. Our Credit Agreement, as amended, provides us with the ability to request an additional one-year maturity date extension, subject to the satisfaction of certain conditions including consent of the lenders, and allows us the option to increase the maximum amount of credit available up to a total facility size of $390 million, subject to receiving increased commitments from lenders and satisfaction of certain conditions. The Credit Agreement, as amended, keeps the financial covenants substantially consistent with our Credit Agreement. Our Credit Agreement, as amended, contains customary representations, warranties, covenants and events of default for facilities of this type. In connection with establishing the Credit Agreement, as amended, we incurred additional deferred financing costs of $1.6 million, which, in addition to any remaining deferred financing costs from our previous Credit Agreement, will be amortized over the remaining term of the Credit Agreement, as amended, using the straight line method, which approximates the effective interest method.
Our Credit Agreement, as amended, and any issuances of letters of credit are available for working capital, capital expenditures, general partnership purposes and continue the indebtedness outstanding under the Previous Credit Agreement. The Credit Agreement, as amended, includes an aggregate $20 million sublimit for standby letters of credit and a $20 million sublimit for swingline loans. Obligations under the Credit Agreement, as amended, are guaranteed by our restricted subsidiaries (as such term is defined therein) and are secured by a first priority lien on our assets and those of our restricted subsidiaries, other than certain excluded assets.
Our borrowings under the Credit Agreement, as amended, bear interest at either a base rate plus an applicable margin ranging from 1.00% to 2.00%, or at a rate based on the London Interbank Offered Rate, or LIBOR, or a comparable or successor rate plus an applicable margin ranging from 2.00% to 3.00%. The applicable margin, as well as a commitment fee of 0.375% to 0.50% per annum on unused commitments under the Credit Agreement, as amended, will vary based upon our consolidated net leverage ratio, as defined in our Credit Agreement, as amended.
Our Credit Agreement, as amended, contains affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of our restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, engage in certain business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets, enter into burdensome agreements or enter into transactions with affiliates on terms that are not at arm’s length, in each case, subject to exceptions.
Additionally, we are required to maintain the following financial ratios, each determined on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, on an annualized basis):
•Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 2.50 to 1.00;
•Consolidated Net Leverage Ratio of not greater than 4.50 to 1.00 (or 5.00 to 1.00 at any time after we have issued at least $150 million of certain qualified unsecured notes and for so long as the notes remain outstanding (the “Qualified Notes Requirement”)). In addition, upon the consummation of a Specified Acquisition (as defined in our Credit Agreement, as amended), for the fiscal quarter in which the Specified Acquisition is consummated and for two fiscal quarters immediately following such fiscal quarter (the “Specified Acquisition Period”), if timely elected by us by written notice to the Administrative Agent, the maximum permitted ratio shall be increased to 5.00 to 1.00 (or 5.50 to 1.00 if the Qualified Notes Requirement has been met); and
•after we have met the Qualified Notes Requirement, a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement, as amended) of not greater than 3.50 to 1.00 (or 4.00 to 1.00 during a Specified Acquisition Period).
Our Credit Agreement, as amended, generally prohibits us from making cash distributions (subject to exceptions as set forth in the Credit Agreement). However, so long as no default exists or would be caused by making a cash distribution, we may make cash distributions to our unitholders up to the amount of our available cash (as defined in our partnership agreement).
The Credit Agreement, as amended, contains events of default, including, but not limited to (and subject to grace periods in circumstances set forth in the Credit Agreement, as amended), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant (subject in some cases to certain grace periods or other qualifications), any representation, warranty or certification made or deemed made in the agreements or related loan documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in our ownership or the ownership of our general partner, certain material judgments or orders, ERISA events or the invalidity of the loan documents. Upon the occurrence and during the continuation of an event of default under the agreements, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against us and the collateral as may be available to the lenders under the agreements and related documentation or applicable law.
As of December 31, 2021, we were in compliance with the covenants set forth in our Credit Agreement, as amended.
The weighted average interest rate on our outstanding indebtedness was 2.35% and 2.66% at December 31, 2021 and 2020, respectively, without consideration to the effect of our derivative contracts.

The following table presents our available liquidity as of the dates indicated:

	December 31,
	2021	2020
	(in millions)
Cash and cash equivalents (1)	$3.7	$3.0
Aggregate borrowing capacity under Credit Agreement	275.0	385.0
Less: Revolving Credit Facility amounts outstanding	168.0	197.0
Available liquidity based on Credit Agreement capacity	$110.7	$191.0
Available liquidity based on Credit Agreement covenants (2)	$83.7	$56.2

(1)    Excludes amounts that are restricted pursuant to our collaborative agreement with Gibson.
(2)    Pursuant to the terms of our Credit Agreement, as amended, our borrowing capacity is limited to 4.5 times our trailing 12-month consolidated EBITDA, which equates to $80.0 million and $53.2 million of borrowing capacity available at December 31, 2021 and 2020, respectively.
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

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$47,125	$45,814	$38,442
Investing activities	(2,389)	(484)	(8,440)
Financing activities	(44,762)	(44,992)	(32,406)
Effect of exchange rates on cash	(45)	(28)	705
Net change in cash, cash equivalents and restricted cash	$(71)	$310	$(1,699)
Operating Activities
Net cash provided by operating activities increased by $1.3 million to $47.1 million for the year ended December 31, 2021, from $45.8 million for the year ended December 31, 2020. The increase in net cash provided by operating activities is primarily attributable to the changes in cash flow derived from our operating results as discussed above in Results of Operations. While our net income for the year ended December 31, 2021 was $41.3 million more than our net loss for 2020, the net loss from 2020 included a significant amount of non-cash expenses that increase our net loss but did not decrease cash flow, such as our goodwill impairment loss recognized in 2020 and the loss associated with derivative instruments in 2020 as compared to the non-cash derivative gain we recognized in 2021. The change in net cash provided by operating activities was also impacted by the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.
Investing Activities
Net cash used in investing activities increased by $1.9 million to $2.4 million for the year ended December 31, 2021, as compared with $0.5 million for the year ended December 31, 2020 primarily due to project costs incurred in 2021 associated with the renewable diesel project at our West Colton Terminal. Refer to Growth Opportunities for our Operations — Other Opportunities Related to Our Crude Oil Terminal Networks — West Colton Terminal for more information.

Financing Activities
Net cash used in financing activities decreased by $0.2 million to $44.8 million for the year ended December 31, 2021, from $45.0 million for the year ended December 31, 2020. This decrease was primarily due to a decrease in cash paid for distributions and participant withholding taxes associated with vested Phantom Units, partially offset by an increase of $6.0 million in our net payments on our long-term debt during the year ended December 31, 2021 compared with the net amounts during the year ended December 31, 2020. We also incurred $1.6 million of deferred financing costs associated with the refinancing of our Credit Agreement, as amended during the year ended December 31, 2021.
Cash Requirements
Our primary requirements for cash are: (1) financing current operations, (2) servicing our debt, (3) funding capital expenditures, including potential acquisitions and the costs to construct new assets, and (4) making distributions to our unitholders. We expect to fund our future cash requirements from cash from our balance sheet, cash flow generated by our operating activities, borrowings under our Credit Agreement and the issuance of additional partnership interests or long-term debt.
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
Although we have not experienced significant maintenance capital expenditures in prior years, as the age and usage of our assets increase, we expect that costs we incur to maintain our assets in compliance with sound business practice, our contractual relationships and applicable regulatory requirements will likely increase. Some of these costs will be characterized as maintenance capital expenditures. We incurred $612 thousand and $171 thousand of maintenance capital expenditures during the year ended December 31, 2021 and December 31, 2020, respectively.
Our total expansion capital expenditures for the year ended December 31, 2021, amounted to $1.8 million and were primarily associated with the project costs associated with the renewable diesel project at our West Colton Terminal as previously discussed. Our total expansion capital expenditures for the year ended December 31, 2020 was $0.3 million. We expect to fund future capital expenditures from cash on our balance sheet, cash flow generated from our operating activities, borrowings under our Credit Agreement and the issuance of additional partnership interests or long-term debt.
Financing our Current Operations
We finance our current operations through cash generated by our operating activities. Our operating costs are comprised primarily of subcontracted rail services, pipeline fees, repairs and maintenance expenses, materials and supplies, utility costs, insurance premiums and lease costs for facilities and equipment. In addition, our operating expenses include the cost of leasing railcars from third-party railcar suppliers and the shipping fees charged by railroads, which costs are generally passed through to our customers. We expect our expenses to remain relatively stable, but they may fluctuate from period to period depending on the mix of activities performed and actual volumes throughput during a period and the timing of these expenditures. We expect to incur additional operating costs, including subcontracted rail services and pipeline fees, when we handle additional volumes at our terminals. Refer to Item 8. Financial Statements and Supplementary Data, Note 8. Leases and Note 14. Commitments and Contingencies in this Annual Report for more information.
Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating, investing and distribution needs. During the year ended December 31, 2021, we made repayments of $29.0 million on our Revolving Credit Facility from cash flow in excess of our operating and investing needs. Refer to Item 8. Financial Statements and Supplementary Data, Note 10. Debt in this Annual Report for more information. Subsequent to December 31, 2021 and as of February 25, 2022, we have made additional repayments of $3.0 million to the outstanding balance of our Revolving Credit Facility. As of February 25, 2022, we had amounts outstanding of $165.0 million under the Revolving Credit Facility and $110.0 million available for borrowing under the Revolving Credit Facility based on capacity that is subject to certain covenants. Refer to Item 8. Financial Statements and Supplementary Data, Note 10. Debt of this Annual Report for more information.
Distributions
Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we do not have a legal obligation to distribute any particular amount per common unit.
For the quarter ended December 31, 2021, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.121 per unit on all of our units. Our current quarterly distribution of $0.121 per unit equates to $3.4 million per quarter, or $13.4 million per year, based on the number of common and general partner units outstanding as of February 9, 2022. This distribution represents an increase of 9.0% from the distribution with respect to the fourth quarter of 2020, and is the result of an improved outlook for our business and enhanced liquidity position. Given the uncertainty in the energy industry that existed during 2020, the board of directors made a proactive decision to strengthen our financial position by reducing our quarterly distributions in 2020 from previous levels and redeploying certain free cash flow to de-lever. During the twelve months ended December 31, 2021, we made repayments of $29 million of the outstanding balance of our Revolving Credit Facility. Subsequent to December 31, 2021 and as of February 25, 2021, we have made additional repayments of $3.0 million of the outstanding balance of our Revolving Credit Facility.
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
The following discussion relates to the critical accounting policies and estimates for USD Partners LP. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the

United States. The preparation of consolidated financial statements requires management to make judgments, assumptions and estimates based on the best available information at the time. The following accounting policies are considered critical because they are important to the portrayal of our financial condition and results, and involve a higher degree of complexity and judgment on the part of management. Actual results may differ based on the accuracy of the information utilized and subsequent events, some over which we may have little or no control. Significant estimates by management include the estimated lives of depreciable property and equipment, recoverability of long-lived assets and provision or benefit for income taxes.
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
Fleet Services Revenues
Our fleet services contracts provide for the sourcing of railcar fleets and related logistics and maintenance services. We allocate revenue between the lease and service components based on the relative standalone values and account for each component under the applicable accounting guidance. We record revenues for fleet leases on a gross basis, since we are deemed the primary obligor for the services.
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
We consider a long-lived asset to be impaired when the sum of the estimated, undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset. Factors that we evaluate for potential impairment of an asset include: a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, or a significant change in the asset’s physical condition or use.
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
Foreign Currency
A substantial portion of our operations are conducted in Canada and are accounted for in the local currency, the Canadian dollar, which we translate into our reporting currency, the U.S. dollar. We translate most Canadian dollar denominated balance sheet accounts at the end of period exchange rate, while most statement of operations accounts are translated monthly based on the average exchange rate for each monthly period. Amounts translated from foreign currencies into our U.S. dollar reporting currency can vary between periods due to fluctuations in the exchange rates between the foreign currency and the U.S. dollar. Refer to Results of Operations - By Segment - Terminalling Services above for further discussion of the estimated impact related to the changes in exchange rates on our Terminalling Services revenues and operating costs.

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

Report of Independent Registered Public Accounting Firm
Partners of USD Partners LP and Board of Directors of USD Partners GP LLC, as General Partner of USD Partners LP
Houston, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of USD Partners LP and subsidiaries (the “Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 3, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Deferred Revenue
As described in Notes 2 and 4 to the consolidated financial statements, the Partnership’s terminalling services agreements at the Hardisty and Stroud terminals generally grant make-up rights to customers that do not meet their monthly volume commitment. These rights allow customers to make up the volume deficiency by loading volumes in excess of their minimum monthly commitment in future periods, without additional charge, to the extent capacity is available for the excess volume. The make-up rights typically expire, if unused, in subsequent periods up to 12 months following the period for which the volumes were originally committed. As of December 31, 2021 and 2020, the Partnership had deferred revenue associated with make-up rights of $1.4 million and $0, respectively, which represents the amount of make-up rights (“breakage”) the Partnership expects its customers will exercise.
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
The primary procedures we performed to address this critical audit matter included:
•Testing the available pipeline takeaway capacity and associated pipeline apportionment levels used in management’s breakage analysis by comparing to market data;
•Evaluating the reasonableness of significant assumptions used by management, including obtaining third party information to support both applicable future oil prices and industry information on current government restrictions, as well as evaluating the customer’s expectation for future usage through nominations.

/s/ BDO USA, LLP
We have served as the Partnership’s auditor since 2014.
Houston, Texas
March 3, 2022

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands of US dollars, except per unit amounts)
Revenues
Terminalling services	$113,810	$104,053	$87,173
Terminalling services — related party	2,753	10,031	19,580
Fleet leases — related party	3,935	3,935	3,935
Fleet services	24	203	208
Fleet services — related party	910	910	910
Freight and other reimbursables	666	845	1,612
Freight and other reimbursables — related party	—	66	238
Total revenues	122,098	120,043	113,656
Operating costs
Subcontracted rail services	13,838	10,845	14,777
Pipeline fees	24,324	23,862	20,971
Freight and other reimbursables	666	911	1,850
Operating and maintenance	10,822	10,459	10,953
Operating and maintenance — related party	8,369	8,287	4,964
Selling, general and administrative	10,376	10,883	10,716
Selling, general and administrative — related party	6,826	7,374	8,128
Goodwill impairment loss	—	33,589	—
Depreciation and amortization	22,075	21,496	20,664
Total operating costs	97,296	127,706	93,023
Operating income (loss)	24,802	(7,663)	20,633
Interest expense	6,491	8,932	12,006
Loss (gain) associated with derivative instruments	(4,129)	3,896	1,420
Foreign currency transaction loss	313	267	365
Other income, net	(31)	(903)	(336)
Income (loss) before income taxes	22,158	(19,855)	7,178
Provision for (benefit from) income taxes	700	(41)	662
Net income (loss)	$21,458	$(19,814)	$6,516
Net income (loss) attributable to limited partner interest	$21,099	$(19,479)	$5,720
Net income (loss) per common unit (basic and diluted) (Note 3)	$0.77	$(0.74)	$0.22
Weighted average common units outstanding	27,182	26,514	24,078
Net income (loss) per subordinated unit (basic and diluted) (Note 3)	$—	$(0.05)	$0.19
Weighted average subordinated units outstanding	—	286	2,379
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands of US dollars)
Net income (loss)	$21,458	$(19,814)	$6,516
Other comprehensive income — foreign currency translation	156	674	2,882
Comprehensive income (loss)	$21,614	$(19,140)	$9,398

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands of US dollars)
Cash flows from operating activities:
Net income (loss)	$21,458	$(19,814)	$6,516
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,075	21,496	20,664
Loss (gain) associated with derivative instruments	(4,129)	3,896	1,420
Settlement of derivative contracts	(1,112)	(892)	1
Unit based compensation expense	5,698	6,563	6,066
Loss associated with disposal of assets	11	—	57
Deferred income taxes	(316)	(973)	79
Amortization of deferred financing costs	1,131	829	1,072
Goodwill impairment loss	—	33,589	—
Changes in operating assets and liabilities:
Accounts receivable	(1,637)	1,266	(109)
Accounts receivable — related party	(474)	(621)	(1,122)
Prepaid expenses, inventory and other assets	(2,394)	(2,410)	(1,484)
Other assets — related party	(770)	(1,287)	(180)
Accounts payable and accrued expenses	5,611	(963)	(606)
Accounts payable and accrued expenses — related party	1,104	(82)	2
Deferred revenue and other liabilities	1,215	6,258	6,529
Deferred revenue and other liabilities — related party	(346)	(1,041)	(463)
Net cash provided by operating activities	47,125	45,814	38,442
Cash flows from investing activities:
Additions of property and equipment	(2,389)	(484)	(8,440)
Net cash used in investing activities	(2,389)	(484)	(8,440)
Cash flows from financing activities:
Payments for deferred financing costs	(1,595)	—	(7)
Distributions	(13,307)	(20,203)	(41,557)
Vested Phantom Units used for payment of participant taxes	(860)	(1,789)	(1,829)
Proceeds from long-term debt	—	12,000	38,000
Repayment of long-term debt	(29,000)	(35,000)	(27,000)
Other financing activities	—	—	(13)
Net cash used in financing activities	(44,762)	(44,992)	(32,406)
Effect of exchange rates on cash	(45)	(28)	705
Net change in cash, cash equivalents and restricted cash	(71)	310	(1,699)
Cash, cash equivalents and restricted cash — beginning of year	10,994	10,684	12,383
Cash, cash equivalents and restricted cash — end of year	$10,923	$10,994	$10,684
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(in thousands of US dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$3,747	$3,040
Restricted cash	7,176	7,954
Accounts receivable, net	5,688	4,049
Accounts receivable — related party	2,953	2,460
Prepaid expenses	3,857	1,959
Inventory	3,027	—
Other current assets	129	1,777
Other current assets — related party	260	15
Total current assets	26,837	21,254
Property and equipment, net	133,102	139,841
Intangible assets, net	48,886	61,492
Operating lease right-of-use assets	5,658	9,630
Other non-current assets	4,881	3,625
Other non-current assets — related party	2,227	1,706
Total assets	$221,591	$237,548
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$7,621	$1,865
Accounts payable and accrued expenses — related party	1,486	383
Deferred revenue	6,889	6,367
Deferred revenue — related party	—	410
Operating lease liabilities, current	4,674	5,291
Other current liabilities	7,223	4,222
Other current liabilities — related party	64	—
Total current liabilities	27,957	18,538
Long-term debt, net	166,003	195,480
Operating lease liabilities, non-current	793	4,392
Other non-current liabilities	7,751	12,870
Total liabilities	202,504	231,280
Commitments and contingencies (Note 14)
Partners’ capital
Common units (27,268,878 authorized and issued at December 31, 2021 and 26,844,715 authorized and issued at December 31, 2020)	16,355	3,829
General partner units (461,136 authorized and issued at December 31, 2021 and 2020)	2,029	1,892
Accumulated other comprehensive income	703	547
Total partners’ capital	19,087	6,268
Total liabilities and partners’ capital	$221,591	$237,548
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	For the Years Ended December 31,
	2021		2020		2019
	Units	Amount	Units	Amount	Units	Amount
	(in thousands of US dollars, except per unit amounts)
Common units
Beginning balance	26,844,715	$3,829	24,411,892	$61,013	21,916,024	$107,903
Conversion of units	—	—	2,092,709	(23,423)	2,131,459	(19,631)
Common units issued for vested Phantom Units	424,163	(860)	340,114	(1,789)	364,409	(1,829)
Net income (loss)	—	21,099	—	(19,464)	—	5,258
Unit based compensation expense	—	5,371	—	6,343	—	5,576
Distributions	—	(13,084)	—	(18,851)	—	(36,264)
Ending balance	27,268,878	16,355	26,844,715	3,829	24,411,892	61,013
Class A units
Beginning balance	—	—	—	—	38,750	1,018
Conversion of units	—	—	—	—	(38,750)	(1,018)
Net income (loss)	—	—	—	—	—	—
Unit based compensation expense	—	—	—	—	—	14
Forfeited units	—	—	—	—	—	—
Distributions	—	—	—	—	—	(14)
Ending balance	—	—	—	—	—	—
Subordinated units
Beginning balance	—	—	2,092,709	(22,597)	4,185,418	(39,723)
Conversion of units	—	—	(2,092,709)	23,423	(2,092,709)	20,637
Net income (loss)	—	—	—	(15)	—	462
Unit based compensation expense	—	—	—	—	—	2
Distributions	—	—	—	(811)	—	(3,975)
Ending balance	—	—	—	—	2,092,709	(22,597)
General partner units
Beginning balance	461,136	1,892	461,136	2,767	461,136	3,275
Capital contributions	—	—	—	—	—	—
Net income (loss)	—	359	—	(335)	—	796
Unit based compensation expense	—	1	—	1	—	—
Distributions	—	(223)	—	(541)	—	(1,304)
Ending balance	461,136	2,029	461,136	1,892	461,136	2,767
Accumulated other comprehensive income (loss)
Beginning balance		547		(127)		(3,009)
Cumulative translation adjustment		156		674		2,882
Ending balance		703		547		(127)
Total partners’ capital at December 31,		$19,087		$6,268		$41,056
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
COVID-19 Update
During 2020, the COVID-19 pandemic adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. As a result, beginning in March 2020, there was significant reductions in demand for crude oil, natural gas and natural gas liquids, which led to a decline in commodity prices. This drove Canadian producers to curtail production, which in turn resulted in lower crude oil supply levels and led to lower throughput volume through our facilities. However, the decline in throughput volumes at our facilities did not have a material impact on our results of operations or cash flows during 2020, as a substantial amount of our terminalling services operating cash flows are generated from take-or-pay contracts with minimum monthly commitment fees with mainly investment grade customers. While production has generally returned to pre-COVID levels, there still remains significant uncertainty given the unprecedented and evolving nature of the COVID-19 pandemic, the impact of any new variants of the virus and the state of the commodity markets. As such, we will continue to actively monitor their impact on our operations and financial condition.
Our capital accounts at both December 31, 2021 and 2020 include a 1.7% general partner interest held by USD Partners GP LLC, a wholly-owned subsidiary of USDG.

The composition of our capital accounts was as follows at the specified dates:

	December 31,
	2021	2020
Common units held by the Public	56.6%	56.0%
Common units held by USDG	41.7%	42.3%
General partner interest held by USD Partners GP LLC	1.7%	1.7%
	100.0%	100.0%
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
We recognize revenue for the terminalling services we provide based upon the contractual rates set forth in our agreements related to throughput volumes. We recognize revenue over time as we render services based on the throughput volumes handled at our terminals as this best represents the value of the services we provide to customers. Substantially all of the contracted capacity at our Hardisty Terminal and Stroud Terminal is contracted under agreements that contain “take-or-pay” provisions where we are entitled to the payment of minimum monthly commitment fees from our customers, regardless of whether the specified throughput volume to which the customer committed is achieved.
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
Fleet Services Revenues
Our fleet services contracts provide for the sourcing of railcar fleets and related logistics and maintenance services. We allocate revenue between the lease and service components based on relative standalone values and account for each component under the applicable accounting guidance. We record revenues for fleet leases on a gross basis, since we are deemed the primary obligor for the services.
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

Inventory
Our inventory is comprised of crude oil we acquired on a temporary basis in connection with buy-sell arrangements that we entered into during 2021, in which we take title to commodities solely while in our terminals. We record our inventory at cost, representing the amount we pay to purchase the crude oil, and account for it on a first-in, first-out, or FIFO, basis. The purchase price we pay for the crude oil is set forth in our buy-sell agreements and is determined from an indexed market price less an agreed-upon rate differential. The market prices at which we ultimately sell the crude oil is determined based on the same indexed market price as the crude oil purchase, less an agreed-upon rate differential that is smaller than the rate differential used to determine the cost. The difference between the purchase price and the selling price establishes a fixed amount we receive, on a per barrel basis, when the inventory is sold pursuant to the terms of our buy-sell arrangements, eliminating any commodity price exposure to us. Based on the terms of our buy-sell arrangements, the selling price will always be greater than the cost of our inventory. The resulting income we receive represents a fee for the terminalling services we provide our customers, which we record net in “Terminalling services” revenues on our consolidated statement of income.
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
Legal obligations exist for our West Colton Terminal facilities due to terms within our lease agreements with the lessor that require us to remove our facilities at final abandonment. We generally own the land on which our Casper, Stroud and Hardisty terminals and related facilities reside and as a result, similar legal obligations generally do not exist that would require us to remove our Casper, Stroud and Hardisty facilities at final abandonment. However, a portion of the Casper Terminal and pipeline, and the Stroud pipeline, are on land that is owned by third parties for which we have been granted a lease, license or right-of-way, where the land owner has the option to either purchase the facilities from us at salvage value, or to require us to remove our facilities at the termination of the lease, license or right-of-way and restore the land to its original condition.
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
Lessee Accounting
We lease assets from third parties for use in our operations, which primarily include railcars, buildings, storage tanks, equipment, offices, railroad track and land. The general terms of our lease agreements require monthly payments in advance, in arrears or upon receipt, some of which include variable payments attributable to index-based rate escalations and freight associated with railcar returns. A majority of our leases do not include renewal options, or rights to early termination of the lease agreements. However, on occasion we enter into lease agreements that have renewal options. For these leases, we include the renewal options to extend the lease in our operating lease right-of-use assets and liabilities when it is reasonably certain that we will exercise the renewal option. Additionally, our leases do not include residual value guarantees, nor do they impose any significant covenants or restrictions on us. As discussed below under Lessor Accounting, we effectively sublease all of our leased railcars to customers under terms similar to the terms of our lease agreements with a railcar manufacturer from whom we lease the railcars. We also lease a storage tank from a third-party provider of crude oil storage that we sublease to a customer of our Stroud Terminal.
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

Lessor Accounting
We effectively lease railcars and storage tanks to customers of our terminalling facilities to meet their logistical needs for the movement of crude oil to refineries and market centers. Additionally, the related party terminalling services agreement associated with renewable diesel at our West Colton Terminal is accounted for as a lease income to us. The general terms of our lease agreements require monthly payments, some of which include variable payments attributable to index-based rate escalations and freight associated with railcar returns. Under the master service agreements for the railcars we lease, we also charge a fee for the various freight monitoring, scheduling, maintenance and related services we provide to customers that lease railcars from us, representing a non-lease component that we account for separately. Our storage tank leases contain standard renewal options for periods up to 12 months following the end of the initial lease term. Additionally, our storage tank leases include charges for blending and mixing services as well as pump over charges, representing non lease components that we account for separately. Our railcar master fleet services agreements and storage tank leases do not generally include rights to early termination of the agreements, nor do they include residual value guarantees. None of the customers on our railcar master fleet services agreements and storage tank leases have options to purchase the underlying assets. As discussed above under Lessee Accounting, we effectively sublease all of our leased railcars to customers under terms similar to the terms of our lease agreements with the railcar manufacturer from whom we lease the railcars. We also lease a storage tank from a third-party provider of crude oil storage that we sublease to a customer of our Stroud Terminal. The general terms of the related party terminalling services agreement associated with renewable diesel at our West Colton Terminal requires monthly payments for a minimum volume commitment and also includes variable payments attributable to throughput that is delivered over the monthly minimum commitment and variable payments attributable to indexed-based rate escalations.
We recognize revenue from our lessor operating lease contracts that contain escalation clauses for fixed amounts during the lease term, on a straight-line basis over the term of the lease in our consolidated statements of operations. The difference between fleet lease revenue and the amounts received under the lease contract are included in “Other current assets — related party,” “Other non-current assets — related party,” “Other current liabilities— related party” and “Other non-current liabilities — related party” in our Consolidated Balance Sheets.
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
We continue to depreciate property that we own and lease to third-party customers in accordance with our standard depreciation policies. We record lease income typically on a straight-line basis over the lease term.
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
Derivative Financial Instruments
Our net income or loss and cash flows are subject to volatility stemming from changes in interest rates on our variable rate debt obligations and fluctuations in foreign currency exchange rates. In order to manage our exposure to fluctuations in interest rates and foreign currency exchange rates and the related risks to our unitholders, we use derivative financial instruments to offset a portion of these risks. We have a program that utilizes futures, forwards, swaps, options and other financial instruments with similar characteristics, to reduce the risks associated with volatility in our interest rates on our variable rate debt and the effects of foreign currency exposures related to our Canadian subsidiaries, which have cash flows denominated in Canadian dollars. Under this program, our strategy is for the changes in value of the derivative contracts to mitigate adverse changes in our cash flows associated with the changes in interest rates and foreign currency exchange rates to the extent practical. Economically, the derivative contracts help us to limit our exposure such that the interest rates on our variable rate debt and foreign currency exchange rates will effectively lie between the floor and the ceiling of the rates set forth in the derivative contacts or otherwise fix the rates at a specified date and amount.
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
The formula for distributing available cash as set forth in our partnership agreement is as follows:

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Thereafter	Amounts above $0.431250	50%	50%

(1)    Calculated as if our general partner holds the original 2% general partner interest in us, which is currently 1.7%.
We determined basic and diluted net income (loss) per limited partner unit as set forth in the following tables:

	For the Year Ended December 31, 2021
	Common Units	Subordinated Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$21,099	$—	$359	$21,458
Less: Distributable earnings (2)	13,415	—	227	13,642
Excess net income	$7,684	$—	$132	$7,816
Weighted average units outstanding (3)	27,182	—	461
Distributable earnings per unit (4)	$0.49	$—
Underdistributed earnings per unit (5)	0.28	—
Net income per limited partner unit (basic and diluted) (6)	$0.77	$—

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. There were no amounts attributed to the general partner for its incentive distribution rights.
(2)Represents the per unit distribution paid of $0.1135 per unit for the three months ended March 31, 2021, the per unit distribution paid of $0.116 for the three months ended June 30, 2021, the per unit distribution paid of $0.1185 for the three months ended September 30, 2021, and the per unit distributable of $0.121 per unit for the three months ended December 31, 2021, representing the full year distribution amount of $0.469 per unit. Amounts presented for each class of units include a proportionate amount of the $489 thousand distributed and $163 thousand distributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
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
(6)Our computation of net income per limited partner unit excludes the effects of 1,343,765 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
(7)In February 2020, the final tranche of 2,092,709 subordinated units were converted into common units and therefore there were no subordinated units outstanding during 2021. Refer to Note 19. Partners’ Capital for more information.

	For the Year Ended December 31, 2020
	Common Units	Subordinated Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net loss attributable to general and limited partner interests in USD Partners LP (1)	$(19,464)	$(15)	$(335)	$(19,814)
Less: Distributable earnings (2)	12,515	—	215	12,730
Distributions in excess of earnings	$(31,979)	$(15)	$(550)	$(32,544)
Weighted average units outstanding (3)	26,514	286	461
Distributable earnings per unit (4)	$0.47	$—
Overdistributed earnings per unit (5)	(1.21)	(0.05)
Net loss per limited partner unit (basic and diluted) (6)	$(0.74)	$(0.05)

(1)Represents net loss allocated to each class of units based on the actual ownership of the Partnership during the period. There were no amounts attributed to the general partner for its incentive distribution rights.
(2)Represents the per unit distributions paid of $0.111 per unit for the three months ended March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020, representing the full year distribution of $0.444 per unit. Amounts presented for each class of units include a proportionate amount of the $608 thousand distributed for the year to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
(3)    Represents the weighted average units outstanding for the year.
(4)    Represents the total distributable earnings divided by the weighted average number of units outstanding for the year.
(5)    Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the year.
(6)    Our computation of net loss per limited partner unit excludes the effects of 1,364,902 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
(7)    In February 2020, the final vesting tranche of 2,092,709 subordinated units were converted into common units. Refer to Note 19. Partners’ Capital for more information.

	For the Year Ended December 31, 2019
	Common Units	Subordinated Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$5,258	$462	$796	$6,516
Less: Distributable earnings (2)	37,473	3,214	1,392	42,079
Distributions in excess of earnings	$(32,215)	$(2,752)	$(596)	$(35,563)
Weighted average units outstanding (3)	24,078	2,379	461
Distributable earnings per unit (4)	$1.56	$1.35
Overdistributed earnings per unit (5)	(1.34)	(1.16)
Net income per limited partner unit (basic and diluted) (6)	$0.22	$0.19

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the year. The net income for each class of limited partner interest has been reduced by its proportionate amount of the approximate $685 thousand attributed to the general partner for its incentive rights.
(2)Represents the per unit distribution paid of $0.3625 per unit for the three months ended March 31, 2019, the per unit distribution of $0.365 per unit for the three months ended June 30, 2019, the per unit distribution of $0.3675 per unit for the three months ended September 30, 2019 and the per unit distribution of $0.37 per unit for the three months ended December 31, 2019, representing the full year distribution of $1.465 per unit. Amounts presented for each class of units include a proportionate amount of the $1.9 million distributed for the year to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.

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
Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our Terminalling and Fleet services agreements as of December 31, 2021 are as follows for the periods indicated:

	2022	2023	2024	2025	2026	Thereafter	Total
	(in thousands)
Terminalling Services (1)(2)	$75,823	$37,990	$19,551	$19,551	$19,551	$89,609	$262,075
Fleet Services	1,195	—	—	—	—	—	1,195
Total	$77,018	$37,990	$19,551	$19,551	$19,551	$89,609	$263,270

(1)    A significant portion of our terminalling services agreements are denominated in Canadian dollars. We have converted the remaining performance obligations associated with these Canadian dollar-denominated contracts using the year-to-date average exchange rate of 0.7978 U.S. dollars for each Canadian dollar at December 31, 2021.
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
We had the following amounts outstanding associated with our contract assets on our consolidated balance sheets in the financial statement line items presented below in the following table for the indicated periods:

	December 31,
	2021	2020
	(in thousands)
Other current assets	$—	$1,622

Deferred Revenue
Our deferred revenue is a form of a contract liability and consists of amounts collected in advance from customers associated with their terminalling and fleet services agreements and deferred revenues associated with make-up rights, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We currently recognize substantially all of the amounts we receive for minimum volume commitments as revenue when collected, since breakage associated with these make-up rights is currently approximately 97% based on our expectations around usage of these options. Accordingly, we had $1.4 million of deferred revenue at December 31, 2021 for estimated breakage associated with the make-up rights options we granted to our customers. There were no deferred revenues associated with make-up rights at December 31, 2020.
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
The following table presents the amounts outstanding on our consolidated balance sheets and changes associated with the balance of our deferred revenue for the year ended December 31, 2021:

	December 31, 2020	Cash Additions for Customer Prepayments	Balance Sheet Reclassification	Revenue Recognized	December 31, 2021
	(in thousands)
Deferred revenue (1)	$6,367	$6,889	$—	$(6,367)	$6,889
Other current liabilities	$—	$—	$6,086	$(1,024)	$5,062
Other non-current liabilities (2)	$10,087	$3,647	$(6,086)	$—	$7,648

(1)    Includes deferred revenue of $1.4 million for estimated breakage associated with the make-up right options we granted our customers, as discussed above.
(2)    Includes cumulative revenue that has been deferred due to tiered billing provisions included in certain of our Canadian dollar-denominated contracts, as discussed above. As such, the change in “Other non-current liabilities” presented has been increased by $35 thousand due to the impact of the change in the end of period exchange rate between December 31, 2021 and 2020.
Deferred Revenue — Fleet Leases
Our deferred revenue also includes advance payments from customers of our Fleet services business, which will be recognized as Fleet leases revenue when earned pursuant to the terms of our contractual arrangements. We have included $0.4 million at December 31, 2020, in “Deferred revenue — related party” on our consolidated balance sheets associated with customer prepayments for our fleet lease agreements. We had no amounts at December 31, 2021. Refer to Note 8. Leases for additional discussion of our lease revenues.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amount shown in our consolidated statements of cash flows for the specified periods:

	December 31,
	2021	2020	2019
	(in thousands)
Cash and cash equivalents	$3,747	$3,040	$3,083
Restricted cash	7,176	7,954	7,601
Total cash, cash equivalents and restricted cash	$10,923	$10,994	$10,684

6. ACCOUNTS RECEIVABLE
We had no allowances for doubtful accounts at December 31, 2021 and 2020. In addition, we had no bad debt expense for the years ended December 31, 2021, 2020 and 2019 in our consolidated statements of operations.

7. PROPERTY AND EQUIPMENT
Our property and equipment is composed of the following asset classifications as of the dates indicated:

	December 31,		Estimated Useful Lives (Years)
	2021	2020
	(in thousands)
Land	$10,298	$10,288	N/A
Trackage and facilities	129,242	127,401	10-30
Pipeline	32,735	32,735	20-30
Equipment	17,944	17,337	3-20
Furniture	67	67	5-10
Total property and equipment	190,286	187,828
Accumulated depreciation	(58,045)	(48,630)
Construction in progress (1)	861	643
Property and equipment, net	$133,102	$139,841

(1) The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that has not been placed into productive service as of the respective consolidated balance sheet date.
Depreciation
Depreciation expense associated with property and equipment totaled $9.5 million, $8.9 million, and $8.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
We did not have any capitalized interest costs included in our Pipeline assets for the years ended December 31, 2021 and 2020. We had $0.6 million of capitalized interest costs for the year ended December 31, 2019.

8. LEASES
Lessee
We have noncancelable operating leases for railcars, buildings, storage tanks, offices, railroad tracks, and land. Refer to Note 2. Summary of Significant Accounting Policies for additional discussion of our lease policies.

For the Year Ended December 31, 2021
Weighted-average discount rate	5.8%
Weighted average remaining lease term in years	2.24 years
Our total lease cost consisted of the following items for the dates indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Operating lease cost	$6,018	$5,940	$5,935
Short term lease cost	138	180	196
Variable lease cost	54	16	6
Sublease income	(5,395)	(5,372)	(5,344)
Total	$815	$764	$793
The maturity analysis below presents the undiscounted cash payments we expect to make each period for property that we lease from others under noncancelable operating leases as of December 31, 2021 (in thousands):

2022	$4,859
2023	147
2024	115
2025	114
2026	117
Thereafter	505
Total lease payments	$5,857
Less: imputed interest	(390)
Present value of lease liabilities	$5,467
Lessor
We serve as an intermediary to assist our customers with obtaining railcars. In connection with our leasing of railcars from third parties, we simultaneously enter into lease agreements with our customers for noncancelable terms that are designed to recover our costs associated with leasing the railcars plus a fee for providing this service. In addition to these leases we also have lease income from storage tanks and lease income from the new related party terminalling services agreement associated with transloading renewable diesel at our West Colton Terminal that commenced in December 2021. Refer to Note 13. Transactions with Related Parties for additional discussion.

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands, except lease term)
Lease income (1)	$8,560	$9,295	$9,509
Weighted average remaining lease term in years	3.70 years

(1)    Lease income presented above includes lease income from related parties. Refer to Note 13. Transactions with Related Parties for additional discussion of lease income from a related party. In addition, lease income as discussed above totaling $4.6 million, $5.3 million and $5.5 million for the years ended December 31, 2021, 2020, and 2019, respectively, is included in “Terminalling services” and “Terminalling services — related party” revenues on our consolidated statement of operations.
The maturity analysis below presents the undiscounted future minimum lease payments we expect to receive from customers each period for property they lease from us under noncancelable operating leases as of December 31, 2021 (in thousands):

2022	$8,315
2023	2,656
2024	2,663
2025	2,656
2026	2,430
Thereafter	—
Total	$18,720

9. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. Our goodwill originated from our acquisition of the Casper Terminal, which is included in our Terminalling services segment.
Historically, we tested goodwill for impairment annually based on the carrying amounts of our reporting units on the first day of the third quarter of each year, or more frequently if events or changes in circumstances suggest that the fair value of a reporting unit is less than its carrying amount. In March of 2020, we tested the goodwill associated with our Casper Terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reductions of expected throughput levels and changes in expectations for current and future contracts at the Casper Terminal. Refer to Note 1. Organization and Description of Business—COVID-19 Update for more information.
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
We determined that the carrying amount of our Casper Terminal reporting unit exceeded its fair value at March 31, 2020. Accordingly, we recognized an impairment loss of $33.6 million in our goodwill asset and included this charge in “Goodwill impairment loss” within our consolidated statement of operations for the year ended December 31, 2020. For additional information see Note 2. Summary of Significant Accounting Policies. At December 31, 2021 we had no goodwill balance in our consolidated balance sheet.
Intangible Assets
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	December 31, 2021	December 31, 2020
	(in thousands)
Carrying amount:
Customer service agreements	$125,960	$125,960
Other	106	106
Total carrying amount	126,066	126,066
Accumulated amortization:
Customer service agreements	(77,115)	(64,520)
Other	(65)	(54)
Total accumulated amortization	(77,180)	(64,574)
Total intangible assets, net	$48,886	$61,492
Our identifiable intangible assets at December 31, 2021 and 2020, originated from our acquisition of the Casper Terminal and are directly associated with our Terminalling services segment. The acquisition date fair value attributed to the intangible assets was based on the present value of the future revenue stream expected to be derived from our relationships with existing customers of the Casper Terminal and the additional service potential associated with these assets, which we expect to continue over a period of approximately 10 years. We amortize our intangibles on a straight-line basis over the 10 year estimated useful lives of these assets.
The pre-tax amortization expense associated with intangible assets totaled $12.6 million for the years ended December 31, 2021, 2020 and 2019. We expect the annual pre-tax amortization expense associated with our intangible assets at December 31, 2021, to approximate $12.6 million for each of the next three years and $11.1 million for the fourth year.

10. DEBT
Credit Agreement
In November 2018, we amended and restated our senior secured credit agreement, which we originally established in October 2014. We refer to the amended and restated senior secured credit agreement executed in November 2018 as the Credit Agreement and the original senior secured credit agreement as the Previous Credit Agreement. Our Credit Agreement amended and restated in its entirety our Previous Credit Agreement.
On October 29, 2021, we entered into an amendment to our Credit Agreement, referred to as the Credit Agreement, as amended, with a syndicate of lenders. The Credit Agreement, as amended, extends the maturity date of the agreement by one year and decreases the aggregate borrowing capacity of the facility from $385 million to $275 million. The Credit Agreement, as amended, also reflects the resignation of Citibank, N.A. as administrative agent and swing line lender under the facility and the appointment of Bank of Montreal as the successor administrative agent and swing line lender under the facility. The Credit Agreement, as amended, sets forth provisions for replacing LIBOR with an alternative benchmark rate.
Our Credit Agreement, as amended, matures on November 2, 2023. Our Credit Agreement, as amended, provides us with the ability to request an additional one-year maturity date extension, subject to the satisfaction of certain conditions including consent of the lenders, and allows us the option to increase the maximum amount of credit available up to a total facility size of $390 million, subject to receiving increased commitments from lenders and satisfaction of certain conditions. The Credit Agreement, as amended, keeps the financial covenants substantially consistent with our Credit Agreement. Our Credit Agreement, as amended, contains customary representations, warranties, covenants and events of default for facilities of this type. In connection with establishing the Credit Agreement, as amended, we incurred additional deferred financing costs of $1.6 million and expensed $258 thousand of previously deferred financing costs that were associated with the Credit Agreement prior to its amendment due primarily to a change in the lender base between the agreements. The deferred financing costs from the Credit Agreement, as amended, along with the remaining deferred financing costs from the Credit Agreement prior to the amendment will be amortized over the remaining term of the Credit Agreement, as amended, using the straight line method, which approximates the effective interest method.
Our Credit Agreement, as amended, and any issuances of letters of credit are available for working capital, capital expenditures, general partnership purposes and continue the indebtedness outstanding under the Previous Credit Agreement. The Credit Agreement, as amended, includes an aggregate $20 million sublimit for standby letters of credit and a $20 million sublimit for swingline loans. Obligations under the Credit Agreement, as amended, are guaranteed by our restricted subsidiaries (as such term is defined therein) and are secured by a first priority lien on our assets and those of our restricted subsidiaries, other than certain excluded assets.
Our borrowings under the Credit Agreement, as amended, bear interest at either a base rate plus an applicable margin ranging from 1.00% to 2.00%, or at a rate based on the London Interbank Offered Rate, or LIBOR, or a comparable or successor rate plus an applicable margin ranging from 2.00% to 3.00%. The applicable margin, as well as a commitment fee of 0.375% to 0.50% per annum on unused commitments under the Credit Agreement, as amended, will vary based upon our consolidated net leverage ratio, as defined in our Credit Agreement, as amended.
Our Credit Agreement, as amended, contains affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of our restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, engage in certain business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets, enter into burdensome agreements or enter into transactions with affiliates on terms that are not at arm’s length, in each case, subject to exceptions.
Additionally, we are required to maintain the following financial ratios, each determined on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, on an annualized basis):
•Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 2.50 to 1.00;
•Consolidated Net Leverage Ratio of not greater than 4.50 to 1.00 (or 5.00 to 1.00 at any time after we have issued at least $150 million of certain qualified unsecured notes and for so long as the notes remain outstanding (the “Qualified Notes Requirement”)). In addition, upon the consummation of a Specified Acquisition (as defined in our Credit Agreement, as amended), for the fiscal quarter in which the Specified Acquisition is consummated and for two fiscal quarters immediately following such fiscal quarter (the “Specified Acquisition Period”), if timely elected by us by written notice to the Administrative Agent, the maximum permitted ratio shall be increased to 5.00 to 1.00 (or 5.50 to 1.00 if the Qualified Notes Requirement has been met); and
•after we have met the Qualified Notes Requirement, a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement, as amended) of not greater than 3.50 to 1.00 (or 4.00 to 1.00 during a Specified Acquisition Period).
Our Credit Agreement, as amended, generally prohibits us from making cash distributions (subject to exceptions as set forth in the Credit Agreement). However, so long as no default exists or would be caused by making a cash distribution, we may make cash distributions to our unitholders up to the amount of our available cash (as defined in our partnership agreement).
The Credit Agreement, as amended, contains events of default, including, but not limited to (and subject to grace periods in circumstances set forth in the Credit Agreement, as amended), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant (subject in some cases to certain grace periods or other qualifications), any representation, warranty or certification made or deemed made in the agreements or related loan documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in our ownership or the ownership of our general partner, certain material judgments or orders, ERISA events or the invalidity of the loan documents. Upon the occurrence and during the continuation of an event of default under the agreements, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against us and the collateral as may be available to the lenders under the agreements and related documentation or applicable law.
As of December 31, 2021, we were in compliance with the covenants set forth in our Credit Agreement, as amended.
The weighted average interest rate on our outstanding indebtedness was 2.35% and 2.66% at December 31, 2021 and 2020, respectively, without consideration to the effect of our derivative contracts.
Effective August 2020, we entered into an interest rate derivative with a notional amount of $150 million to manage our exposure to fluctuations in the rates of interest we are charged on our Credit Agreement. Refer to Note 18. Derivative Financial Instruments for additional discussion of this derivative contract.
Our long-term debt balances included the following components as of the specified dates:

	December 31,
	2021	2020
	(in thousands)
Revolving Credit Facility	$168,000	$197,000
Less: Deferred financing costs, net	(1,997)	(1,520)
Total long-term debt, net	$166,003	$195,480
We determined the capacity available to us under the terms of our Credit Agreement, as amended, was as follows, as of the specified dates:

	December 31,
	2021	2020
	(in millions)
Aggregate borrowing capacity under the Credit Agreement, as amended	$275.0	$385.0
Less: Revolving Credit Facility amounts outstanding	168.0	197.0
Available under the Credit Agreement, as amended, based on capacity	$107.0	$188.0
Available under the Credit Agreement, as amended, based on covenants (1)	$80.0	$53.2

(1)    Pursuant to the terms of our Credit Agreement, as amended, our borrowing capacity, currently, is limited to 4.5 times our trailing 12-month consolidated EBITDA.

Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Interest expense on Credit Agreement	$5,360	$8,103	$11,492
Capitalized interest on construction in progress	—	—	(558)
Amortization of deferred financing costs	1,131	829	1,072
Total interest expense	$6,491	$8,932	$12,006

11. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty Terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty Terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty Terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty Terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred pipeline fees of $24.3 million, $23.9 million and $21.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, which are presented as “Pipeline fees” in our consolidated statements of operations. We have included a liability related to this agreement in “Other current liabilities” on our consolidated balance sheets of $0.5 million and $2.3 million at December 31, 2021 and 2020, respectively. As discussed in Note 4. Revenues, we have deferred revenue that represents cumulative revenue that has been deferred due to tiered billing provisions, which also results in a deferred pipeline fee expense that is recorded as assets on our Consolidated Balance Sheet. As such, we have included assets related to this agreement in “Prepaid expenses” of $1.7 million at December 31, 2021 and “Other non-current assets” of $1.9 million and $2.9 million at December 31, 2021 and 2020, respectively, which we will recognize as expense concurrently with the recognition of the associated revenues at out Hardisty Terminal. We had no amounts related to this agreement in “Prepaid expenses” at December 31, 2020.

12. NONCONSOLIDATED VARIABLE INTEREST ENTITIES
Historically we entered into purchase, assignment and assumption agreements to assign payment and performance obligations for certain operating lease agreements with lessors, as well as customer fleet service payments related to these operating leases, with unconsolidated entities in which we have variable interests. These variable interest entities, or VIEs, include LRT Logistics Funding LLC, USD Fleet Funding LLC, USD Fleet Funding Canada Inc., and USD Logistics Funding Canada Inc. We treated these entities as variable interests under the applicable accounting guidance due to their having an insufficient amount of equity invested at risk to finance their activities without additional subordinated financial support. We were not the primary beneficiary of the VIEs, as we did not have the power to direct the activities that most significantly affected the economic performance of the VIEs, nor did we have the power to remove the managing member under the terms of the VIEs’ limited liability company agreements. Accordingly, we did not consolidate the results of the VIEs in our consolidated financial statements.
As of the end of February 2021, the remaining railcar leases associated with these VIEs were either assigned directly to our customers or have expired. As such, we have terminated our relationship with these VIEs discussed herein effective as of the end of February 2021.

The following tables summarize the total assets and liabilities between us and the VIEs as reflected in our consolidated balance sheets at December 31, 2020, as well as our maximum exposure to losses from entities in which we had a variable interest, but are not the primary beneficiary. Generally, our maximum exposure to losses was limited to amounts receivable for services we provided, reduced by any related liabilities.

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
USDG is the sole owner of our general partner and at December 31, 2021, owns 11,557,090 of our common units representing a 41.7% limited partner interest in us. As of December 31, 2021, a value of up to $10.0 million of these common units were pledged as collateral under USDG’s letter of credit facility. USDG also provides us with general and administrative support services necessary for the operation and management of our business.
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
USD Terminals Canada II ULC, or USDTC II, is an indirect, wholly-owned Canadian subsidiary of USDG, organized for the purposes of pursuing expansion and other development opportunities associated with our Hardisty Terminal, pursuant to the Development Rights and Cooperation agreement between our wholly-owned subsidiary USD Terminals Canada ULC, or USDTC, and USDG. USDTC owns the legacy crude oil loading facility we refer to as the Hardisty Terminal. USDTC II completed construction of the Hardisty South expansion, or Hardisty South, which commenced operations in January 2019. Hardisty South, which is owned and operated by USDTC II, added one and one-half 120-railcar unit trains of transloading capacity per day, or approximately 112,500 barrels per day, of takeaway capacity to the terminal by modifying the existing loading rack and building additional infrastructure and trackage.
USD Clean Fuels LLC, or USDCF, is a newly formed subsidiary of USD organized for the purpose of providing production and logistics solutions to the growing market for clean energy transportation fuels.
Omnibus Agreement
We are a party to an omnibus agreement with USD, USDG and certain of their subsidiaries, or the Omnibus Agreement, including our general partner that provide for the following:
•our payment of an annual amount to USDG for providing certain general and administrative services by USDG and its affiliates and executive management services by officers of our general partner. We also incur and pay additional amounts that are based on the costs actually incurred by USDG and its affiliates in providing the services;
•our right of first offer, or ROFO, to acquire any Hardisty expansion projects, as well as other additional midstream infrastructure that USD and USDG may construct or acquire in the future;
•our obligation to reimburse USDG for any out-of-pocket costs and expenses incurred by USDG in providing general and administrative services (which reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement), as well as any other out-of-pocket expenses incurred by USDG on our behalf; and
•an indemnity by USDG for certain environmental and other liabilities, and our obligation to indemnify USDG and its subsidiaries for events and conditions associated with the operation of our assets that occur after October 15, 2014, and for environmental liabilities related to our assets to the extent USDG is not required to indemnify us.
So long as USDG controls our general partner, the Omnibus Agreement will remain in full force and effect. If USDG ceases to control our general partner, either party may terminate the Omnibus Agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.
Payment of Annual Fee and Reimbursement of Expenses
We pay USDG, in equal monthly installments, the annual amount USDG estimates will be payable by us during the calendar year for providing services for our benefit. The Omnibus Agreement provides that this amount, which included a fixed annual fee of $3.3 million for the years ended December 31, 2021 and 2020, and $3.6 million for the year ended December 31, 2019, may be adjusted annually to reflect, among other things, changes in the scope of the general and administrative services provided to us due to a contribution, acquisition or disposition of assets by us, or our subsidiaries, or for changes in any law, rule or regulation applicable to us, which affects the cost of providing the general and administrative services. We also reimburse USDG for any out-of-pocket costs and expenses incurred on our behalf in providing general and administrative services to us. This reimbursement is in addition to the amounts we pay to reimburse our general partner and its affiliates for certain costs and expenses incurred on our behalf for managing our business and operations, as required by our partnership agreement.
The total amounts charged to us under the Omnibus Agreement for the years ended December 31, 2021, 2020 and 2019 was $6.8 million, $7.4 million and $8.1 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of operations. We had a payable balance of $1.4 million and $0.3 million with respect to these costs at December 31, 2021 and 2020, respectively, included in “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.
Right of First Offer
In October 2014, we entered into the Omnibus Agreement with USD and USDG, pursuant to which we were granted a ROFO on any midstream infrastructure assets that they may develop, construct, or acquire for a period of seven years. In June 2021, we entered into an Amended and Restated Omnibus Agreement with USD, USDG and certain other of their subsidiaries, which amends and restates the Omnibus Agreement, dated October 15, 2014, to extend the termination date of the ROFO period as defined in the Omnibus Agreement, by an additional five years such that the ROFO Period will terminate on October 15, 2026 unless a Partnership Change of Control, as defined in the Omnibus Agreement, occurs prior to such date.
Under the Omnibus Agreement, prior to engaging in any negotiation regarding the sale, transfer or disposition of certain specified expansion projects at our Hardisty Terminal retained by USDG or any other midstream infrastructure assets that USD or USDG may develop, construct or acquire, USD or USDG is required to provide written notice to us setting forth the material terms and conditions upon which USD or USDG would sell or transfer such assets or businesses to us. Following the receipt of such notice, we will have 60 days to determine whether the asset is suitable for our business at that particular time and to propose a transaction with USD or USDG. We and USD or USDG will then have 60 days to negotiate in good faith to reach an agreement on such transaction. If we and USD or USDG, as applicable, are unable to agree on terms during such 60-day period, then USD or USDG, as applicable, may transfer such asset to any third party during a 180-day period following the expiration of such 60-day period on terms generally no less favorable to the third party than those included in the written notice.
Our decision to make any offer will require the approval of the conflicts committee of the board of directors of our general partner. The consummation and timing of any acquisition by us of the assets covered by our ROFO will depend on, among other factors, USD or USDG’s decision to sell an asset covered by our ROFO, our ability to reach an agreement with USD or USDG on the price and other terms and our ability to obtain financing on acceptable terms. USD or USDG are under no obligation to accept any offer that we may choose to make.
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
Indemnification
USDG indemnifies us for liabilities, subject to an aggregate deductible of $500,000 relating to:
•the consummation of the transactions in connection with USDG’s initial contribution of assets to us in October 2014;
•events and conditions associated with any assets retained by USDG; and
•all tax liabilities attributable to the assets contributed to us that arose prior to the closing of USDG’s initial contribution of assets to us in October 2014.
Marketing Services Agreement — Stroud Terminal
In connection with our purchase of the Stroud Terminal, we entered into a Marketing Services Agreement with USDM, or the Stroud Terminal MSA, in May 2017, whereby we granted USDM the right to market the capacity at the Stroud Terminal in excess of the original capacity of our initial customer in exchange for a nominal per barrel fee. USDM is obligated to fund any related capital costs associated with increasing the throughput or efficiency of the terminal to handle additional throughput. Upon expiration of our contract with the initial Stroud customer in June 2020, the same marketing rights now apply to all throughput at the Stroud Terminal in excess of the throughput necessary for the Stroud Terminal to generate Adjusted EBITDA that is at least equal to the average monthly Adjusted EBITDA derived from the initial Stroud customer during the 12 months prior to expiration. We also granted USDG the right to develop other projects at the Stroud Terminal in exchange for the payment to us of market-based compensation for the use of our property for such development projects. Any such development projects would be wholly-owned by USDG and would be subject to our existing ROFO with respect to midstream projects developed by USDG. Payments made under the Stroud Terminal MSA during the periods presented in this Report are discussed below under the heading “Related Party Revenue and Deferred Revenue.”
Marketing Services Agreement - West Colton Terminal
In June 2021, we entered into a new terminalling services agreement with USDCF that is supported by a minimum throughput commitment to USDCF from an investment-grade rated, refining customer as well as a performance guaranty from USD. The terminalling services agreement provides for the inbound shipment of renewable diesel on rail at our West Colton Terminal and the outbound shipment of the product on tank trucks to local consumers. The new terminalling services agreement has an initial term of five years and commenced on December 1, 2021. We have modified our existing West Colton Terminal so that it now has the capability to transload renewable diesel in addition to the ethanol that it has been transloading.
In exchange for the new terminalling agreement at our West Colton Terminal with USDCF discussed above, we also entered into a Marketing Services Agreement in June 2021, or the West Colton MSA, with USDCF pursuant to which we agreed to grant USDCF marketing and development rights pertaining to future renewable diesel opportunities associated with the West Colton Terminal in excess of the initial renewable diesel terminalling services agreement simultaneously executed in June 2021 between us and USDCF. These rights entitle USDCF to market all additional renewable diesel opportunities at the West Colton Terminal during the initial term of the USDCF agreement, and following the initial term of that agreement, all renewable diesel opportunities at the West Colton Terminal in excess of the throughput necessary to generate Adjusted EBITDA for the West Colton Terminal that is at least equal to the average monthly Adjusted EBITDA derived from the initial USDCF agreement during the 12 months prior to expiration of that agreement’s initial five-year term. Pursuant to the West Colton MSA, USDCF will fund any related capital costs associated with increasing the throughput or efficiency of the terminal to handle additional renewable diesel opportunities. In addition, we granted USDCF the right to develop other renewable diesel projects at the West Colton Terminal in exchange for a per barrel fee covering our associated operating costs. Any such development projects would be wholly-owned by USD and would be subject to the ROFO with respect to midstream infrastructure developed by USD. There have been no payments made under the West Colton MSA during the periods presented in this Report.
Hardisty Terminalling Services Agreement
We entered into a terminalling services agreement with USDTC II in 2019, whereby Hardisty South will provide terminalling services for a third-party customer of our Hardisty Terminal for contracted capacity that exceeds the transloading capacity currently available. We incurred $8.1 million, $8.3 million and $5.0 million of expenses pursuant to the arrangement for the years ended December 31, 2021, 2020, and 2019, respectively, which amounts are included in “Operating and maintenance expense — related party” in our consolidated statements of operations. These costs represent the same rate, on a per barrel basis, that we received as revenue from our third-party customer, which is included in “Terminalling Services” revenue in our consolidated statements of operations. Additionally, in conjunction with the agreement, we recorded a contract asset of $2.5 million and $1.7 million at December 31, 2021 and 2020, respectively, on our consolidated balance sheet in “Other current assets — related party” and “Other non-current assets — related party,” representing prepaid expense associated with this agreement due to tiered billing provisions in the related terminalling services agreements.
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
Related Party Revenue and Deferred Revenue
We have agreements to provide terminalling and fleet services for USDM with respect to our Hardisty Terminal and terminalling services with respect to our Stroud Terminal, which also include reimbursement to us for certain out-of-pocket expenses we incur, discussed in more detail below. Additionally, as previously discussed, we also entered into a new terminalling services agreement at our West Colton Terminal with USDCF that became effective December 1, 2021.
USDM assumed the rights and obligations for terminalling capacity at our Hardisty Terminal from another customer in June 2017 to facilitate the origination of crude oil barrels by the Stroud customer from our Hardisty Terminal for delivery to the Stroud Terminal. As a result of USDM assuming these rights and obligations and in order to accommodate the needs of the Stroud customer, the contracted term for the capacity held by USDM at our Hardisty Terminal was extended from June 30, 2019 to June 30, 2020. The terms and conditions of these agreements were similar to the terms and conditions of agreements we have with other parties at the Hardisty Terminal that are not related to us. USDM’s agreement with the third-party customer was renewed and extended, effective July 1, 2020, and USDM subsequently assigned its terminalling services agreement with the third-party customer directly to us and is therefore no longer a customer at our Hardisty Terminal. USDM controlled approximately 25% of the available monthly capacity of the Hardisty Terminal through June 30, 2020.

In connection with our purchase of the Stroud Terminal, we also entered into a Marketing Services Agreement with USDM, as discussed above. Pursuant to the terms of the agreement, we receive a fixed amount per barrel from USDM in exchange for marketing the additional capacity available at the Stroud Terminal. Effective August 2021, upon the commencement of the contract changes associated with the successful completion of the diluent recovery unit, or DRU project, the existing customer elected to fully terminate the volume commitments attributable to USDM at the Stroud Terminal, and therefore effective August 2021, we are no longer receiving a fixed fee payment from USDM. However, the MSA is still effective for any future customer contracts obtained by USDM at the Stroud Terminal.
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
Our related party revenue from USD and affiliates are presented below in the following table for the indicated periods:

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Terminalling services — related party	$2,753	$10,031	$19,580
Fleet leases — related party	3,935	3,935	3,935
Fleet services — related party	910	910	910
Freight and other reimbursables — related party	—	66	238
	$7,598	$14,942	$24,663

We had the following amounts outstanding with USD and affiliates on our consolidated balance sheets as presented below in the following table for the indicated periods:

	December 31,
	2021	2020
	(in thousands)
Accounts receivable — related party	$2,953	$2,460
Accounts payable and accrued expenses — related party (1)	$63	$64
Other current and non-current assets — related party (2)	$2,487	$1,721
Other current liabilities — related party (3)	$64	$—
Deferred revenue — related party (4)	$—	$410

(1)Does not include amounts payable to related parties associated with the Omnibus Agreement, as discussed above.
(2)Includes a contract asset associated with the Hardisty Terminalling Services Agreement with USDTC II, as discussed above. Also includes a contract asset associated with a lease agreement with USDM, Refer to Note 4. Revenues for further discussion.
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

For the Year Ended December 31, 2021
Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 28, 2021	February 10, 2021	February 19, 2021	$1,283	$51
April 22, 2021	May 5, 2021	May 14, 2021	1,312	52
July 21, 2021	August 4, 2021	August 13, 2021	1,341	53
October 21, 2021	November 3, 2021	November 12, 2021	1,370	55
			$5,306	$211

For the Year Ended December 31, 2020
Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 30, 2020	February 10, 2020	February 19, 2020	$4,276	$372
April 23, 2020	May 5, 2020	May 15, 2020	1,283	51
July 23, 2020	August 4, 2020	August 14, 2020	1,283	51
October 22, 2020	November 3, 2020	November 13, 2020	1,283	51
			$8,125	$525

For the Year Ended December 31, 2019
Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 31, 2019	February 11, 2019	February 19, 2019	$4,161	$285
April 26, 2019	May 7, 2019	May 15, 2019	4,189	308
July 24, 2019	August 6, 2019	August 14, 2019	4,218	329
October 24, 2019	November 4, 2019	November 14, 2019	4,247	351
			$16,815	$1,273

14. COMMITMENTS AND CONTINGENCIES
Rail Service Agreements
We have rail service agreements at our terminal facilities with labor service providers that expired at various dates through 2020. After the initial term of the agreements, the rail service contracts will continue to be in effect for consecutive one-year terms unless either party provides the other party written notice prior to the end of the term. Under these agreements, we incurred $13.8 million, $10.8 million and $14.8 million in service fees for the years ended December 31, 2021, 2020 and 2019, respectively, which are recorded in “Subcontracted rail services” within our consolidated statements of operations.
Contingent Liabilities
From time to time, we may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. We do not believe that we are currently a party to any such proceedings that will have a material adverse impact on our financial condition or results of operations.

15. SEGMENT REPORTING
We manage our businesses in two reportable segments: Terminalling services and Fleet services. The Terminalling services segment charges minimum monthly commitment fees under multi-year take-or-pay contracts to load and unload various grades of crude oil into and from railcars, as well as fixed fees per gallon to transload ethanol and renewable diesel from railcars, including related logistics services. We also facilitate rail-to-pipeline shipments of crude oil. Our terminalling services segment also charges minimum monthly fees to store crude oil in tanks that are leased to our customers. The Fleet services segment provides customers with railcars and fleet services related to the transportation of liquid hydrocarbons under multi-year, take-or-pay contracts. Corporate activities are not considered a reportable segment, but are included to present shared services and financing activities which are not allocated to our established reporting segments.
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
Segment Allocation of Certain Selling, General and Administrative Costs
Historically, we have allocated certain selling, general and administrative expenses to our Terminalling services and Fleet services segments that included corporate function personnel costs for managing our business that are allocated to us by our general partner, as well as other administrative expenses including audit fees and certain consulting fees. Beginning with the first quarter in 2021, these selling, general, and administrative expenses that are not directly related to operating our Terminalling services and Fleet services segments will now be allocated to corporate selling, general, and administrative expenses to better reflect the financial results of our Terminalling services and Fleet services segments. The effect of the change in allocation of the certain selling, general and administrative expenses increases the segment profit for both the Terminalling and Fleet segments with a corresponding increase to the loss associated with Corporate activities, as compared to the method of allocation that was used in the prior periods.

	For the Year Ended December 31, 2021
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$113,810	$—	$—	$113,810
Terminalling services — related party	2,753	—	—	2,753
Fleet leases — related party	—	3,935	—	3,935
Fleet services	—	24	—	24
Fleet services — related party	—	910	—	910
Freight and other reimbursables	525	141	—	666
Freight and other reimbursables — related party	—	—	—	—
Total revenues	117,088	5,010	—	122,098
Operating costs
Subcontracted rail services	13,838	—	—	13,838
Pipeline fees	24,324	—	—	24,324
Freight and other reimbursables	525	141	—	666
Operating and maintenance	15,215	3,976	—	19,191
Selling, general and administrative	4,348	296	12,558	17,202
Goodwill impairment loss	—	—	—	—
Depreciation and amortization	22,075	—	—	22,075
Total operating costs	80,325	4,413	12,558	97,296
Operating income (loss)	36,763	597	(12,558)	24,802
Interest expense	—	—	6,491	6,491
Gain associated with derivative instruments	—	—	(4,129)	(4,129)
Foreign currency transaction loss (gain)	290	(2)	25	313
Other income, net	(29)	—	(2)	(31)
Provision for income taxes	629	71	—	700
Net income (loss)	$35,873	$528	$(14,943)	$21,458
Total assets	$213,250	$4,958	$3,383	$221,591
Capital expenditures	$2,389	$—	$—	$2,389

	For the Year Ended December 31, 2020
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$104,053	$—	$—	$104,053
Terminalling services — related party	10,031	—	—	10,031
Fleet leases— related party	—	3,935	—	3,935
Fleet services	—	203	—	203
Fleet services — related party	—	910	—	910
Freight and other reimbursables	744	101	—	845
Freight and other reimbursables — related party	—	66	—	66
Total revenues	114,828	5,215	—	120,043
Operating costs
Subcontracted rail services	10,845	—	—	10,845
Pipeline fees	23,862	—	—	23,862
Freight and other reimbursables	744	167	—	911
Operating and maintenance	14,650	4,096	—	18,746
Selling, general and administrative	5,767	879	11,611	18,257
Goodwill impairment loss	33,589	—	—	33,589
Depreciation and amortization	21,496	—	—	21,496
Total operating costs	110,953	5,142	11,611	127,706
Operating income (loss)	3,875	73	(11,611)	(7,663)
Interest expense	—	—	8,932	8,932
Loss associated with derivative instruments	—	—	3,896	3,896
Foreign currency transaction loss	188	1	78	267
Other income, net	(891)	(7)	(5)	(903)
Provision for (benefit from) income taxes	453	(494)	—	(41)
Net income (loss)	$4,125	$573	$(24,512)	$(19,814)
Total assets	$228,214	$8,668	$666	$237,548
Capital expenditures	$484	$—	$—	$484

	For the Year Ended December 31, 2019
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$87,173	$—	$—	$87,173
Terminalling services — related party	19,580	—	—	19,580
Fleet leases — related party	—	3,935	—	3,935
Fleet services	—	208	—	208
Fleet services — related party	—	910	—	910
Freight and other reimbursables	1,164	448	—	1,612
Freight and other reimbursables — related party	7	231	—	238
Total revenues	107,924	5,732	—	113,656
Operating costs
Subcontracted rail services	14,777	—	—	14,777
Pipeline fees	20,971	—	—	20,971
Freight and other reimbursables	1,171	679	—	1,850
Operating and maintenance	11,848	4,069	—	15,917
Selling, general and administrative	6,159	964	11,721	18,844
Goodwill impairment loss	—	—	—	—
Depreciation and amortization	20,664	—	—	20,664
Total operating costs	75,590	5,712	11,721	93,023
Operating income (loss)	32,334	20	(11,721)	20,633
Interest expense	—	—	12,006	12,006
Loss associated with derivative instruments	—	—	1,420	1,420
Foreign currency transaction loss (gain)	(90)	9	446	365
Other income, net	(324)	—	(12)	(336)
Provision for income taxes	634	28	—	662
Net Income (loss)	$32,114	$(17)	$(25,581)	$6,516
Total assets	$276,248	$12,398	$920	$289,566
Capital expenditures	$8,440	$—	$—	$8,440

Segment Adjusted EBITDA
The following tables present the computation of Segment Adjusted EBITDA, which is a measure determined in accordance with GAAP, for each of our segments for the periods indicated:

	For the Years Ended December 31,
Terminalling Services Segment	2021	2020	2019
	(in thousands)
Net income	$35,873	$4,125	$32,114
Interest income (1)	(2)	(25)	(58)
Depreciation and amortization	22,075	21,496	20,664
Provision for income taxes	629	453	634
Foreign currency transaction loss (gain) (2)	290	188	(90)
Loss associated with disposal of assets	11	—	57
Goodwill impairment loss	—	33,589	—
Non-cash deferred amounts (3)	3,606	1,637	2,809
Segment Adjusted EBITDA	$62,482	$61,463	$56,130

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

	For the Years Ended December 31,
Fleet Services Segment	2021	2020	2019
	(in thousands)
Net income (loss)	$528	$573	$(17)
Provision for (benefit from) income taxes	71	(494)	28
Interest income (1)	—	(7)	—
Foreign currency transaction loss (gain) (2)	(2)	1	9
Segment Adjusted EBITDA	$597	$73	$20

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

	For the Year Ended December 31, 2021
	U.S.	Canada	Total
	(in thousands)
Revenues
Third party	$31,597	$82,903	$114,500
Related party	$7,598	$—	$7,598
Total assets	$157,291	$64,300	$221,591

	For the Year Ended December 31, 2020
	U.S.	Canada	Total
	(in thousands)
Revenues
Third party	$30,838	$74,263	$105,101
Related party	$9,051	$5,891	$14,942
Total assets	$165,131	$72,417	$237,548

	For the Year Ended December 31, 2019
	U.S.	Canada	Total
	(in thousands)
Revenues
Third party	$32,459	$56,534	$88,993
Related party	$9,013	$15,650	$24,663
Total assets	$218,778	$70,788	$289,566

16. INCOME TAXES
U.S. Federal and State Income Taxes
We are treated as a partnership for U.S. federal and most state income tax purposes, with each partner being separately taxed on their share of our taxable income. We have elected to classify one of our subsidiaries, USD Rail LP, as an entity taxable as a corporation for U.S. federal income tax purposes due to treasury regulations that do not permit the income of this subsidiary to be classified as “qualifying income” as such term is defined in §7704(d) of the Internal Revenue Code of 1986 as amended, or the Code. We are also subject to state franchise tax in the state of Texas, which is treated as an income tax under the applicable accounting guidance. Our U.S. federal income tax expense is based on the statutory federal income tax rate of 21% as applied to USD Rail LP’s taxable income of $0.2 million, for the year ended December 31, 2021 and a loss of $0.2 million, for the years ended December 31, 2020 and 2019.
Foreign Income Taxes
Our Canadian operations are conducted through entities that are subject to Canadian federal and Alberta provincial income taxes. We recognize income tax expense in our consolidated financial statements based on enacted rates in effect for the periods presented. As such for the year ended December 31, 2021, income tax expense for our Canadian operations is calculated using the combined federal and provincial income tax rate of 23%, representing a 15% federal income tax rate and a 8% provincial income tax rate. For the years ended December 31, 2020 and 2019, income tax expense of our Canadian operations was determined based on the combined federal and provincial income tax rate of 24% and 26.5%, respectively. The combined income tax rate of 23%, representing a 15% federal income tax rate and an 8% provincial income tax rate was used to compute the deferred income tax benefit, representing the impact of temporary differences that are expected to reverse in the future.
CARES Act
On March 27, 2020, the United States legislation referred to as the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law. The CARES Act is an emergency economic stimulus package enacted in response to the coronavirus outbreak which, among other measures, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for tax years ending before the date of enactment. For us, the most significant change included in the CARES Act was the impact to U.S. net operating loss carryback provisions. U.S. net operating losses incurred in tax years 2018, 2019, and 2020 can now be fully carried back to the preceding five tax years and may be used to fully offset taxable income (i.e., they are not subject to the 80% net income offset limitation of Section 172 of the U.S. Tax Code).

As a result of these CARES Act changes, for the year ended December 31, 2020 we recognized a current tax benefit of $536 thousand, for a claimable tax refund by carrying back the U.S. net operating losses incurred in 2018, 2019, and 2020. We also recognized a one-time deferred tax expense of $46 thousand in 2020 due to the net effect of utilizing all U.S. net operating loss deferred tax assets and releasing the corresponding U.S. valuation allowance as of December 31, 2019. The tax impacts of the CARES Act were computed with the best available information and any remaining refund is in the process of being claimed. We do not expect any material changes to the tax provision in future years associated with these refundable tax claims.
Consolidated Provision for (Benefit from) Income Taxes
The domestic and foreign components of our income (loss) before income taxes is presented in the following table:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Domestic	$19,749	$(20,882)	$4,497
Foreign	2,409	1,027	2,681
Income (loss) before income taxes	$22,158	$(19,855)	$7,178
Effective Income Tax Rate Reconciliation
The following table presents a reconciliation of our income tax based on the U.S. federal statutory income tax rate to our effective income tax rate:

	Years Ended December 31,
	2021		2020		2019
	(in thousands)
Income tax expense (benefit) at the U.S. federal statutory rate	$4,653	21%	$(4,169)	21%	$1,507	21%
Amount attributable to partnership not subject to income tax	(4,043)	(18)%	4,388	(22)%	(957)	(13)%
Foreign income tax rate differential	101	—%	194	(1)%	140	2%
Alberta provincial tax rate change	—	—%	—	—%	(56)	(1)%
State income tax expense	—	—%	—	—%	22	—%
Tax incentives	—	—%	(472)	2%	—	—%
Other	(45)	—%	—	—%	—	—%
Change in valuation allowance	34	—%	18	—%	6	—%
Provision for (benefit from) income taxes	$700	3%	$(41)	—%	$662	9%

Our year-to-date 2021 provision for income taxes resulted in an annual effective income tax rate of 3% on a consolidated basis for fiscal year 2021. This rate incorporates the applicable income tax rates of the various domestic and foreign tax jurisdictions to which we are subject.

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Current income tax expense
U.S. federal income tax expense (benefit)	$8	$(536)	$—
State income tax expense	—	—	28
Canadian federal and provincial income tax expense	1,008	1,468	555
Total current income tax expense	1,016	932	583
Deferred income tax expense (benefit)
U.S. federal income tax expense	63	39	—
Canadian federal and provincial income tax expense (benefit)	(379)	(1,012)	79
Total change in deferred income tax expense (benefit)	(316)	(973)	79
Provision for (benefit from) income taxes	$700	$(41)	$662
Our deferred income tax assets and liabilities reflect the income tax effect of differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets are included in “Other non-current assets” and deferred income tax liabilities are included in “Other non-current liabilities” on our consolidated balance sheets. Major components of deferred income tax assets and liabilities associated with our operations were as follows as of the dates indicated:

	December 31, 2021
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Property and equipment	$—	$997	$997
Capital loss carryforwards	—	427	427
Operating loss carryforwards	—	—	—
Deferred income tax liabilities
Prepaid expenses	(102)	—	(102)
Valuation allowance	—	(427)	(427)
Deferred income tax asset (liability), net	$(102)	$997	$895

	December 31, 2020
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Property and equipment	$—	$619	$619
Capital loss carryforwards	—	414	414
Operating loss carryforwards	31	—	31
Deferred income tax liabilities
Prepaid expenses	(71)	—	(71)
Valuation allowance	—	(414)	(414)
Deferred income tax asset (liability), net	$(40)	$619	$579
We had no loss carryforwards for U.S. federal tax purposes remaining at December 31, 2021. We had loss carryforwards of $0.1 million remaining as of December 31, 2020 that originated in 2019. We had loss carryforwards for Canadian tax purposes of $4.8 million and $4.7 million as of December 31, 2021 and 2020, respectively. The portion of our Canadian losses for capital items amount to $3.7 million and do not expire under currently enacted Canadian tax law, while $1.1 million of the losses relates to Canadian operating losses and will expire between 2034 and 2041.
We are subject to examination by the taxing authorities for the years ended December 31, 2020, 2019 and 2018. We did not have any unrecognized income tax benefits or any income tax reserves for uncertain tax positions as of December 31, 2021 and 2020.

17. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK
The following tables provide the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

	For the Year Ended December 31, 2021
	Total Revenues by Major Customer (in thousands)	Percentage of Total Company Revenues	Percentage of Customer Revenues in Terminalling Services Segment	Percentage of Customer Revenues in Fleet Services Segment
Customer A	$50,643	41%	100%	—%
Customer B	$22,876	19%	100%	—%
Customer C	$16,206	13%	100%	—%
Customer D	$14,196	12%	100%	—%
Customer E	$7,597	6%	36%	64%

	For the Year Ended December 31, 2020
	Total Revenues by Major Customer (in thousands)	Percentage of Total Company Revenues	Percentage of Customer Revenues in Terminalling Services Segment	Percentage of Customer Revenues in Fleet Services Segment
Customer A	$45,021	38%	100%	—%
Customer B	$21,860	18%	100%	—%
Customer C	$16,227	14%	100%	—%
Customer D	$13,289	11%	100%	—%
Customer E	$15,044	13%	67%	33%
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

18. DERIVATIVE FINANCIAL INSTRUMENTS
Our net income, or loss, and cash flows are subject to fluctuations resulting from changes in interest rates on our variable rate debt obligations and from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar and the Canadian dollar. We currently use interest rate derivative instruments, specifically swaps, to manage the risks associated with market fluctuations in interest rates on our variable rate debt and to reduce volatility in our cash flows. We have not historically designated, nor do we expect to designate, our derivative financial instruments as hedges of the underlying risk exposure. All of our financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into for speculative purposes.
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
Derivative Positions
We recorded all of our derivative financial instruments at their fair values in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	December 31,
	2021	2020
	(in thousands)
Other non-current assets	1,995	—
Other current liabilities	$(583)	$(1,086)
Other non-current liabilities	—	(2,743)
	$1,412	$(3,829)
We have not designated our derivative financial instruments as hedges of our interest rates exposure. As a result, changes in the fair value of these derivatives are recorded as “Loss (gain) associated with derivative instruments” in our consolidated statements of operations. The losses or gains associated with changes in the fair value of our derivative contracts do not affect our cash flows until the underlying contract is settled by making or receiving a payment to or from the counterparty. In connection with our derivative activities, we recognized the following amounts during the periods presented:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Loss (gain) associated with derivative instruments	$(4,129)	$3,896	$1,420
We determine the fair value of our derivative financial instruments using third-party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.

The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

			December 31, 2021	December 31, 2020
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Swap Agreements
Swap maturing August 2025	$150,000,000	0.84%	$1,412	$(3,829)
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
In February 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final vesting tranche of 38,750 Class A units vested and was converted into our common units. We determined that each vested Class A unit would receive one common unit at conversion based upon our distributions paid for the four preceding quarters. As a result, the final tranche of 38,750 Class A units were converted into 38,750 common units and no Class A units remain outstanding at December 31, 2021. Our Class A units were limited partner interests in us that entitled the holders to nonforfeitable distributions that were equivalent to the distributions paid with respect to our common units (excluding any arrearages of unpaid minimum quarterly distributions from prior quarters) and, as a result, were considered participating securities. Our Class A units did not have voting rights and vested in four equal annual installments over the four years following October 15, 2014 only if we grew our annualized distributions each year. If we did not achieve positive distribution growth in any of those years, the Class A units that would otherwise vest for that year would have been forfeited. The Class A units contained a conversion feature, which, upon vesting, provided for the conversion of the Class A units into common units based on a conversion factor that was tied to the level of our distribution growth for the applicable year. The conversion factor was 1.00 for the first vesting tranche, 1.50 for the second vesting tranche, 1.00 for the third vesting tranche, and 1.00 for the fourth vesting tranche.
All of our subordinated units converted into common units on a one-for-one basis in separate sequential tranches. Each tranche was comprised of 20.0% of the subordinated units issued in conjunction with our initial organization. Each separate tranche was eligible to convert on or after December 31, 2015 (but no more frequently than once in any twelve-month period), provided on such date: (i) distributions of available cash from operating surplus on each of the outstanding common units, Class A units, subordinated units and general partner units equaled or exceeded $1.15 per unit (the annualized minimum quarterly distribution) for the four quarter period immediately preceding that date; (ii) the adjusted operating surplus generated during the four quarter period immediately preceding that date equaled or exceeded the sum of $1.15 per unit (the annualized minimum quarterly distribution) on all of the common units, Class A units, subordinated units and general partner units outstanding during that period on a fully diluted basis; and (iii) there were no arrearages in the payment of the minimum quarterly distribution on our common units. For each successive tranche, the four quarter period specified in clauses (i) and (ii) above must have commenced after the four quarter period applicable to any prior tranche of subordinated units. In February 2020, pursuant to the terms set forth in our partnership agreement, we converted the fifth and final tranche of 2,092,709 of our subordinated units into common units upon satisfaction of the conditions established for conversion.
Pursuant to the terms of the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, which we refer to as the A/R LTIP, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting.

Equity-classified Phantom Units totaling 602,350 vested during 2021, of which 424,163 were converted into our common units after 178,187 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 20. Unit Based Compensation.
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.2875 per unit ($1.15 per unit on an annualized basis) on all of our units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis. The amount of distributions we pay under our cash distribution policy and the decision to make any distributions are determined by our general partner. For the quarter ended December 31, 2021, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.121 per unit on all of our units.

20. UNIT BASED COMPENSATION
Class A units
As provided for in our partnership agreement, we granted 250,000 non-voting Class A units to certain executive officers and other key employees of our general partner who provided services to us. In February 2019, pursuant to the terms set forth in our partnership agreement, the fourth and final vesting tranche of 38,750 Class A units vested based upon our distributions paid for the four preceding quarters and were converted on a basis of one common unit for each Class A unit. As a result we converted 38,750 class A units into 38,750 common units in 2019 and no Class A units remained outstanding at December 31, 2021, 2020 or 2019.

	Years Ended December 31,
	2021	2020	2019
Class A units outstanding at beginning of period	—	—	38,750
Vested	—	—	(38,750)
Class A units outstanding at end of period	—	—	—
Our Class A units vested annually over a four-year period if established distribution growth target thresholds were met during each year of the four-year vesting period. If distributions exceeded the threshold by more than the target amount, the Class A units in that tranche vested and became convertible into more than one common unit (each Class A unit was convertible into a maximum number of additional common units of 1.25 to 2.0 times, depending on the tranche). Each of the Class A units had an accompanying distribution equivalent right, or DER, until they were forfeited, expired, or terminated. However, distributions over the vesting period were not paid in arrears if the Class A units became convertible into more than one common unit.
We measured the compensation cost associated with the Class A units based on the fair value at the October 15, 2014 effective date of the grant. We determined the fair value of our Class A units at the grant date to be $25.71 per Class A unit based on the market price of the underlying common units on October 15, 2014, adjusted for vesting probabilities associated with the performance-based vesting requirements and the present value of the expected distributions. We assumed distribution rates ranging from $0.2438 per quarter to $0.4905 per quarter during the vesting period which we discounted assuming a 13% annual cost of equity. We did not assume any forfeitures in our initial determination of fair value, although we reflected actual forfeitures in our determination of compensation expense with respect to the Class A units.
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
We recognized compensation expense in “Selling, general and administrative” with regard to our Class A units for the following amounts during the periods presented:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Selling, general and administrative	$—	$—	$14
Each holder of a Class A unit was entitled to nonforfeitable cash distributions equal to the product of the number of Class A units outstanding for the participant and the cash distribution per unit paid to our common unitholders. These distributions were included in “Distributions” as presented in our consolidated statements of cash flows and our consolidated statements of partners’ capital. However, any distributions paid on Class A units that were forfeited were reclassified to unit based compensation expense when we determined that the Class A units were not expected to vest. We had no compensation expense recognized for distributions paid on Class A units that were not expected to vest for the year ended December 31, 2021, 2020 or 2019.
Long-term Incentive Plan
The total number of Phantom Units authorized for issuance under the A/R LTIP that became effective in November 2017 was 3,654,167. In 2021, 2020 and 2019, the board of directors of our general partner, acting in its capacity as the general partner, approved the grant of 669,043, 694,140 and 633,637 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our A/R LTIP. At December 31, 2021, we had 568,455Phantom Units remaining available for issuance. The Phantom Units are subject to all of the terms and conditions of the A/R LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount based on an allocation formula which included a percentage multiplier of the grantee’s base salary, among other factors, converted to a number of units based on the closing price of one of our common units preceding the grant date, as determined by the board of directors of our general partner and quoted on the NYSE.
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

The following table presents the award activity for our Equity-classified Phantom Units:

	Independent Director and Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom unit awards at December 31, 2018	34,611	1,130,685	$11.19
Granted	37,139	544,857	$11.37
Vested	(34,611)	(419,723)	$11.00
Forfeited	—	(3,275)	$10.99
Phantom unit awards at December 31, 2019	37,139	1,252,544	$11.34
Granted	40,065	594,912	$10.15
Vested	(37,139)	(482,711)	$10.84
Forfeited	—	(39,908)	$11.06
Phantom unit awards at December 31, 2020	40,065	1,324,837	$10.98
Granted	40,065	574,704	$4.82
Vested	(53,858)	(548,492)	$11.05
Forfeited	—	(33,556)	$7.82
Phantom unit awards at December 31, 2021	26,272	1,317,493	$8.21

The following table presents the award activity for our Liability-classified Phantom Units:

	Independent Director and Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2018	11,348	29,265	$11.98
Granted	12,177	39,464	$11.37
Vested (1)(2)	(11,348)	(24,109)	$11.06
Phantom unit awards at December 31, 2019	12,177	44,620	$11.53
Granted	13,136	46,027	$10.15
Vested (1)(2)	(12,177)	(31,363)	$11.23
Phantom unit awards at December 31, 2020	13,136	59,284	$10.58
Granted	13,136	41,138	$4.82
Vested (1)(2)	(13,136)	(36,692)	$9.43
Phantom unit awards at December 31, 2021	13,136	63,730	$7.26

(1)    Phantom Units granted to employees domiciled in Canada vested on December 31, 2021, 2020 and 2019 at the closing price for our common units as quoted on the NYSE. We paid $194 thousand, $107 thousand and $239 thousand, respectively, for Phantom Units granted to employees domiciled in Canada that vested on December 31, 2021, 2020 and 2019.
(2)    Phantom Unit grants to Directors and independent consultants domiciled in Canada vested on February 16, 2021, 2020, and 2019 at the closing price for our common units as quoted on the NYSE, resulting in our payment of $63 thousand, $124 thousand and $129 thousand, respectively, for the vested Phantom Units.

The total fair value of all Phantom Units that vested in 2021, 2020 and 2019 was $3.2 million, $5.4 million, and $5.5 million, respectively, which included cash payments of $257 thousand, $231 thousand, and $368 thousand respectively, for Liability-classified Phantom Units.

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

We recognized $5.7 million, $6.6 million and $6.1 million of compensation expense associated with outstanding Phantom Units for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $7.2 million, which we expect to recognize over a weighted average period of 2.15 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.

We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Equity-classified Phantom Units (1)	$641	$933	$1,832
Liability-classified Phantom Units	47	57	104
Total	$688	$990	$1,936

(1)     We reclassified $32 thousand, $58 thousand and $8 thousand for the years ended December 31, 2021, 2020 and 2019, respectively, to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited.

21. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Cash paid for income taxes, net (1)	$741	$324	$1,206
Cash paid for interest, net of amount capitalized	$5,472	$8,593	$11,217
Cash paid for operating leases	$5,551	$6,477	$6,101

(1)Includes the net effect of tax refunds of $480 thousand received in the third quarter of 2020 associated with carrying back U.S. net operating losses incurred during 2020 and prior periods allowed for by the provisions of the CARES Act.
Non-cash investing activities
At December 31, 2021 and 2020, we had non-cash investing activities for capital expenditures for property and equipment that were financed through “Accounts payable and accrued expenses” as presented in the table below for the periods indicated:

	For the Year Ended December 31,
	2021	2020
	(in thousands)
Property and equipment financed through Accounts payable and accrued expenses	$136	$(265)

We recorded $1.6 million and $3.1 million of right-of-use lease assets and the associated liabilities on our consolidated balance sheet as of December 31, 2021 and 2020, respectively, representing non-cash activities resulting from either new or extended lease agreements. See Note 2. Summary of Significant Accounting Pronouncements and Note 8. Leases for further discussion.

22. SUBSEQUENT EVENTS
Distribution to Partners
On January 26, 2022, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.121 per unit for the fourth quarter of 2021, or $0.484 per unit on an annualized basis, for the three months ended December 31, 2021. Consistent with the distribution declared in the prior quarters, the distribution represents an increase of $0.0025 per unit or 2.1% over the distribution declared for the third quarter of 2021. We paid the distribution on February 18, 2022, to unitholders of record at the close of business on February 9, 2022. We paid $1.9 million to our public common unitholders, $1.4 million to USDG as the holder of our common units and $56 thousand to USD Partners GP LLC for its general partner interest.
Long-term Incentive Plan
In February 2022, awards of 543,996 Phantom Units vested. The following table provides details of these vested awards:

	Phantom Units Vested	Common Units Issued (1)	Cash Paid (2) (in thousands)
U.S. domiciled directors and independent consultants	26,272	26,272	$—
U.S. domiciled employee	504,588	324,759	—
Canadian domiciled directors and independent consultants	13,136	—	77
	543,996	351,031	$77

(1)    Upon vesting, one common unit is issued for each equity classified Phantom Unit that vests. Employees have the option of using a portion of their vested Phantom Units to satisfy any tax liability resulting from the vesting and as a result, the actual number of common units issued may be less than the number of Phantom Units that vest.
(2)    Each Liability-classified Phantom Unit that vests is redeemed in cash for an amount equivalent to the closing market price of one of our common units on the vesting date, which was $5.85.
Additionally, in February 2022, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner approved the grant of 603,437 Phantom Units to directors and employees of our general partner and its affiliates under the A/R LTIP. The Phantom Units are subject to all of the terms and conditions of the Award Agreements. Following the February 2022 Phantom Unit award activity, we have 157,983 Phantom Units available for grant pursuant to the A/R LTIP. Phantom unit awards generally represent rights to receive our common units or, with respect to awards granted to individuals domiciled in Canada, cash equal to the fair value of our common units upon vesting. The Award Agreements granted to employees of our general partner generally vest in four equal annual installments. Awards to independent directors of the board of our general partner vest over a one year period following the grant date.

Revolving Credit Facility Activity
Subsequent to December 31, 2021, we repaid $3.0 million under the terms of our existing $275 million Revolving Credit Facility. Our borrowings under the Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 1.00% to 2.00%, or at LIBOR or a comparable or successor rate plus an applicable margin ranging from 2.00% to 3.00%. The Credit Agreement provides for borrowings of up to $275 million, expandable to $390 million, with lender consent, and expires on November 2, 2023. As of February 25, 2022, we had amounts outstanding of $165.0 million under the Revolving Credit Facility and $110.0 million available for borrowings under the Revolving Credit Facility based on capacity that is subject to certain covenants. Refer to Note 10. Debt for more information.

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
Partners of USD Partners LP and Board of Directors of USD Partners GP LLC, as General Partner of USD Partners LP
Houston, Texas
Opinion on Internal Control over Financial Reporting
We have audited USD Partners LP’s (the “Partnership’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Partnership as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 3, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 3, 2022
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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021, with the participation of our principal executive officer and principal financial officer, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2021. BDO USA, LLP, our independent registered public accounting firm, has independently assessed the effectiveness of our internal control over financial reporting and its report is included above.
Changes in Internal Control Over Financial Reporting
We did not make any changes in our internal control over financial reporting during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
Set forth below is information concerning the directors and executive officers of our general partner, USD Partners GP LLC as of December 31, 2021. Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. The following table shows information for the executive officers and directors of USD Partners GP LLC:

Name	Age	Position

Dan Borgen	60	Chairman of the Board, Chief Executive Officer and President
Josh Ruple	41	Executive Vice President, Chief Operating Officer
Adam Altsuler	48	Executive Vice President, Chief Financial Officer
Keith Benson	49	General Counsel
Schuyler Coppedge	48	Director
Mike Curry	68	Director
Douglas Kimmelman	61	Director
Francesco Ciabatti	33	Director
Jane O’Hagan	58	Director
Brad Sanders	64	Director
Stacy Smith	53	Director
Jeff Wood	51	Director
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
Josh Ruple.    Mr. Ruple has been Executive Vice President and Chief Operating Officer of our general partner and for USD since June 2021. In this role, Mr. Ruple is responsible for all operations and project development activities in support of USD and our commercial development vision, mission and tactical growth strategies. Prior to June 2021, Mr. Ruple served as Senior Vice President and Chief Operating Officer since January 1, 2017. Mr. Ruple also previously served as Vice President, Project Development Group of USD from February 2015 to December 2016 and as Director, Project Development Group from June 2014 to January 2015. From July 2013 through June 2014, Mr. Ruple was the Senior Development Manager for TransDevelopment Group, a developer of specialized transportation facilities for shippers and carriers in the rail, highway, and marine cargo industries. From March 2011 through December 2013, Mr. Ruple was the Vice President Construction Services for Powerhouse Retail Services, a national provider of retail construction and maintenance services. From August 2004 through March 2011, Mr. Ruple worked at the BNSF Railway in positions of increasing responsibility, most recently as Senior Manager of Facility Development. Mr. Ruple received a BS in Civil and Environmental Engineering from the University of Utah and is an active member of both professional and public community organizations.
Adam Altsuler.    Mr. Altsuler has been Executive Vice President and Chief Financial Officer of our general partner since June 2021. Prior to June 2021, Mr. Altsuler served as Senior Vice President and Chief Financial Officer of our general partner since January 2018. In addition, he has served as Principal Accounting Officer since March 2020. Prior to that, Mr. Altsuler served as Vice President and Chief Financial Officer from June 2014 to December 2017, after joining USD in April 2014 as Vice President, Finance with a primary focus on corporate finance, financial planning, treasury, capital markets and investor relations activities. From 2009 to 2014, Mr. Altsuler served in various leadership roles at Eagle Rock Energy Partners, a master limited partnership headquartered in Houston, Texas, most recently serving as Vice President and Treasurer. Prior to joining Eagle Rock, Mr. Altsuler was an Investment Analyst at Kenmont Investments, an energy-focused hedge fund located in Houston, where he managed the fund’s master limited partnership investment portfolio from 2007 to 2009. Prior to Kenmont, Mr. Altsuler worked the majority of his career in investment banking with Donaldson, Lufkin and Jenrette/Credit Suisse First Boston and a boutique investment bank in Dallas and San Francisco. Mr. Altsuler graduated from the University of Texas at Austin with a BBA in Finance and received an MBA from Rice University, graduating Beta Gamma Sigma. Mr. Altsuler currently serves on the Advisory Council for the University of Texas at Austin, McCombs School of Business Energy Initiative.
Keith Benson.    Mr. Benson became General Counsel of our general partner and Co-General Counsel of USD in March 2015. Mr. Benson also served during 2021 as a Director of Landmark Infrastructure Partners GP LLC, which was the general partner of Landmark Infrastructure Partners LP. From January 2008 through February 2015, Mr. Benson was a partner with the international law firm of Latham & Watkins LLP in their Houston and San Francisco offices. Mr. Benson’s practice focused on public company representation, corporate governance, capital markets and mergers & acquisitions, with a focus on midstream and upstream energy companies, master limited partnerships and real estate investment trusts. From July 2000 through December 2007, Mr. Benson was an associate with Latham & Watkins LLP and from October 1998 through June 2000 Mr. Benson was an associate with the law firm of Cahill, Gordon & Reindel LLP. Mr. Benson received a JD with high honors from Rutgers School of Law and a BA in Political Science from The College of New Jersey.
Schuyler Coppedge.     Mr. Coppedge has been a member of the board of directors of our general partner since September 2016. Mr. Coppedge has been with Energy Capital Partners since 2005 and currently serves as a Partner and a member of the Investment Committee and Compliance/ESG Committee. He is involved in all areas of the firm’s investment activities, with a particular emphasis on renewable generation and environmental infrastructure and services. Mr. Coppedge serves on the boards of CIG Logistics, Cormetech Inc., Terra-Gen, LLC, US Development Group, LLC and USD Partners LP. Mr. Coppedge previously served on the boards of ProPetro Holding Corp. and FirstLight Power Enterprises, Inc. Prior to joining Energy Capital Partners in 2005, Mr. Coppedge spent over six years at JP Morgan in New York and London in the firm’s Energy Investment Banking Division. At JP Morgan, Mr. Coppedge was involved in numerous financing and merger and acquisition transactions across various business segments of the energy sector. Mr. Coppedge received a B.A. from Middlebury College and an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Coppedge’s substantial knowledge and experience investing in and governing the activities of diverse energy companies makes him well suited to serve on the board of directors of our general partner.
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
Douglas Kimmelman.    Mr. Kimmelman has been a member of the board of directors of our general partner since October 2014. Mr. Kimmelman established Energy Capital Partners in April 2005 and serves as its Senior Partner. Mr. Kimmelman also serves on the board of Calpine Corporation and is a member of ECP’s Management Committee and Investment Committee. Prior to founding Energy Capital Partners, Mr. Kimmelman spent 22 years with Goldman Sachs, starting in 1983 in the firm’s Pipeline and Utilities Department within the Investment Banking Division. He was named a General Partner of the firm in 1996 and remained exclusively focused on the energy and utility sectors in the Investment Banking Division until 2002 when he transferred to the firm’s J. Aron commodity group to help form a new business for the firm in becoming an intermediary in electricity trading markets. Mr. Kimmelman also played a leadership role at Goldman Sachs in building a principal investing business in power generation and related energy assets. Mr. Kimmelman received a B.A. in Economics from Stanford University and an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Kimmelman’s extensive knowledge of the energy industry, together with his substantial experience with public company governance matters make him well suited to serve on the board of directors of our general partner.
Francesco Ciabatti.    Mr. Ciabatti has been a member of the board of directors of our general partner since April 2020. Mr. Ciabatti is currently serving as a Principal at Energy Capital Partners and is involved in all areas of the Firm’s investment activities, with particular emphasis on the downstream and environmental infrastructure sectors, as well as environmental and industrial services. He serves on the boards of Transit Energy Group and US Development Group. Previously, he served on the boards of CIG Logistics, Summit Midstream Partners, L.P and ADA Carbon Solutions. Mr. Ciabatti joined Energy Capital Partners in 2013. Prior to joining Energy Capital Partners, Mr. Ciabatti was an analyst in the Natural Resources Investment Banking Group at Barclays. Mr. Ciabatti received a B.A. in Economics and Political Science from Yale University. Because of Mr. Ciabatti’s familiarity with tour business, broad knowledge of the industry, directorship experience and experience in finance, we believe that Mr. Ciabatti is well qualified to serve on our board of directors.
Jane O’Hagan, ICD.D.    Ms. O’Hagan has been a member of the board of directors of our general partner since October 2014. Ms. O’Hagan is an independent director of our general partner and serves as Chairman of our conflicts committee and as a member of our audit committee. She also serves as a Director of Descartes Systems Group and served as a Director of Pinnacle Renewable Energy from 2018 to 2021. Ms. O’Hagan is a former railway executive and held several management positions at Canadian Pacific Railroad, most recently as the Chief Marketing Officer and Executive Vice President from 2011 to 2014. Ms. O’Hagan served as the Senior Vice President of Marketing and Sales from 2010 to 2011, Senior Vice President of Strategy & Yield from 2008 to 2009, Vice President of Strategy and External Affairs from 2005 to 2008, Vice President of Strategy Research and New Market Development from 2003 to 2005 and Assistant Vice President, Strategy and Research from 2002 to 2003. Ms. O’Hagan holds a bachelor of arts (hons.) and a bachelor of administrative and commercial studies from the University of Western Ontario. Ms. O’Hagan is also a holder of the Director designation from the Institute of Corporate Directors, which she achieved in June 2016, and earned the CERT Certificate in Cybersecurity Oversight from the National Association of Corporate Directors in March 2018. Ms. O’Hagan’s extensive experience providing strategic operational and management oversight and direction in the rail industry makes her well suited to serve on the board of directors of our general partner.

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
The audit committee discussed with BDO USA, LLP the matters required to be discussed by the applicable requirements of the PCAOB and the SEC. The audit committee received written disclosures and the letter from BDO USA, LLP required by applicable requirements of the PCAOB regarding BDO USA, LLP’s communications with the audit committee concerning independence, and has discussed with BDO USA, LLP its independence from management and the Partnership.
Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2021, for filing with the SEC.
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
As a “smaller reporting company,” or SRC, as defined under the Securities Exchange Act of 1934, as amended, Rule 12b-2, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to SRCs. This executive compensation disclosure provides an overview of the executive compensation paid to the named executive officers, or NEOs, identified below for their services to us in 2021. For 2021, we determined the NEOs to be as follows:
•    Dan Borgen, Chairman, Chief Executive Officer and President;
•Adam Altsuler, Executive Vice President and Chief Financial Officer; and
•    Josh Ruple, Executive Vice President, Chief Operating Officer.
For 2021 and all prior periods, all of the individuals who served as executive officers of our business were employed by USD or its affiliates other than us and, in addition to their responsibilities related to our business, also performed services for USD that were unrelated to us. Except with respect to awards granted under our A/R LTIP, all responsibility and authority for compensation-related decisions for the NEOs remains with USD and its affiliates, and such decisions are not subject to any approval by us, our general partner’s board of directors or any committees thereof. Other than the awards granted under the A/R LTIP, USD and its affiliates have the ultimate decision-making authority with respect to the total compensation of their and their subsidiaries’ executive officers and their employees. We incur a fixed annual cash charge for the services rendered to us and our general partner by the NEO’s, the amount of which is set forth under the terms of the Omnibus Agreement. We also reimburse USD and its affiliates a separate amount in respect of the salaries and matching contributions associated with 401(k) deferrals of our NEOs based upon the percentage of time that an NEO devotes to us and our subsidiaries for a given year. Compensation related to awards granted under the A/R LTIP are presented in the summary compensation table below at the fair value of the units on the grant date as determined for financial reporting purposes, although for financial reporting purposes, such amounts are recognized as compensation expense ratably over the vesting period, typically a four-year period.
Summary Compensation Table
The following table summarizes total compensation for services rendered to us by the NEOs during 2021 and 2020. All of our NEOs provide services to both us and USD and its affiliates other than us. Cash amounts paid for services to us (which amounts are shown in the “Salary” column of the table below) include the fixed fees that we pay to USD for the services of each of the NEOs under the terms of the Omnibus Agreement as well as the portion of the base salary that is separately allocated to us and reimbursed by us to USD. The NEOs also received other compensation from USD for services unrelated to us.

SUMMARY COMPENSATION TABLE

Name and Principal Position		Salary (1)	Stock Awards (2)	All Other Compensation	Total
	Year	($)	($)	($)	($)
Dan Borgen	2021	518,175	576,115	—	1,094,290
Principal Executive Officer and Director	2020	518,175	1,323,002	—	1,841,177
Adam Altsuler	2021	363,825	195,957	—	559,782
Executive Vice President and Chief Financial Officer	2020	363,825	407,929	—	771,754
Josh Ruple	2021	248,063	244,947	—	493,010
Executive Vice President, Chief Operating Officer	2020	278,460	509,906	880	789,246

(1)     The amounts presented reflect the portion of the fixed fee and variable amounts that we pay to USD for the NEOs’ services under Schedule C of the Omnibus Agreement and as otherwise set forth under the terms of the Omnibus Agreement, as well as the portion of the base salary that is separately allocated to us and reimbursed by us to USD.
(2)     The amounts presented for 2021 and 2020 represent the grant date fair value of phantom unit awards granted pursuant to our A/R LTIP. Each Phantom Unit is the economic equivalent of one of our common units. Awards vest in four equal annual installments commencing on the one-year anniversary of the grant date, subject to vesting acceleration in certain circumstances as discussed below under the heading “Potential Payments Upon Termination or Change in Control.” The value attributed to each Phantom Unit, as determined in accordance with FASB Accounting Standards Codification 718, or ASC 718, is $4.82 for the phantom unit awards granted in 2021 and $10.15 for the phantom unit awards granted in 2020, in each case representing the closing price of our common units as stated on the NYSE on February 16, 2021 and February 14, 2020, respectively. For additional information about our phantom unit awards and the A/R LTIP, refer to the discussion below as well as the discussion included in Note 20. Unit Based Compensation of our financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report regarding assumptions underlying the valuation of the phantom unit awards.
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

Name	Year	Phantom Units Awarded
Dan Borgen	2021	119,526
	2020	130,345
Adam Altsuler	2021	40,655
	2020	40,190
Josh Ruple	2021	50,819
	2020	50,237
The Phantom Units vest in four equal annual installments over a four-year period, subject to accelerated vesting in certain circumstances. For more information about accelerated vesting of the Phantom Units, see the discussion below under the heading “Potential Payments Upon Termination or Change in Control.” In addition, the phantom unit awards to our NEOs were granted with corresponding distribution equivalent rights, or DERs, which represent the right to receive payments in an amount equal to any distributions made by us with respect to our common units underlying the Phantom Units, which are paid at the same time distributions are paid by us, typically on a quarterly basis. The distribution equivalent rights remain outstanding until the earlier of the vesting or forfeiture of the related Phantom Unit.
Outstanding Equity Awards at Fiscal Year-End 2021
The following table shows outstanding equity awards for our NEOs. All values are shown as of December 31, 2021.

	Stock Awards
	(Phantom Units)
Name	Number of shares or units of stock that have not vested (#) (1)	Market value of shares or units of stock that have not vested ($) (2)
Dan Borgen	304,194	1,609,186
Adam Altsuler	99,246	525,011
Josh Ruple	115,486	610,921

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
(2)The value is based on the closing market price of a common unit on December 31, 2021, the last trading day for 2021, of $5.29 per unit.
Potential Payments Upon Termination or Change in Control
None of our NEOs have entered into any employment, severance or similar agreements in relation to their services to us or our general partner and, except with respect to the Phantom Units issued pursuant to our A/R LTIP, as of December 31, 2021, there were no arrangements pursuant to which our NEOs would receive any payments or benefits in connection with a change in control of us.
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

2021 Director Compensation Table
As a partnership, we are managed by our general partner. The members of the board of directors of our general partner perform for us the functions of a board of directors of a business corporation. Our general partner has implemented a director compensation policy for members of the board of directors who are not officers, employees or paid consultants or advisors of us, our general partner, USD or Energy Capital Partners. We are allocated 100% of the director compensation of such board members. Such directors are expected to receive an annual compensation package valued at approximately $200,000. For 2021, approximately one-third of this amount was paid in the form of a cash retainer and the remaining two-thirds was provided in the form of a phantom unit award (with distribution equivalent rights) under the A/R LTIP. The Phantom Units (with distribution equivalent rights) granted to the directors are subject to the same terms and conditions, including vesting acceleration, as the grants to our NEOs, except the awards vest in full on the first anniversary of the date of the grant subject to continued service through that date. Such directors also receive reimbursement for out-of-pocket expenses associated with attending board or committee meetings and director and officer liability insurance coverage. Officers, employees or paid consultants or advisors of us or our general partner or its affiliates (including USD) who also serve as directors do not receive additional compensation for their service as directors. All directors are indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law and are reimbursed for all expenses incurred in attending to his or her duties as a director.
DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Total (3) ($)
Jane O’Hagan	66,667	63,316	129,983
Stacy Smith	66,667	63,316	129,983
Jeff Wood	66,667	63,316	129,983

(1)    The amounts reflected in this column represent the director cash retainer payments made during 2021.
(2)    Each of Ms. O’Hagan, Mr. Smith and Mr. Wood were granted 13,136 phantom unit awards on February 16, 2021, pursuant to our A/R LTIP, with a grant date fair value, as determined in accordance with ASC 718, of $4.82 per unit, which amount is based on the closing price of one of our common units on February 16, 2021. At December 31, 2021, Ms. O’Hagan, Mr. Smith and Mr. Wood each held 13,136 Phantom Units. Each of the Phantom Units granted will fully vest on the one-year anniversary of the grant date. For additional information about our phantom unit awards and the A/R LTIP, refer to the discussion above, as well as the discussion included in Note 20. Unit Based Compensation of our financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report regarding assumptions underlying the valuation of the phantom unit awards.
(3)    The difference between the expected annual compensation package valued at approximately $200,000 discussed above and the total Director Compensation amount approved by the board and presented herein is due to the unit price utilized by the Board to determine the number of phantom unit awards, which was significantly higher than our unit price on the grant date.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following tables set forth information with respect to persons known to us to be the beneficial owners of more than 5% of any class of our units, and NEOs, directors and executive officers of USD Partners GP LLC as a group. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. The percentage of units beneficially owned is based on a total of 27,619,909 common units outstanding. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 23, 2022, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table sets forth information as of February 23, 2022, with respect to persons, other than the NEOs, executive officers and directors of USD Partners GP LLC as a group, known to us to be the beneficial owners of more than 5% of any class of our units:

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Total Common Units Beneficially Owned
US Development Group, LLC (2)	11,557,090	41.8%
USD Holdings LLC (3)	5,258,476	19.0%
ECP ControlCo, LLC (4)	5,686,088	20.6%

(1) Unless otherwise indicated, the address for each beneficial owner is 811 Main Street, Suite 2800, Houston, Texas 77002.
(2) USD, through its 100% ownership of USD Group LLC (which owns 100% of our general partner), is the indirect owner of 11,557,090 common units and 461,136 general partner units. USD is the parent company of USD Group LLC who holds the common units directly and is the sole owner of the member interests of our general partner. USD Group LLC is managed by USD. USD is managed by a seven person board of directors that includes Dan Borgen, Mike Curry, James Hutson-Wiley, Schuyler Coppedge, Douglas Kimmelman, Francesco Ciabatti and Lieutenant General Leslie Smith. The board of directors of USD exercises voting and dispositive power over the units held by USD Group LLC, and acts by majority vote. Please read Item 13. Certain Relationships and Related Transactions, and Director Independence of this Annual Report. Messrs. Borgen, Coppedge, Curry, Hutson-Wiley, Kimmelman, Ciabatti and Smith are thus not deemed to have beneficial ownership of the units owned by USD Group LLC.
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

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS
The following table sets forth information as of February 23, 2022, with respect to each class of our units beneficially owned by the NEOs, directors, and all directors and executive officers of USD Partners GP LLC as a group:

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Total Common Units Beneficially Owned
Dan Borgen (2)	440,838	1.6%
Schuyler Coppedge	—	*
Mike Curry (3)	135,641	*
Douglas Kimmelman	50,000	*
Francesco Ciabatti	—	*
Jane O’Hagan (4)	—	*
Brad Sanders (5)	370,389	1.3%
Stacy Smith (6)	129,693	*
Jeff Wood (7)	91,296	*
Adam Altsuler (8)	106,512	*
Josh Ruple (9)	126,306	*
All Directors and Executive Officers as a group (12 Persons) (10)	1,517,346	5.5%

*    Less than 1.0%.
(1)    Unless otherwise indicated, the address for each beneficial owner is 811 Main Street, Suite 2800, Houston, Texas 77002.
(2)    Excludes 283,199 Phantom Units granted under the A/R LTIP. The Phantom Units generally vest in equal annual installments over a four year service period commencing on the one year anniversary of the grant.
(3)    Excludes 55,358 Phantom Units granted under the A/R LTIP. The Phantom Units generally vest in equal annual installments over a four year service period commencing on the one year anniversary of the grant.
(4)    Excludes 13,136 Phantom Units granted under the A/R LTIP. The Phantom Units will vest on February 16, 2022.
(5)    Excludes 151,491 Phantom Units granted under the A/R LTIP. The Phantom Units generally vest in equal annual installments over a four year service period commencing on the one year anniversary of the grant.
(6)    Excludes 13,136 Phantom Units granted under the A/R LTIP. The Phantom Units will vest on February 16, 2022.
(7)    Excludes 13,136 Phantom Units granted under the A/R LTIP. The Phantom Units will vest on February 16, 2022.
(8)    Excludes 101,985 Phantom Units granted under the A/R LTIP. The Phantom Units vest in equal annual installments over a four year service period commencing on the one year anniversary of the grant.
(9)    Excludes 122,068 Phantom Units granted under the A/R LTIP. The Phantom Units generally vest in equal annual installments over a four-year service period commencing on the one-year anniversary of the grant.
(10)    Excludes 815,032 Phantom Units granted under the A/R LTIP.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table provides information as of December 31, 2021, with respect to common units that may be issued under the A/R LTIP:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	1,420,631	—	568,455
Equity compensation plans not approved by security holders	—	—	—
Total	1,420,631	—	568,455

(1)    Reflects the number of previously granted equity incentive awards, representing Phantom Units outstanding at December 31, 2021, issued pursuant to the A/R LTIP and includes 76,866 Phantom Units issued pursuant to the LTIP that upon vesting entitle the participant to receive cash for an amount equivalent to the closing market price for one of our common units on the vesting date multiplied by the number of vested Phantom Units.
(2)    Reflects the remaining equity incentive awards, representing Phantom Units that are convertible into common units available for issuance pursuant to the A/R LTIP.

Item 13. Certain Relationships and Related Transactions, and Director Independence
As of February 23, 2022, USD Group LLC owns 11,557,090 common units representing an aggregate 41.2% limited partner interest in us. As of December 31, 2021, a value of up to $10.0 million of these common units were pledged as collateral under USDG’s letter of credit facility. In addition, as of February 23, 2022, our general partner owns 461,136 general partner units representing a 1.6% general partner interest in us.
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
TRANSACTIONS WITH RELATED PERSONS
We believe the terms and provisions of our related party agreements are fair to us; however, such agreements and transactions may not be as favorable to us as we could have obtained from unaffiliated third parties. Refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 13. Transactions with Related Parties in this Annual Report for a comprehensive discussion and disclosure of our transactions with related parties.
Director Independence
See Item 10. Directors, Executive Officers and Corporate Governance in this Annual Report, for information regarding director independence required by Item 407(a) of Regulation S-K.

Item 14. Principal Accountant Fees and Services
The following table sets forth the aggregate fees billed for professional services rendered by BDO USA, LLP (“BDO”), our principal independent auditors, for each of the last two fiscal years.

	For the year ended December 31,
	2021	2020
	(in millions)
Audit fees (1)	$0.8	$0.6
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$0.8	$0.6

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
Engagements for services provided by BDO are subject to pre-approval by the audit committee of the board of directors for USD Partners GP LLC. All services in 2021 were pre-approved by the audit committee.

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
a.    Report of BDO USA, LLP, Independent Registered Public Accounting Firm.
b.    Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019.
c.    Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019.
d.    Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019.
e.    Consolidated Balance Sheets as of December 31, 2021 and 2020.
f.    Consolidated Statements of Partners’ Capital for the years ended December 31, 2021, 2020 and 2019.
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

10.2
Amended and Restated Omnibus Agreement dated June 28, 2021, by and among USD Partners LP, USD Partners GP LLC, U.S. Development Group LLC, USD Group LLC and USD Logistics Operations LP (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36674) filed on June 29, 2021.

10.3#	USD Partners LP Amended and Restated 2014 Long-term Incentive Plan (incorporated by reference herein to Exhibit 10.4 to the Annual Report on 10-K (File No. 001-36674) filed on March 9, 2018).
10.4
Development Rights and Cooperation Agreement between USD Terminals Canada ULC, as Current Operator, and USD Terminals Canada II ULC, as Developer, dated as of October 16, 2014 (incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36674) filed on October 21, 2014).

10.5#
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

10.12
Master Assignment, Assignment of Liens, and Amendment No. 1 to Amended and Restated Credit Agreement dated as of October 29, 2021, among USD Partners LP, USD Terminals Canada ULC, the subsidiary guarantors party thereto, Citibank, N.A., as resigning administrative agent, Bank of Montreal, as successor administrative agent, and the other lenders and parties party thereto. (incorporated by reference herein to Exhibit 10.1 to the current report on Form 8-K (File No 001-36674) filed on November 3, 2021).

10.13
Marketing Services Agreement, dated June 28, 2021 by and between USD Partners LP and USD Clean Fuels LLC, (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36674) filed on June 29, 2021.

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K (File No. 001-36674) filed on March 9, 2018.

23.1*	Consent of BDO USA, LLP.
24.1*	Powers of Attorney (included on the signature page to this Annual Report).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the USD Partners LP Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan arrangement required pursuant to Item 15(b) of Form 10-K.
†    Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.
††    Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K Item 601(b)(10). Such omitted information is not material and is the type that the registrant treats as private or confidential.

Copies of Exhibits may be obtained upon written request of any Unitholder to Investor Relations, USD Partners LP, 811 Main Street, Suite 2800, Houston, Texas 77002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	March 3, 2022	By:	/s/ Dan Borgen
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

Signature	Title	Date

/s/ Dan Borgen	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 3, 2022
Dan Borgen

/s/ Adam Altsuler	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2022
Adam Altsuler

/s/ Schuyler Coppedge	Director	March 3, 2022
Schuyler Coppedge

/s/ Mike Curry	Director	March 3, 2022
Mike Curry

/s/ Douglas Kimmelman	Director	March 3, 2022
Douglas Kimmelman

/s/ Francesco Ciabatti	Director	March 3, 2022
Francesco Ciabatti

/s/ Jane O’Hagan	Director	March 3, 2022
Jane O’Hagan

/s/ Brad Sanders	Director	March 3, 2022
Brad Sanders

/s/ Stacy Smith	Director	March 3, 2022
Stacy Smith

/s/ Jeff Wood	Director	March 3, 2022
Jeff Wood