Form 10-Q
period 2022-03-31
USD Partners LP
filed 2022-05-05
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of May 2, 2022, there were 33,379,431 common units outstanding.

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
Cautionary Note Regarding Forward-Looking Statements
This Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) the impact of the novel coronavirus (COVID-19) pandemic and related economic downturn and governmental regulations; (2) changes in general economic conditions and commodity prices, including as a result of the invasion of Ukraine by Russia and its regional and global ramifications; (3) the effects of competition, in particular, by pipelines and other terminal facilities; (4) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (5) government regulations regarding oil production, including if the Alberta Government were to resume setting production limits; (6) the supply of, and demand for, terminal services for crude oil and biofuels; (7) the price and availability of debt and equity financing; (8) actions by third parties, including customers, lenders, construction-related services providers, and our sponsors; (9) hazards and operating risks that may not be covered fully by insurance; (10) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (11) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (12) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs or limit our operations; and (13) our ability to successfully identify and finance potential acquisitions, development projects and other growth opportunities. For additional factors that may affect our results, see “Risk Factors” and the other information included elsewhere in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which is available to the public over the Internet at the website of the U.S. Securities and Exchange Commission, or SEC, (www.sec.gov) and at our website (www.usdpartners.com).

i

                PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
	(unaudited; in thousands of US dollars, except per unit amounts)
Revenues
Terminalling services	$28,185	$28,105
Terminalling services — related party	655	1,103
Fleet leases — related party	912	984
Fleet services	—	24
Fleet services — related party	299	227
Freight and other reimbursables	78	156
Total revenues	30,129	30,599
Operating costs
Subcontracted rail services	3,252	3,141
Pipeline fees	6,060	6,046
Freight and other reimbursables	78	156
Operating and maintenance	3,034	2,832
Operating and maintenance — related party	2,206	2,090
Selling, general and administrative	3,223	3,056
Selling, general and administrative — related party	2,032	1,677
Depreciation and amortization	5,507	5,471
Total operating costs	25,392	24,469
Operating income	4,737	6,130
Interest expense	1,385	1,735
Gain associated with derivative instruments	(6,084)	(3,076)
Foreign currency transaction loss (gain)	47	(61)
Other income, net	(23)	(20)
Income before income taxes	9,412	7,552
Provision for income taxes	421	224
Net income	$8,991	$7,328
Net income attributable to limited partner interests	$8,842	$7,204
Net income per common unit (basic and diluted)	$0.32	$0.27
Weighted average common units outstanding	27,440	27,030

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2022	2021
	(unaudited; in thousands of US dollars)
Net income	$8,991	$7,328
Other comprehensive income — foreign currency translation	552	375
Comprehensive income	$9,543	$7,703

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
	(unaudited; in thousands of US dollars)
Cash flows from operating activities:
Net income	$8,991	$7,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,507	5,471
Gain associated with derivative instruments	(6,084)	(3,076)
Settlement of derivative contracts	(273)	(264)
Unit based compensation expense	1,237	1,512
Deferred income taxes	144	(18)
Amortization of deferred financing costs	272	207
Changes in operating assets and liabilities:
Accounts receivable	(5,060)	(402)
Accounts receivable — related party	154	(84)
Prepaid expenses, inventory and other assets	2,360	884
Other assets — related party	65	(394)
Accounts payable and accrued expenses	4,034	290
Accounts payable and accrued expenses — related party	906	(25)
Deferred revenue and other liabilities	(1,529)	1,212
Deferred revenue and other liabilities — related party	(16)	4
Net cash provided by operating activities	10,708	12,645
Cash flows from investing activities:
Additions of property and equipment	(135)	(483)
Net cash used in investing activities	(135)	(483)
Cash flows from financing activities:
Distributions	(3,518)	(3,183)
Payments for deferred financing costs	(13)	—
Vested phantom units used for payment of participant taxes	(1,052)	(857)
Repayments of long-term debt	(5,000)	(8,000)
Net cash used in financing activities	(9,583)	(12,040)
Effect of exchange rates on cash	21	(95)
Net change in cash, cash equivalents and restricted cash	1,011	27
Cash, cash equivalents and restricted cash — beginning of period	10,923	10,994
Cash, cash equivalents and restricted cash — end of period	$11,934	$11,021

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited; in thousands of US dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$4,495	$3,747
Restricted cash	7,439	7,176
Accounts receivable, net	10,773	5,688
Accounts receivable — related party	2,817	2,953
Prepaid expenses	3,206	3,857
Inventory	1,667	3,027
Other current assets	1,567	129
Other current assets — related party	264	260
Total current assets	32,228	26,837
Property and equipment, net	131,446	133,102
Intangible assets, net	45,734	48,886
Operating lease right-of-use assets	4,214	5,658
Other non-current assets	8,855	4,881
Other non-current assets — related party	2,196	2,227
Total assets	$224,673	$221,591

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$11,527	$7,621
Accounts payable and accrued expenses — related party	2,393	1,486
Deferred revenue	5,850	6,889
Operating lease liabilities, current	3,285	4,674
Other current liabilities	8,011	7,223
Other current liabilities — related party	48	64
Total current liabilities	31,114	27,957
Long-term debt, net	161,275	166,003
Operating lease liabilities, non-current	778	793
Other non-current liabilities	6,297	7,751
Total liabilities	199,464	202,504
Commitments and contingencies
Partners’ capital
Common units (27,619,909 and 27,268,878 outstanding at March 31, 2022 and December 31, 2021, respectively)	21,835	16,355
General partner units (461,136 outstanding at March 31, 2022 and December 31, 2021)	2,119	2,029
Accumulated other comprehensive income	1,255	703
Total partners’ capital	25,209	19,087
Total liabilities and partners’ capital	$224,673	$221,591

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
THREE MONTHS CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Three Months Ended March 31,
	2022		2021
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at January 1,	27,268,878	$16,355	26,844,715	$3,829
Common units issued for vested phantom units	351,031	(1,052)	379,726	(857)
Net income	—	8,842	—	7,204
Unit based compensation expense	—	1,149	—	1,425
Distributions	—	(3,459)	—	(3,129)
Ending balance at March 31,	27,619,909	21,835	27,224,441	8,472
General Partner units
Beginning balance at January 1,	461,136	2,029	461,136	1,892
Net income	—	149	—	124
Distributions	—	(59)	—	(54)
Ending balance at March 31,	461,136	2,119	461,136	1,962
Accumulated other comprehensive income
Beginning balance at January 1,		703		547
Cumulative translation adjustment		552		375
Ending balance at March 31,		1,255		922
Total partners’ capital at March 31,		$25,209		$11,356

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
A substantial amount of the operating cash flows related to the terminal services that we provide are generated from take-or-pay contracts with minimum monthly commitment fees and, as a result, are not directly related to actual throughput volumes at our crude oil terminals. Throughput volumes at our terminals are primarily influenced by the difference in price between Western Canadian Select, or WCS, and other grades of crude oil, commonly referred to as spreads, rather than absolute price levels. WCS spreads are influenced by several market factors, including the availability of supplies relative to the level of demand from refiners and other end users, the price and availability of alternative grades of crude oil, the availability of takeaway capacity, as well as transportation costs from supply areas to demand centers.
Basis of Presentation
Our accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of our management, they contain all adjustments, consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of March 31, 2022, our results of operations for the three months ended March 31, 2022 and 2021, and our cash flows for the three months ended March 31, 2022 and 2021. We derived our consolidated balance sheet as of December 31, 2021 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our results of operations for the three months ended March 31, 2022 and 2021 should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, changes in the fair market value of our derivative instruments and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
The formula for distributing available cash as set forth in our partnership agreement is as follows:

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner (including IDRs) (1)
Minimum Quarterly Distribution	Up to $0.2875	98%	2%
First Target Distribution	> $0.2875 to $0.330625	98%	2%
Second Target Distribution	> $0.330625 to $0.359375	85%	15%
Third Target Distribution	> $0.359375 to $0.431250	75%	25%
Thereafter	Amounts above $0.431250	50%	50%

(1)Calculated as if our general partner holds the original 2% general partner interest in us, which is currently 1.6%.

We determined basic and diluted net income per limited partner unit as set forth in the following tables:

	For the Three Months Ended March 31, 2022
	Common Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$8,842	$149	$8,991
Less: Distributable earnings (2)	3,633	3	3,636
Excess net income	$5,209	$146	$5,355
Weighted average units outstanding (3)	27,440	461	27,901
Distributable earnings per unit (4)	$0.13
Underdistributed earnings per unit (5)	0.19
Net income per limited partner unit (basic and diluted) (6)	$0.32

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. There were no amounts attributed to the general partner for its incentive distribution rights.
(2)Represents the per unit distribution payable of $0.1235 per unit or $0.494 on an annualized basis for the three months ended March 31, 2022. Amounts presented for each class of units include a proportionate amount of the $167 thousand distributable to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
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
(6)Our computation of net income per limited partner unit excludes the effects of 1,366,747 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.

	For the Three Months Ended March 31, 2021
	Common Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$7,204	$124	$7,328
Less: Distributable earnings (2)	3,248	55	3,303
Excess net income	$3,956	$69	$4,025
Weighted average units outstanding (3)	27,030	461	27,491
Distributable earnings per unit (4)	$0.12
Underdistributed earnings per unit (5)	0.15
Net income per limited partner unit (basic and diluted)(6)	$0.27

(1)Represents net loss allocated to each class of units based on the actual ownership of the Partnership during the period. There were no amounts attributed to the general partner for its incentive distribution rights.
(2)Represents the per unit distribution paid of $0.1135 per unit or $0.454 on an annualized basis for the three months ended March 31, 2021. Amounts presented for each class of units include a proportionate amount of the $161 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
(3)Represents the weighted average units outstanding for the period.
(4)Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.
(5)Represents the additional amount per unit necessary to distribute the excess net income for the period among our limited partners and our general partners according to the distribution formula for cash as set forth in our partnership agreement.
(6)Our computation of net income per limited partner unit excludes the effects of 1,418,517 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.

Subsequent to the current reporting period, effective April 1, 2022 our sponsor’s general partner interest in us was exchanged for a non-economic general partner interest, our sponsor’s IDRs were eliminated and we issued 5,751,136 common units to our sponsor in connection with our acquisition of the Hardisty South Terminal. Refer to Note 17. Subsequent Events — Drop Down Acquisition of Hardisty South Terminal for more information.
3. REVENUES
Disaggregated Revenues
We manage our business in two reportable segments: Terminalling services and Fleet services. Our segments offer different services and are managed accordingly. Our chief operating decision maker, or CODM, regularly reviews financial information about both segments in order to allocate resources and evaluate performance. As such, we have concluded that disaggregating revenue by reporting segments appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 12. Segment Reporting for our disaggregated revenues by segment. Additionally, the below tables summarize the geographic data for our revenues:

	Three Months Ended March 31, 2022
	U.S.	Canada	Total
	(in thousands)
Third party	$7,336	$20,927	$28,263
Related party	$1,866	$—	$1,866

	Three Months Ended March 31, 2021
	U.S.	Canada	Total
	(in thousands)
Third party	$7,638	$20,647	$28,285
Related party	$2,314	$—	$2,314
Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our Terminal and Fleet services agreements as of March 31, 2022 are as follows for the periods indicated:

	Nine months ending December 31, 2022	2023	2024	2025	2026	Thereafter	Total
	(in thousands)
Terminalling Services (1) (2)	$51,913	$37,797	$19,551	$19,551	19,551	$89,609	$237,972
Fleet Services	896	—	—	—	—	—	896
Total	$52,809	$37,797	$19,551	$19,551	$19,551	$89,609	$238,868

(1)A significant portion of our terminal services agreements are denominated in Canadian dollars. We have converted the remaining performance obligations associated with these Canadian dollar-denominated contracts using the year-to-date average exchange rate of 0.7895 U.S. dollars for each Canadian dollar at March 31, 2022.
(2)Includes fixed monthly minimum commitment fees per contracts and excludes constrained estimates of variable consideration for rate-escalations associated with an index, such as the consumer price index, as well as any incremental revenue associated with volume activity above the minimum volumes set forth within the contracts. Also excludes estimated constrained variable consideration included in certain of our terminal services agreements that is based on crude oil pricing index differentials.
We have applied the practical expedient that allows us to exclude disclosure of performance obligations that are part of a contract that has an expected duration of one year or less.

Deferred Revenue
Our deferred revenue is a form of a contract liability and consists of amounts collected in advance from customers associated with their terminal and fleet services agreements and deferred revenues associated with make-up rights, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We currently recognize substantially all of the amounts we receive for minimum volume commitments as revenue when collected, since breakage associated with these make-up rights is currently approximately 99% based on our expectations around usage of these options. Accordingly, we had $0.1 million deferred revenues at March 31, 2022 for estimated breakage associated with the make-up rights options we granted to our customers. In addition, we had $1.4 million deferred revenues associated with make-up rights at December 31, 2021.
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
The following table presents the amounts outstanding on our consolidated balance sheets and changes associated with the balance of our deferred revenue for the three months ended March 31, 2022:

	December 31, 2021	Cash Additions for Customer Prepayments	Balance Sheet Reclassification	Revenue Recognized	March 31, 2022
	(in thousands)
Deferred revenue (1)	$6,889	$5,850	$—	$(6,889)	$5,850
Other current liabilities (2)	$5,062	$—	$2,035	$(457)	$6,640
Other non-current liabilities (2)	$7,648	$561	$(2,035)	$—	$6,174

(1)    Includes deferred revenue of $0.1 million and $1.4 million at March 31, 2022 and December 31, 2021, respectively, for estimated breakage associated with the make-up right options we granted our customers as discussed above.
(2)    Includes cumulative revenue that has been deferred due to tiered billing provisions included in certain of our Canadian dollar-denominated contracts, as discussed above. As such, the change in “Other current liabilities” has been increased by $78 thousand and “Other non-current liabilities” presented has been increased by $118 thousand due to the impact of the change in the end of period exchange rate between March 31, 2022 and December 31, 2021.

4. RESTRICTED CASH
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amounts shown in our consolidated statements of cash flows for the specified periods:

	March 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$4,495	$3,066
Restricted Cash	7,439	7,955
Total cash, cash equivalents and restricted cash	$11,934	$11,021

5. PROPERTY AND EQUIPMENT
Our property and equipment is comprised of the following asset classifications as of the dates indicated:

	March 31, 2022	December 31, 2021	Estimated Depreciable Lives (Years)
	(in thousands)
Land	$10,344	$10,298	N/A
Trackage and facilities	130,257	129,242	10-30
Pipeline	32,735	32,735	20-30
Equipment	18,088	17,944	3-20
Furniture	68	67	5-10
Total property and equipment	191,492	190,286
Accumulated depreciation	(60,853)	(58,045)
Construction in progress (1)	807	861
Property and equipment, net	$131,446	$133,102

(1)The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that has not been placed into productive service as of the respective consolidated balance sheet date.
Depreciation expense associated with property and equipment totaled $2.3 million for each of the three months ended March 31, 2022 and 2021.
6. LEASES
Lessee
We have noncancellable operating leases for railcars, buildings, storage tanks, offices, railroad tracks, and land.

Three Months Ended March 31, 2022
Weighted-average discount rate	5.9%
Weighted average remaining lease term in years	2.51
Our total lease cost consisted of the following items for the dates indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating lease cost	$1,515	$1,479
Short term lease cost	31	44
Variable lease cost	18	18
Sublease income	(1,281)	(1,348)
Total	$283	$193

The maturity analysis below presents the undiscounted cash payments we expect to make each period for property that we lease from others under noncancellable operating leases as of March 31, 2022 (in thousands):

2022	$3,382
2023	147
2024	115
2025	114
2026	117
Thereafter	505
Total lease payments	$4,380
Less: imputed interest	(317)
Present value of lease liabilities	$4,063
Lessor
We serve as an intermediary to assist our customers with obtaining railcars. In connection with our leasing of railcars from third parties, we simultaneously enter into lease agreements with our customers for noncancellable terms that are designed to recover our costs associated with leasing the railcars plus a fee for providing this service. In addition to these leases we also have lease income from storage tanks and lease income from our related party terminal services agreement associated with transloading renewable diesel at our West Colton Terminal that commenced in December 2021. Refer to Note 10. Transactions with Related Parties for additional discussion.

	Three Months Ended March 31,
	2022	2021
	(in thousands, except weighted average term)
Lease income (1)	$2,486	$2,185
Weighted average remaining lease term in years		3.58

(1)Lease income presented above includes lease income from related parties. Refer to Note 10. Transactions with Related Parties for additional discussion of lease income from a related party. In addition, lease income as discussed above totaling $1.6 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively, is included in “Terminalling services” and “Terminalling services — related party” revenues on our consolidated statements of operations.

The maturity analysis below presents the undiscounted future minimum lease payments we expect to receive from customers each period for property they lease from us under noncancellable operating leases as of March 31, 2022 (in thousands):

2022	$6,665
2023	2,656
2024	2,663
2025	2,656
2026	2,430
Total	$17,070

7. INTANGIBLE ASSETS
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in thousands)
Carrying amount:
Customer service agreements	$125,960	$125,960
Other	106	106
Total carrying amount	126,066	126,066
Accumulated amortization:
Customer service agreements	(80,264)	(77,115)
Other	(68)	(65)
Total accumulated amortization	(80,332)	(77,180)
Total intangible assets, net	$45,734	$48,886
Amortization expense associated with intangible assets totaled $3.2 million for the three months ended March 31, 2022 and 2021.

8. DEBT
In November 2018, we amended and restated our revolving senior secured credit agreement, which we originally established in October 2014. We refer to the amended and restated senior secured credit agreement executed in November 2018 as the Credit Agreement and the original senior secured credit agreement as the Previous Credit Agreement. Our Credit Agreement amended and restated in its entirety our Previous Credit Agreement.
On October 29, 2021, we entered into an amendment to our Credit Agreement, referred to as the Credit Agreement, as amended, with a syndicate of lenders. The Credit Agreement, as amended, extends the maturity date of the agreement by one year. The aggregate borrowing capacity of the facility is $275 million and reflects the resignation of Citibank, N.A. as administrative agent and swing line lender under the facility and the appointment of Bank of Montreal as the successor administrative agent and swing line lender under the facility.
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

Our long-term debt balances included the following components as of the specified dates:

	March 31, 2022	December 31, 2021
	(in thousands)
Credit Agreement, as amended	$163,000	$168,000
Less: Deferred financing costs, net	(1,725)	(1,997)
Total long-term debt, net	$161,275	$166,003
We determined the capacity available to us under the terms of our Credit Agreement, as amended, was as follows as of the specified dates:

	March 31, 2022	December 31, 2021
	(in millions)
Aggregate borrowing capacity under Credit Agreement, as amended	$275.0	$275.0
Less: Amounts outstanding under the Credit Agreement, as amended	163.0	168.0
Available under the Credit Agreement, as amended, based on capacity	$112.0	$107.0
Available under the Credit Agreement, as amended, based on covenants (1)	$66.9	$80.0

(1)    Pursuant to the terms of our Credit Agreement, as amended, our borrowing capacity, currently, is limited to 4.5 times our trailing 12-month consolidated EBITDA.
The weighted average interest rate on our outstanding indebtedness was 2.71% and 2.35% at March 31, 2022 and December 31, 2021, respectively, without consideration to the effect of our derivative contracts. In addition to the interest we incur on our outstanding indebtedness, we pay commitment fees of 0.375% on unused commitments, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement, as amended. At March 31, 2022, we were in compliance with the covenants set forth in our Credit Agreement, as amended.
Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Interest expense on the Credit Agreement, as amended	$1,113	$1,528
Amortization of deferred financing costs	272	207
Total interest expense	$1,385	$1,735

9. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty Terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty Terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty Terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty Terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred pipeline fees of $6.1 million and $6.0 million for the three months ended March 31, 2022 and 2021, respectively, which are presented as “Pipeline fees” in our consolidated statements of operations.

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
USDG is the sole owner of our general partner and at March 31, 2022, owns 11,557,090 of our common units representing a 41.2% limited partner interest in us. As of March 31, 2022, a value of up to $15.0 million of these common units were subject to a negative pledge supporting USDG’s revolving line of credit for working capital. USDG also provides us with general and administrative support services necessary for the operation and management of our business.
USD Partners GP LLC, our general partner, owns all 461,136 of our general partner units representing a 1.6% general partner interest in us, as well as all of our incentive distribution rights as of March 31, 2022. Pursuant to our partnership agreement, our general partner is responsible for our overall governance and operations. However, our general partner has no obligation to, does not intend to and has not implied that it would, provide financial support to or fund cash flow deficits of the Partnership.
USD Marketing LLC, or USDM, is a wholly-owned subsidiary of USDG organized to promote contracting for services provided by our terminals and to facilitate the marketing of customer products.
USD Terminals Canada II ULC, or USDTC II, is an indirect, wholly-owned Canadian subsidiary of USDG, organized for the purposes of pursuing expansion and other development opportunities associated with our Hardisty Terminal, pursuant to the Development Rights and Cooperation agreement between our wholly-owned subsidiary USD Terminals Canada ULC, or USDTC, and USDG. USDTC owns the legacy crude oil loading facility we refer to as the Hardisty Terminal. USDTC II completed construction of the Hardisty South expansion, or Hardisty South, which commenced operations in January 2019. Hardisty South, which has been owned and operated by USDTC II through March 31, 2022, added one and one-half 120-railcar unit trains of transloading capacity per day, or approximately 112,500 barrels per day, of takeaway capacity to the terminal by modifying the existing loading rack and building additional infrastructure and trackage.
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
The total amounts charged to us under the Omnibus Agreement for the three months ended March 31, 2022 and 2021 was $2.0 million and $1.7 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of operations. We had a payable balance of $2.4 million and $1.4 million with respect to these costs at March 31, 2022 and December 31, 2021, respectively, included in “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.
Marketing Services Agreement - Stroud Terminal
In connection with our purchase of the Stroud Terminal, we entered into a Marketing Services Agreement with USDM, or the Stroud Terminal MSA, in May 2017, whereby we granted USDM the right to market the capacity at the Stroud Terminal in excess of the original capacity of our initial customer in exchange for a nominal per barrel fee. USDM is obligated to fund any related capital costs associated with increasing the throughput or efficiency of the terminal to handle additional throughput. Upon expiration of our contract with the initial Stroud customer in June 2020, the same marketing rights now apply to all throughput at the Stroud Terminal in excess of the throughput necessary for the Stroud Terminal to generate Adjusted EBITDA that is at least equal to the average monthly Adjusted EBITDA derived from the initial Stroud customer during the 12 months prior to expiration. We also granted USDG the right to develop other projects at the Stroud Terminal in exchange for the payment to us of market-based compensation for the use of our property for such development projects. Any such development projects would be wholly-owned by USDG and would be subject to our existing right of first offer, or ROFO, with respect to midstream projects developed by USDG. Payments made under the Stroud Terminal MSA during the periods presented in this Report are discussed below under the heading “Related Party Revenue and Deferred Revenue.”
Marketing Services Agreement - West Colton Terminal
In June 2021, we entered into a new Terminal Services Agreement with USDCF that is supported by a minimum throughput commitment to USDCF from an investment-grade rated, refining customer as well as a performance guaranty from USD. The Terminal Services Agreement provides for the inbound shipment of renewable diesel on rail at our West Colton Terminal and the outbound shipment of the product on tank trucks to local consumers. The new Terminal Services Agreement has an initial term of five years and commenced on December 1, 2021. We have modified our existing West Colton Terminal so that it now has the capability to transload renewable diesel in addition to the ethanol that it has been transloading.
In exchange for the new Terminal Services Agreement at our West Colton Terminal with USDCF discussed above, we also entered into a Marketing Services Agreement in June 2021, or the West Colton MSA, with USDCF pursuant to which we agreed to grant USDCF marketing and development rights pertaining to future renewable diesel opportunities associated with the West Colton Terminal in excess of the initial renewable diesel Terminal Services Agreement simultaneously executed in June 2021 between us and USDCF. These rights entitle USDCF to market all additional renewable diesel opportunities at the West Colton Terminal during the initial term of the USDCF agreement, and following the initial term of that agreement, all renewable diesel opportunities at the West Colton Terminal in excess of the throughput necessary to generate Adjusted EBITDA for the West Colton Terminal that is at least equal to the average monthly Adjusted EBITDA derived from the initial USDCF agreement during the 12 months prior to expiration of that agreement’s initial five-year term. Pursuant to the West Colton MSA, USDCF will fund any related capital costs associated with increasing the throughput or efficiency of the terminal to handle additional renewable diesel opportunities. In addition, we granted USDCF the right to develop other renewable diesel projects at the West Colton Terminal in exchange for a per barrel fee covering our associated operating costs. Any such development projects would be wholly-owned by USD and would be subject to the ROFO with respect to midstream infrastructure developed by USD. There have been no payments made under the West Colton MSA during the periods presented in this Report.
Hardisty Terminal Services Agreement
We entered into a Terminal Services Agreement with USDTC II in 2019, whereby Hardisty South will provide terminal services for a third-party customer of our Hardisty Terminal for contracted capacity that exceeds the transloading capacity currently available. We incurred $2.1 million for the three months ended March 31, 2022 and 2021, which amounts are included in “Operating and maintenance expense — related party” in our consolidated statements of operations. These costs represent the same rate, on a per barrel basis, that we received as revenue from our third-party customer, which is included in “Terminalling Services” revenue in our consolidated statements of operations. Additionally, in conjunction with the agreement, we recorded a contract asset of $2.5 million at both March 31, 2022 and December 31, 2021 on our consolidated balance sheet in “Other current assets — related party” and “Other non-current assets — related party”, representing prepaid expense associated with this agreement due to tiered billing provisions in the related terminal services agreements.

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
Contribution Agreement
On March 27, 2022, we entered into a Contribution, Conveyance and Assumption agreement, or the Contribution Agreement, with our sponsor to acquire 100% of the entities owning the Hardisty South Terminal assets from USDG as well as eliminate the IDRs and economic general partner interest of our Sponsor for a total consideration of $75.0 million in cash and approximately 5,751,136 common units representing limited partner interests in us. Refer to Note 17. Subsequent Events for further discussion.
Related Party Revenue and Deferred Revenue
We have agreements to provide terminal and fleet services for USDM with respect to our Hardisty Terminal and terminal services with respect to our Stroud Terminal, which also include reimbursement to us for certain out-of-pocket expenses we incur, discussed in more detail below. Additionally, as previously discussed, we also entered into a new Terminal Services Agreement at our West Colton Terminal with USDCF that became effective December 31, 2021.
In connection with our purchase of the Stroud Terminal, we also entered into a Marketing Services Agreement with USDM, as discussed above. Pursuant to the terms of the agreement, we receive a fixed amount per barrel from USDM in exchange for marketing the additional capacity available at the Stroud Terminal. Effective August 2021, upon the commencement of the contract changes associated with the successful completion of the DRU project, the existing customer elected to fully terminate the volume commitments attributable to USDM at the Stroud Terminal, and therefore effective August 2021, we are no longer receiving a fixed fee payment from USDM. However, the Marketing Services Agreement is still effective for any future customer contracts obtained by USDM at the Stroud Terminal.
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
Our related party revenues from USD and affiliates are presented below in the following table for the indicated periods:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Terminalling services — related party	$655	$1,103
Fleet leases — related party	912	984
Fleet services — related party	299	227
	$1,866	$2,314

We had the following amounts outstanding with USD and affiliates on our consolidated balance sheets as presented below in the following table for the indicated periods:

	March 31, 2022	December 31, 2021
	(in thousands)
Accounts receivable — related party	$2,817	$2,953
Accounts payable and accrued expenses — related party (1)	$42	$63
Other current and non-current assets — related party (2)	$2,460	$2,487
Other current liabilities — related party (3)	$48	$64

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

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 26, 2022	February 9, 2022	February 18, 2022	$1,398	$56
11. COMMITMENTS AND CONTINGENCIES
From time to time, we may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. We do not believe that we are currently a party to any such proceedings that will have a material adverse impact on our financial condition or results of operations.
12. SEGMENT REPORTING
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

	Three Months Ended March 31, 2022
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$28,185	$—	$—	$28,185
Terminalling services — related party	655	—	—	655
Fleet leases — related party	—	912	—	912
Fleet services	—	—	—	—
Fleet services — related party	—	299	—	299
Freight and other reimbursables	78	—	—	78
Total revenues	28,918	1,211	—	30,129
Operating costs
Subcontracted rail services	3,252	—	—	3,252
Pipeline fees	6,060	—	—	6,060
Freight and other reimbursables	78	—	—	78
Operating and maintenance	4,247	993	—	5,240
Selling, general and administrative	1,296	57	3,902	5,255
Depreciation and amortization	5,507	—	—	5,507
Total operating costs	20,440	1,050	3,902	25,392
Operating income (loss)	8,478	161	(3,902)	4,737
Interest expense	—	—	1,385	1,385
Gain associated with derivative instruments	—	—	(6,084)	(6,084)
Foreign currency transaction loss (gain)	98	—	(51)	47
Other income, net	(23)	—	—	(23)
Provision for income taxes	357	64	—	421
Net income	$8,046	$97	$848	$8,991

	Three Months Ended March 31, 2021
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$28,105	$—	$—	$28,105
Terminalling services — related party	1,103	—	—	1,103
Fleet leases — related party	—	984	—	984
Fleet services	—	24	—	24
Fleet services — related party	—	227	—	227
Freight and other reimbursables	124	32	—	156
Total revenues	29,332	1,267	—	30,599
Operating costs
Subcontracted rail services	3,141	—	—	3,141
Pipeline fees	6,046	—	—	6,046
Freight and other reimbursables	124	32	—	156
Operating and maintenance	3,924	998	—	4,922
Selling, general and administrative	1,019	92	3,622	4,733
Depreciation and amortization	5,471	—	—	5,471
Total operating costs	19,725	1,122	3,622	24,469
Operating income (loss)	9,607	145	(3,622)	6,130
Interest expense	—	—	1,735	1,735
Gain associated with derivative instruments	—	—	(3,076)	(3,076)
Foreign currency transaction loss (gain)	133	—	(194)	(61)
Other income, net	(20)	—	—	(20)
Provision for income taxes	197	27	—	224
Net income (loss)	$9,297	$118	$(2,087)	$7,328

Segment Adjusted EBITDA
The following tables present the computation of Segment Adjusted EBITDA, which is a measure determined in accordance with GAAP, for each of our segments for the periods indicated:

	Three Months Ended March 31,
Terminalling Services Segment	2022	2021
	(in thousands)
Net income	$8,046	$9,297
Interest income (1)	(1)	(1)
Depreciation and amortization	5,507	5,471
Provision for income taxes	357	197
Foreign currency transaction loss (2)	98	133
Non-cash deferred amounts (3)	(1,225)	1,683
Segment Adjusted EBITDA	$12,782	$16,780

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

	Three Months Ended March 31,
Fleet Services Segment	2022	2021
	(in thousands)
Net income	$97	$118
Provision for income taxes	64	27
Segment Adjusted EBITDA	$161	$145

13. DERIVATIVE FINANCIAL INSTRUMENTS
Our net income, or loss, and cash flows are subject to fluctuations resulting from changes in interest rates on our variable rate debt obligations and from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar and the Canadian dollar. We use interest rate derivative instruments, specifically swaps, on our variable rate debt and to manage the risks associated with market fluctuations in interest rates to reduce volatility in our cash flows. We have not historically designated, nor do we expect to designate, our derivative financial instruments as hedges of the underlying risk exposure. All of our financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into for speculative purposes.
Interest Rate Derivatives
In September 2020, we entered into an interest rate swap that was made effective as of August 2020. The interest rate swap is a five-year contract with a $150 million notional value that fixes our one-month LIBOR to 0.84% for the notional value of the swap agreement instead of the variable rate that we pay under our Credit Agreement, as amended. The swap settles monthly through the termination date in August 2025.

Derivative Positions
We record all of our derivative financial instruments at their fair values in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	March 31, 2022	December 31, 2021
	(in thousands)
Other current assets	$1,431	$—
Other non-current assets	6,338	1,995
Other current liabilities	$—	$(583)
	$7,769	$1,412
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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Gain associated with derivative instruments	$(6,084)	$(3,076)
We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.
The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

			March 31, 2022	December 31, 2021
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Swap Agreements
Swap maturing August 2025	$150,000,000	0.84%	$7,769	$1,412
14. PARTNERS’ CAPITAL
Our common units represent limited partner interests in us. The holders of common units are entitled to participate in partnership distributions and to exercise the rights and privileges available to limited partners under our partnership agreement.
Pursuant to the terms of the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, which we refer to as the A/R LTIP, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 530,860 vested during the first three months in 2022, of which 351,031 were converted into our common units after 179,829 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 15. Unit Based Compensation.

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.2875 per unit ($1.15 per unit on an annualized basis) on all of our units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis. The amount of distributions we pay under our cash distribution policy and the decision to make any distribution are determined by our general partner. For the quarter ended March 31, 2022, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.1235 per unit on all of our units.
15. UNIT BASED COMPENSATION
Long-term Incentive Plan
In 2022 and 2021, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 603,437 and 669,043 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our A/R LTIP. At March 31, 2022, we had 157,983 Phantom Units remaining available for issuance. The Phantom Units are subject to all of the terms and conditions of the A/R LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount based on an allocation formula which included a percentage multiplier of the grantee’s base salary, among other factors, converted to a number of units based on the closing price of one of our common units preceding the grant date, as determined by the board of directors of our general partner and quoted on the NYSE.
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
The following tables present the award activity for our Equity-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2021	26,272	1,317,493	$8.21
Granted	39,408	514,434	$5.85
Vested	(26,272)	(504,588)	$9.07
Forfeited	—	—	$—
Phantom Unit awards at March 31, 2022	39,408	1,327,339	$6.92

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2020	40,065	1,324,837	$10.98
Granted	40,065	573,204	$4.82
Vested	(40,065)	(517,514)	$11.33
Forfeited	—	(2,075)	$8.44
Phantom Unit awards at March 31, 2021	40,065	1,378,452	$8.18
The following tables present the award activity for our Liability-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2021	13,136	63,730	$7.26
Granted	13,136	36,459	$5.85
Vested	(13,136)	—	$4.82
Phantom Unit awards at March 31, 2022	13,136	100,189	$6.92

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2020	13,136	59,284	$10.58
Granted	13,136	41,138	$4.82
Vested	(13,136)	—	$10.15
Phantom Unit awards at March 31, 2021	13,136	100,422	$7.88
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
For the three months ended March 31, 2022 and 2021, we recognized $1.2 million and $1.5 million, respectively, of compensation expense associated with outstanding Phantom Units. As of March 31, 2022, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $9.5 million, which we expect to recognize over a weighted average period of 2.58 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.

We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Equity-classified Phantom Units (1)	$163	$152
Liability-classified Phantom Units	9	8
Total	$172	$160

(1)    We reclassified $2 thousand for the three months ended March 31, 2021, to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited. We had no reclassifications for the three months ended March 31, 2022
16. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash paid for income taxes	$533	$286
Cash paid for interest	$1,116	$1,549
Cash paid for operating leases	$1,838	$1,566

Non-cash Investing Activities
For the three months ended March 31, 2022 and 2021, we had non-cash investing activities for capital expenditures for property and equipment that were financed through “Accounts payable and accrued expenses” as presented in the table below for the periods indicated:

	Three months ended March 31,
	2022	2021
	(in thousands)
Property and equipment financed through accounts payable and accrued expenses	$(135)	$136
There were no new right-of-use lease assets and associated liabilities recorded on our consolidated balance sheet as of March 31, 2022, representing non-cash activities resulting from either new or extended lease agreements. We recorded $37 thousand of right-of-use lease assets and the associated liabilities on our consolidated balance sheet as of March 31, 2021. See Note 6. Leases for further discussion.

17. SUBSEQUENT EVENTS
Distribution to Partners
On April 21, 2022, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.1235 per unit, or $0.494 per unit on an annualized basis, for the three months ended March 31, 2022. The distribution will be paid on May 13, 2022, to unitholders of record at the close of business on May 4, 2022. The distribution will include payment of $2.0 million to our public common unitholders and $1.5 million to USDG as a holder of our common units.

Drop Down Acquisition of Hardisty South Terminal
On April 6, 2022, we completed the drop down acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG, exchanged our sponsor’s economic general partner interest in us for a non-economic general partner interest and eliminated our sponsor’s IDRs for a total consideration of $75.0 million in cash and 5,751,136 common units, that was made effective as of April 1, 2022. The cash portion was funded with borrowings from our Credit Agreement, as amended. In connection with these transactions, we entered into a technical amendment to our Credit Agreement, as amended to permit our acquisition of the Netherlands cooperative, which is the parent company of the company that owns the Hardisty South Terminal.
The drop down acquisition was determined to be a business combination of entities under common control and as such we will consolidate the financial information for the acquisition of the Hardisty South Terminal on a retrospective basis. As of April 6, 2022, our sponsor holds 17,308,226 common units, representing 51.9% of our total outstanding units.
In connection with the acquisition, the fixed fee portion of the expenses payable by us under the Omnibus Agreement was adjusted upward slightly to reimburse our general partner for costs associated with the operations of the Hardisty South Terminal. After giving effect to that adjustment, for the twelve months ending December 31, 2022, we estimate that the total fixed fee portion of expenses payable by us under the Omnibus Agreement will be approximately $3.7 million, which includes, among other items, compensation expense for all employees required to manage and operate our business. Please read the discussion under Part II, Item 8. Financial Statements and Supplementary Data, Note 13. Transactions with Related Parties in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 regarding reimbursements to our general partner under the Omnibus Agreement.
The following table presents unaudited pro forma consolidated financial information for the periods indicated as if the closing of our drop down acquisition of the Hardisty South Terminal had occurred as of January 1, 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Total revenues	$35,786	$43,626
Net income	$10,362	$15,155
Credit Agreement, as amended
Subsequent, to March 31, 2022, we borrowed an additional $75.0 million under the terms of our existing $275 million Credit Agreement, as amended, which was used to finance the previously discussed acquisition of the Hardisty South Terminal. As of May 2, 2022, we had amounts outstanding of $238.0 million under our Credit Agreement, as amended and $37.0 million available for borrowing under the Credit Agreement, as amended based on capacity that is subject to certain covenants. Refer to Note 8. Debt for more information.
Pursuant to the terms of our Credit Agreement, as amended, our borrowing capacity currently is limited to 5.0 times our trailing 12-month consolidated EBITDA for the quarter in which a material acquisition occurs and the two quarters following a material acquisition, as defined in our Credit Agreement, as amended, after which time the covenant returns to 4.5 times our trailing 12-month consolidated EBITDA. Our acquisition of Hardisty South is treated as a material acquisition under the terms of our Credit Agreement, as amended. As a result, our borrowing capacity will be limited to 5.0 times our 12-month trailing consolidated EBITDA through December 31, 2022.
Derivative Financial Instrument Amendment
As a result of the previously discussed acquisition of the Hardisty South Terminal and the associated additional borrowings under our Credit Agreement, as amended, that occurred to finance the acquisition, on April 11, 2022, we terminated our existing interest rate swap and simultaneously entered into a new interest rate swap that was made effective as of April 19, 2022. The new interest rate swap is a five-year contract with a $175.0 million notional value that fixes the secured overnight financing rate, or SOFR, to 1.57% for the notional value of the swap agreement instead of the variable rate that we pay under our Credit Agreement, as amended. The swap settles monthly through the termination date in March 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with the unaudited consolidated financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Among other things, those consolidated financial statements include more detailed information regarding the basis of presentation for the following discussion and analysis. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and subsequent Quarterly Reports on Form 10-Q. Please also read the “Cautionary Note Regarding Forward-Looking Statements” following the table of contents in this Report.
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
USDG completed an expansion project in January 2019 at the Partnership’s Hardisty Terminal, referred to herein as Hardisty South, which added one and one-half 120-railcar unit trains of transloading capacity per day, or approximately 112,500 barrels per day, or bpd. In April 2022, we acquired 100% of the entities owning the Hardisty South Terminal assets from USDG, exchanged our sponsor’s economic general partner interest in us for a non-economic general partner interest and eliminated our sponsor’s IDRs for a total consideration of $75.0 million in cash and 5,751,136 common units, that was made effective as of April 1, 2022. The acquisition of the Hardisty South Terminal increases the size, scale and growth capacity of the Partnership’s asset base, while optimizing operational and commercial synergies of the Hardisty Terminal in order to capitalize on the growth benefits associated with the Sponsor’s Diluent Recovery Unit, or DRU, program. For more information on our drop down acquisition of the Hardisty South Terminal, refer to Part I. Item 1. Financial Statements, Note 17. Subsequent Events of this Quarterly Report.
USD’s Diluent Recovery Unit and Port Arthur Terminal Projects
During 2021, USD, along with its joint venture partner, Gibson, successfully completed construction on and placed into service the DRU at the Hardisty Terminal, as a part of a long-term solution to transport heavier grades of crude oil produced in Western Canada by rail. USD also placed into service a new destination terminal in Port Arthur, Texas, or PAT. Refer to the Growth Opportunities for our Operations section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further information.
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
Impact of Current Market Events
Given that crude oil prices have recovered and are higher than pre-COVID levels, Canadian production that was temporarily shut-in due to COVID-19 has also returned to pre-COVID levels. Additionally, in January 2022, the Canadian Association of Petroleum Producers, or CAPP, announced that they are forecasting a $6 billion dollar increase in planned upstream oil and gas spending as compared to 2021 levels. The expected growth spending for 2022 would mark the second straight year of significant increases in investment as Canadian producers look to capitalize on stronger commodity prices due to rapidly growing global demand for natural gas and crude oil. In addition, the Natural Resources Minister for Canada recently announced that Canada has the production capacity to increase its 2022 oil and gas exports incrementally by 300,000 barrels per day in response to supply shortages brought on by the ongoing conflict in Ukraine.
However, recent events have led to lower than anticipated Canadian production levels including recent extreme cold weather events in Canada, which caused unplanned production outages that led to a reduction in supply. Additionally, in the fourth quarter of 2021, two new pipeline projects were placed into service, creating a one time demand events for line fill. Also, in the first quarter of 2022, Canadian producers entered into a maintenance cycle, reducing supply seeking egress from Western Canada. The combination of these specific supply and demand events jointly contributed to the record draw on inventories that began in December 2021 and continued through first quarter 2022, resulting in historically low inventories levels.
Despite the events discussed above and based on the forecasted production increases in Canada, we expect that inventory levels in the second half of 2022 will build back up to the higher levels that existed during the second half of 2021. This should drive pipeline apportionment levels higher, which we expect will lead to higher demand for a crude by rail egress solution. However the extent and duration of any increases in apportionment or inventory levels are difficult to predict, if such increases occur at all.
Another factor that may contribute to the demand for a crude by rail egress solution is the significant regulatory and legal obstacles that pipeline projects and existing pipelines experience in the U.S and Canada. For example, it was recently announced by Trans Mountain Corporation, or TMC, that the cost of the Trans Mountain Pipeline expansion project has nearly doubled and the timeline for completing the project has now been extended out further into 2023. This prompted the Canadian Government to announce that it is cutting off funding for the project and advised TMC to secure the necessary funding from public debt markets or financial institutions. The

Canadian government does not plan to be the long-term owner of the pipeline and expects to launch a sale process in due course. As environmental, regulatory and political challenges to increase pipeline export capacity remain, crude by rail exports will remain a valuable egress solution.
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
Fleet Services
We provide one of our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons by rail on multi-year, take-or-pay terms under a master fleet services agreement. We do not own any railcars. As of March 31, 2022, our railcar fleet consisted of 200 railcars, which we lease from a railcar manufacturer, all of which are coiled and insulated, or C&I, railcars. The weighted average remaining contract life on our railcar fleet is nine months as of March 31, 2022.
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
Also, we have historically assisted our customers with procuring railcars to facilitate their use of our terminal services. Our wholly-owned subsidiary USD Rail LP has historically entered into leases with third-party manufacturers of railcars and financial firms, which it has then leased to customers. Although we expect to continue to assist our customers in obtaining railcars for their use transporting crude oil to or from our terminals, we do not intend to continue to act as an intermediary between railcar lessors and our customers as our existing lease agreements expire, are otherwise terminated, or are assigned to our existing customers. Should market conditions change, we could potentially act as an intermediary with railcar lessors on behalf of our customers again in the future.
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to evaluate our operations. When we evaluate our consolidated operations and related liquidity, we consider these metrics to be significant factors in assessing our ability to generate cash and pay distributions and include: (i) Adjusted EBITDA and DCF; (ii) operating costs; and (iii) volumes. We define Adjusted EBITDA and DCF below. When evaluating our operations at the segment level, we evaluate using Segment Adjusted EBITDA. Refer to Part I. Item 1. Financial Statements, Note 12. Segment Reporting of this Quarterly Report.

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
The following table sets forth a reconciliation of “Net cash provided by operating activities,” the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by operating activities	$10,708	$12,645
Add (deduct):
Amortization of deferred financing costs	(272)	(207)
Deferred income taxes	(144)	18
Changes in accounts receivable and other assets	2,481	(4)
Changes in accounts payable and accrued expenses	(4,940)	(265)
Changes in deferred revenue and other liabilities	1,545	(1,216)
Interest expense, net	1,384	1,734
Provision for income taxes	421	224
Foreign currency transaction loss (gain) (1)	47	(61)
Non-cash deferred amounts (2)	(1,225)	1,683
Adjusted EBITDA	10,005	14,551
Add (deduct):
Cash paid for income taxes	(533)	(286)
Cash paid for interest	(1,116)	(1,549)
Maintenance capital expenditures	—	(203)
Distributable cash flow	$8,356	$12,513

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

Adjusted EBITDA and DCF presented above for the three months ended March 31, 2022 include the impact of $0.5 million of expenses incurred during the period associated with our recent drop down acquisition of the Hardisty South Terminal assets from our Sponsor. Additionally, we expect to incur between approximately $2.0 million and $2.5 million of additional expenses during the second quarter of 2022 associated with the acquisition. Refer to Part I. Item 1. Financial Statements, Note 17. Subsequent Events of this Quarterly Report for more information.
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

General Trends and Outlook
We expect our business to continue to be affected by the key trends and recent developments discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition— Factors that May Impact Future Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results. The unprecedented nature of the COVID-19 pandemic, as well as the ongoing situation in Ukraine and their impact on world economic conditions and the volatility in the oil and natural gas markets have created increased uncertainty with respect to future conditions and our ability to accurately predict future results.

Hardisty and Stroud Terminals Customer Contract Renewals and Expirations
In early April 2022 we completed the acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG. The new combined Hardisty Terminal, which includes our legacy Hardisty Terminal and the newly acquired Hardisty South Terminal, now has the designed takeaway capacity of three and one-half unit trains per day, or approximately 262,500 barrels per day. Approximately 80% of the capacity of the combined Hardisty Terminal is contracted through mid-2022; approximately 54% is contracted through mid-2023; approximately 31% is contracted through January 2024; and approximately 17% is contracted through mid-2031.
Impacts on Customer Contracts From 2021 DRU Conversion
As previously discussed, construction of USD’s DRU project was completed in July 2021 and was declared fully operational in December 2021. Effective August 2021, the maturity date of three terminalling services agreements that are with the existing DRU customer at our Hardisty Terminal were extended through mid-2031, representing approximately 17% of the combined Hardisty Terminal’s capacity. Due to the significantly longer contract tenor of the terminalling services agreements associated with the DRU volumes, contracted rates on an annual basis are lower as compared to the contracted rates associated with the historical, shorter-term, agreements, which results in lower cash flows to the Partnership on an annual basis, but support a higher net present value to the Partnership and provide a more predictable cash flow profile.
Also, effective August 2021, the existing DRU customer elected to reduce its volume commitments at the Stroud Terminal attributable to the Partnership by one-third of the previous commitment through June 2022, at which point the agreement will terminate with no renewal period. This agreement currently represents our sole third-party customer contract for our Stroud Terminal.
With respect to the contract changes that occurred during 2021 associated with the DRU conversion, including the reduced volume commitment at the Stroud Terminal and the lower rates attributable to the longer tenor agreements at our Hardisty Terminal, we expect an approximate $2.0 million adverse impact to our “Net cash provided by operating activities” for the second quarter of 2022 resulting from these contract changes as compared to the amounts recognized under the agreements prior to the changes in 2021.
Potential Future Contract Expirations
If not renewed or extended, approximately 26% of the combined Hardisty Terminal’s capacity will expire at the end of June 2022. In addition, the remaining contracted capacity at the Stroud Terminal will also expire at the end of June 2022, if not renewed or extended. Also, certain of the terminalling services agreements at our Hardisty Terminal that expire in mid-2023 include a tiered rate structure that includes rate decreases that occur annually on July 1st of each year throughout the term of the agreement.
Management is focused on renewing, extending or replacing the agreements that are set to expire at the Hardisty and Stroud Terminals in mid-2022 and mid-2023 with new, multi-year take or pay commitments and is actively engaging with customers. Given current and expected market conditions, management believes that we will be able to renew and extend the agreements that are expiring at the end of the second quarter of 2022, sometime during the second half of 2022. Additionally, management believes that the lower utilization at the Stroud Terminal as a result of successful completion of the DRU project will be short-term in nature, and will allow the Partnership the opportunity to offer terminalling services to other customers that may be in need of access to the numerous markets connected to the Cushing oil hub. However, the timing of such renewals, as well as the expected contracted rates are uncertain and difficult to predict, if such renewals occur at all. If and to the extent we are unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals, our revenue, cash flows from operating activities and Adjusted EBITDA would be materially adversely impacted.
Potential Impact of Hardisty, Stroud and West Colton Deficiency Credit Usage by Our Customers
As previously discussed, customers of our Hardisty, Stroud and West Colton Terminals are obligated to pay a minimum monthly commitment fee for the capacity to load an allotted number of unit trains, representing a specified number of barrels per month. If a customer loads fewer unit trains than its allotted amount in any given month, that customer will receive a credit for up to 12 months, also referred to as a deficiency credit. This credit may be used to offset fees on throughput volumes in excess of the customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. Additionally, we could incur incremental costs associated with loading the additional trains for our customers if they have and use their accrued deficiency credits, but such costs are not expected to be material. As of December 31, 2021, we deferred revenues of $1.4 million that were associated with the expected usage of the deficiency credits during 2022. Based on current circumstances and conversations with our customers, as of March 31, 2022, we deferred revenues of $0.1 million associated with the expected future usage of deficiency credits.
Factors Affecting the Comparability of Our Financial Results
The comparability of our current financial results in relation to prior periods are affected by the factors described below.
Impact of Hardisty and Stroud Terminals Contract Changes
As a result of the successful commencement of the DRU as previously discussed, effective August 1, 2021, the maturity date of three terminal services agreements that are with the existing DRU customer at our Hardisty Terminal were extended through mid-2031. Due to the significantly longer contract tenor of the terminalling services agreements associated with the DRU volumes, contracted rates on an annual basis are lower as compared to the contracted rates associated with the historical, shorter-term, agreements, which results in lower cash flows to the Partnership on an annual basis, but support a higher net present value to the Partnership and provide a more predictable cash flow profile. Additionally, effective August 1, 2021, the existing DRU customer elected to reduce its volume commitments at the Stroud Terminal attributable to the Partnership by one-third of the previous commitment through June 2022, at which point the agreement will terminate with no renewal period. The agreement currently represents our sole third-party customer contract for our Stroud Terminal. For further discussion of the impacts of these contract changes on our financial results, refer to Results of Operations — By Segment, Terminalling Services below.
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
The following table summarizes our operating results by business segment and corporate charges for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating income (loss)
Terminalling services	$8,478	$9,607
Fleet services	161	145
Corporate and other	(3,902)	(3,622)
Total operating income	4,737	6,130
Interest expense	1,385	1,735
Gain associated with derivative instruments	(6,084)	(3,076)
Foreign currency transaction loss (gain)	47	(61)
Other income, net	(23)	(20)
Provision for income taxes	421	224
Net income	$8,991	$7,328
Summary Analysis of Operating Results
Changes in our operating results for the three months ended March 31, 2022, as compared with our operating results for the three months ended March 31, 2021, were primarily driven by:
•activities associated with our Terminalling services business including:
–lower revenue at our Stroud Terminal associated with a decrease in contracted volume commitments at the terminal that became effective August 2021 as discussed in more detail below, partially offset by recognizing previously deferred revenue in the current quarter associated with the make-up right options we granted to our customers as compared to a deferral of revenue in the prior year period associated with make-up right options;
–lower storage revenue generated by our Casper Terminal associated with the end of one of our customer contracts that occurred in September 2021; and
–higher revenue at our West Colton Terminal due to the commencement of the renewable diesel contract that occurred in December 2021.
•a decrease in interest expense primarily due to lower interest rates coupled with a lower weighted average balance of debt outstanding; and
•higher non-cash gains associated with increases in the fair value of our interest rate derivatives resulting from increases in the interest rate index upon which the derivative values are based in 2022 as compared to 2021.
A comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS — BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenues
Terminalling services	$28,840	$29,208
Freight and other reimbursables	78	124
Total revenues	28,918	29,332
Operating costs
Subcontracted rail services	3,252	3,141
Pipeline fees	6,060	6,046
Freight and other reimbursables	78	124
Operating and maintenance	4,247	3,924
Selling, general and administrative	1,296	1,019
Depreciation and amortization	5,507	5,471
Total operating costs	20,440	19,725
Operating income	8,478	9,607
Foreign currency transaction loss	98	133
Other income, net	(23)	(20)
Provision for income taxes	357	197
Net income	$8,046	$9,297
Average daily terminal throughput (bpd)	84,125	97,114
Three months ended March 31, 2022 compared with three months ended March 31, 2021
Terminalling Services Revenue
Revenue generated by our Terminalling services segment decreased $0.4 million to $28.9 million for the three months ended March 31, 2022, as compared with $29.3 million for the three months ended March 31, 2021. This decrease was primarily attributable to lower revenues at our Stroud Terminal in the three months ended March 31, 2022 due to the decrease in contracted volume commitments that became effective in August 2021, as discussed above in Factors Affecting the Comparability of our Financial Results. Partially offsetting the decrease in our Stroud Terminal revenues was the recognition of previously deferred revenues that occurred in the current quarter associated with the make-up right options we granted our customers, as compared to a deferral of revenue associated with make-up right options that occurred in the prior year period. Storage revenues at our Casper Terminal also decreased in the current quarter as compared to the prior year period due to the conclusion of one of our customer contracts that occurred in September 2021. Partially offsetting this decrease was an increase in revenue at our West Colton Terminal during the first quarter of 2022 due to the commencement of the renewable diesel contract that occurred in December 2021.
Our average daily terminal throughput decreased 12,989 bpd to 84,125 bpd for the three months ended March 31, 2022, as compared with 97,114 bpd for the three months ended March 31, 2021. Throughput at our Stroud Terminal decreased for the first quarter of 2022 as compared to the first quarter of 2021 due to the previously discussed decrease contracted volume commitments. Partially offsetting this decrease was an increase in throughput volumes at our West Colton Terminal due primarily to the commencement of our new renewable diesel agreement. In addition, throughput volumes at our Hardisty and Casper terminals increased in 2022, due primarily to increased activity by our customers at these terminals compared to the same period during the prior year. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminal services. Increases in the average daily terminal throughput activity usually only affect revenue to the extent such amounts are in excess of the minimum monthly committed volumes. However, increases in throughput activity do increase the variable operating costs associated with our terminals.
Our terminalling services revenue for the three months ended March 31, 2022, would not have materially changed if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended March 31, 2022, was the same as the average exchange rate for the three months ended March 31, 2021. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7895 for the three months ended March 31, 2022 as compared with 0.7897 for the three months ended March 31, 2021.
Operating Costs
The operating costs of our Terminalling services segment increased $0.7 million to $20.4 million for the three months ended March 31, 2022, as compared with $19.7 million for the three months ended March 31, 2021. The increase is primarily attributable to higher operating and maintenance costs and higher selling, general and administrative costs for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Our terminalling services operating costs for the three months ended March 31, 2022, would not have significantly changed if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended March 31, 2022, was the same as the average exchange rate for the three months ended March 31, 2021.
Operating and maintenance. Operating and maintenance expense increased $0.3 million to $4.2 million for the three months ended March 31, 2022, as compared with $3.9 million for the three months ended March 31, 2021. The increase is primarily due to increased operational supplies and utilities costs at the Hardisty Terminal due primarily to increased throughput volumes and higher fuel costs.
Selling, general and administrative. Selling, general and administrative expense increased $0.3 million to $1.3 million for the three months ended March 31, 2022, as compared with $1.0 million for the three months ended March 31, 2021. The increase is primarily due to slightly higher costs allocated to us associated with the management and operation of our terminals.

FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenues
Fleet leases	$912	$984
Fleet services	299	251
Freight and other reimbursables	—	32
Total revenues	1,211	1,267
Operating costs
Freight and other reimbursables	—	32
Operating and maintenance	993	998
Selling, general and administrative	57	92
Total operating costs	1,050	1,122
Operating income	161	145
Provision for income taxes	64	27
Net income	$97	$118
Three months ended March 31, 2022 compared with the three months ended March 31, 2021
The underlying business activities associated with our Fleet services segment have remained relatively constant for the three months ended March 31, 2022, as compared with the three months ended March 31, 2021. As a result, we have experienced only modest changes in the operating revenues and operating costs associated with this business. We expect only modest changes in the operating results of our fleet services business for the near future.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating costs
Selling, general and administrative	$3,902	$3,622
Operating loss	(3,902)	(3,622)
Interest expense	1,385	1,735
Gain associated with derivative instruments	(6,084)	(3,076)
Foreign currency transaction gain	(51)	(194)
Net income (loss)	$848	$(2,087)
Three months ended March 31, 2022 compared with the three months ended March 31, 2021
Our income from corporate activities increased $2.9 million to $0.8 million for the three months ended March 31, 2022, as compared to a net loss of $2.1 million for the three months ended March 31, 2021.

Our corporate selling, general and administrative expenses increased $0.3 million to $3.9 million for the three months ended March 31, 2022 as compared with the three months ended March 31, 2021. The increase is primarily due to increased legal and consulting fees incurred during the first quarter of 2022 related to our acquisition of the Hardisty South Terminal assets from our Sponsor. For more information on our drop down acquisition of the Hardisty South Terminal, refer to Part I. Item 1. Financial Statements, Note 17. Subsequent Events of this Quarterly Report.
Our costs for interest expense decreased $0.4 million to $1.4 million for the three months ended March 31, 2022, as compared with the same period in 2021, primarily due to a decrease in interest rates we were charged under our Credit Agreement, as amended during the three months ended March 31, 2022 coupled with a lower weighted average balance of debt outstanding, as compared to the same period in 2021. In addition, we had a non-cash gain of $6.1 million recognized on our interest rate derivatives for the three months ended March 31, 2022, as compared to a non-cash gain of $3.1 million for the same period in 2021.

LIQUIDITY AND CAPITAL RESOURCES
Our principal liquidity requirements include:
•financing current operations;
•servicing our debt;
•funding capital expenditures, including potential acquisitions and the costs to construct new assets; and
•making distributions to our unitholders.
We have historically financed our operations with cash generated from our operating activities, borrowings under our Credit Agreement, as amended and loans from our sponsor.
Liquidity Sources
We expect our ongoing sources of liquidity to include borrowings under our Credit Agreement, as amended, issuances of debt securities and additional partnership interests as well as cash generated from our operating activities. We believe that cash generated from these sources will be sufficient to meet our ongoing working capital and capital expenditure requirements and to make quarterly cash distributions at current levels for the next 12 months following the filing of this Report.
For information regarding our Credit Agreement, as amended, please see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Part I. Item 1. Financial Statements, Note 8. Debt of this Quarterly Report.
The following table presents our available liquidity as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents (1)	$4.5	$3.7
Aggregate borrowing capacity under the Credit Agreement, as amended	275.0	275.0
Less: Amounts outstanding under Credit Agreement, as amended	163.0	168.0
Available liquidity based on Credit Agreement, as amended capacity	$116.5	$110.7
Available liquidity based on Credit Agreement, as amended covenants (2)	$71.4	$83.7

(1)    Excludes amounts that are restricted pursuant to our collaborative agreement with Gibson.
(2)    Pursuant to the terms of our Credit Agreement, as amended, our borrowing capacity is limited to 4.5 times (5.0 times for the two quarters following a material acquisition) our trailing 12-month consolidated EBITDA which equates to $66.9 million and $80.0 million of borrowing capacity available at March 31, 2022 and December 31, 2021, respectively. Our acquisition of Hardisty South, which was completed in April 2022, is treated as a material acquisition under the terms of our Credit Agreement, as amended. As a result, our borrowing capacity will be limited to 5.0 times our 12-month trailing consolidated EBITDA through December 31, 2022.
On April 6, 2022, we completed the drop down acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG, exchanged our sponsor’s economic general partner interest in us for a non-economic general partner interest and eliminated our sponsor’s IDRs for a total consideration of $75.0 million in cash and 5,751,136 common units, that was made effective as of April 1, 2022. The cash portion was funded with borrowings under our Credit Agreement, as amended. As such, we had outstanding borrowings of $238.0 million as of May 2, 2022 and available liquidity based on Credit Agreement, as amended capacity of $37.0 million, subject to our continued compliance with financial covenants.
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

Cash Flows
The following table and discussion summarize the cash flows associated with our operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$10,708	$12,645
Investing activities	(135)	(483)
Financing activities	(9,583)	(12,040)
Effect of exchange rates on cash	21	(95)
Net change in cash, cash equivalents and restricted cash	$1,011	$27
Operating Activities
Net cash provided by operating activities decreased $1.9 million to $10.7 million for the three months ended March 31, 2022, as compared with $12.6 million for the three months ended March 31, 2021. The decrease in net cash provided by operating activities is primarily attributable to the changes in cash flow derived from our operating results as discussed above in Results of Operations. While our net income for the three months ended March 31, 2022 was more than our net income for the same period in 2021, the net income from 2022 included a significant amount of non-cash gains that increase our net income but did not increase cash flow, such as our higher non-cash gain associated with derivative instruments in 2022 as compared to the non-cash derivative gain we recognized in 2021. The net change in net cash provided by operating activities was also impacted by the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.
Investing Activities
Net cash used in investing activities decreased to $0.1 million for the three months ended March 31, 2022 as compared to $0.5 million for the three months ended March 31, 2021 primarily due to permitting costs incurred in the first quarter of 2021 associated with expansion opportunities at our West Colton Terminal with no similar costs incurred in the first three months of 2022.
Financing Activities
Net cash used in financing activities decreased to $9.6 million for the three months ended March 31, 2022 as compared with $12.0 million for the three months ended March 31, 2021. Our payments on our long-term debt during the three months ended March 31, 2022 were $3.0 million lower than the net payments during the three months ended March 31, 2021. The decrease in cash used for financing activities associated with our debt repayments was partially offset with a slight increase in cash paid for distributions and participant withholding taxes associated with vested Phantom Units during the three months ended March 31, 2022, as compared to the same period in 2021.
Cash Requirements
Our primary requirements for cash are: (1) financing current operations, (2) servicing our debt, (3) funding capital expenditures, including potential acquisitions and the costs to construct new assets, and (4) making distributions to our unitholders. We expect to fund future capital expenditures from cash on our balance sheet, cash flow generated from our operating activities, borrowings under our Credit Agreement, as amended and the issuance of additional partnership interests or long-term debt.
On April 6, 2022, we completed the acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG, as described above. The total consideration for the transaction was $75.0 million in cash, plus

5,751,136 common units, which were issued to USDG. Additionally we expect to incur between approximately $2.0 million and $2.5 million of additional expenses during the second quarter of 2022 associated with the transaction.
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
Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital expenditures, or investment capital expenditures. Although we have not experienced significant maintenance capital expenditures in prior years, as the age and usage of our assets increase, we expect that costs we incur to maintain them in compliance with sound business practice, our contractual relationships and applicable regulatory requirements will likely increase. Some of these costs will be characterized as maintenance capital expenditures. We incurred no maintenance capital expenditures during the three months ended March 31, 2022. Our total expansion capital expenditures for the three months ended March 31, 2022 were $0.1 million.
Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating, investing and distribution needs. During the three months ended March 31, 2022, we received no proceeds from borrowings on our Credit agreement, as amended and made repayments of $5.0 million on our Credit Agreement, as amended from cash flow in excess of our operating and investing needs. Refer to Part I. Item 1. Financial Statements, Note 8. Debt of this Quarterly Report for more information.
Distributions
Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we do not have a legal obligation to distribute any particular amount per common unit.
For the quarter ended March 31, 2022, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.1235 per unit on all of our units. Our current quarterly distribution of $0.1235 per unit equates to $3.5 million per quarter, or $13.9 million per year, based on the number of common and general partner units outstanding as of May 4, 2022. This distribution represents an increase of 2.1% from the distribution with respect to the fourth quarter of 2021.
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
UNIT BASED COMPENSATION
Refer to Note 15. Unit Based Compensation of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report for a discussion regarding unit based compensation.
SUBSEQUENT EVENTS
Refer to Note 17. Subsequent Events of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report for a discussion regarding subsequent events.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4.    Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We did not make any changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the ordinary course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We may be subject to additional risks and uncertainties that we currently consider immaterial or that are unknown to us but may have a material impact on our business, financial condition and results of operations.

Item 6. Exhibits
The following “Index of Exhibits” is hereby incorporated into this Item.

Index of Exhibits
Exhibit Number	Description

3.1
Certificate of Limited Partnership of USD Partners LP (incorporated by reference herein to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-198500) filed on August 29, 2014, as amended).

3.2
Third Amended and Restated Agreement of Limited Partnership of USD Partners LP, dated as of April 6, 2022 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36674) filed on April 8, 2022).

10.1
Contributions, Conveyance and Assumption Agreement, dated as of March 27, 2022, by and among USD Logistics Operations GP LLC, USD Logistics Operations LP, USD Partners LP, USD North America GP LLC, USD North America LP, USD Group LLC, and USD Partners GP LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36674) filed on March 29, 2022).

10.2
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 6, 2022, among USD Partners LP, USD Terminals Canada ULC, the Guarantors party thereto, Bank of Montreal, as Administrative Agent, and the other financial institutions party thereto executing the Amendment as Lenders.(incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36674) filed on April 8, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	The cover page of the USD Partners LP Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*     Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	May 5, 2022	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	May 5, 2022	By:	/s/ Adam Altsuler
Adam Altsuler Executive Vice President and Chief Financial Officer (Principal Financial Officer)