Form 10-Q
period 2022-06-30
USD Partners LP
filed 2022-08-05
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of August 1, 2022, there were 33,379,431 common units outstanding.

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
Cautionary Note Regarding Forward-Looking Statements
This Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) the impact of the novel coronavirus (COVID-19) pandemic and related economic downturn and governmental regulations; (2) changes in general economic conditions and commodity prices, including as a result of the invasion of Ukraine by Russia and its regional and global ramifications, inflationary pressures, or slowing growth or recession; (3) the effects of competition, in particular, by pipelines and other terminal facilities; (4) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (5) government regulations regarding oil production, including if the Alberta Government were to resume setting production limits; (6) the supply of, and demand for, terminal services for crude oil and biofuels; (7) the price and availability of debt and equity financing; (8) actions by third parties, including customers, lenders, construction-related services providers, and our sponsor, including contract renewals and extensions of our credit agreement maturity; (9) hazards and operating risks that may not be covered fully by insurance; (10) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (11) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (12) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs or limit our operations; and (13) our ability to successfully identify and finance potential acquisitions, development projects and other growth opportunities. For additional factors that may affect our results, see “Risk Factors” and the other information included elsewhere in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which is available to the public over the Internet at the website of the U.S. Securities and Exchange Commission, or SEC, (www.sec.gov) and at our website (www.usdpartners.com).

i

                PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS (1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited; in thousands of US dollars, except per unit amounts)
Revenues
Terminalling services	$31,704	$88,981	$65,527	$130,112
Terminalling services — related party	662	1,111	1,317	2,214
Fleet leases — related party	913	983	1,825	1,967
Fleet services	—	—	—	24
Fleet services — related party	299	228	598	455
Freight and other reimbursables	163	210	260	368
Total revenues	33,741	91,513	69,527	135,140
Operating costs
Subcontracted rail services	3,604	4,704	7,595	8,878
Pipeline fees	8,389	26,625	16,890	37,566
Freight and other reimbursables	163	210	260	368
Operating and maintenance	3,090	2,836	6,576	5,983
Operating and maintenance — related party	127	—	258	—
Selling, general and administrative	4,830	2,693	8,252	5,978
Selling, general and administrative — related party	2,565	39,522	7,889	49,370
Depreciation and amortization	5,765	5,773	11,604	11,509
Total operating costs	28,533	82,363	59,324	119,652
Operating income	5,208	9,150	10,203	15,488
Interest expense	2,097	1,745	3,599	3,661
Loss (gain) associated with derivative instruments	(812)	718	(6,896)	(2,358)
Foreign currency transaction loss (gain)	143	(521)	1,790	(789)
Other expense (income), net	(4)	3	(27)	(16)
Income before income taxes	3,784	7,205	11,737	14,990
Provision for (benefit from) income taxes	(21)	319	459	580
Net income	$3,805	$6,886	$11,278	$14,410
Net income attributable to limited partner interests	$3,805	$6,605	$12,647	$13,809
Net income per common unit (basic and diluted)	$0.12	$0.24	$0.42	$0.51
Weighted average common units outstanding	33,378	27,224	30,426	27,128

(1)As discussed in Note 1. Organization and Basis of Presentation, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal Acquisition which we acquired effective April 1, 2022 because the transaction was between entities under common control.
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited; in thousands of US dollars)
Net income	$3,805	$6,886	$11,278	$14,410
Other comprehensive income (loss) — foreign currency translation	(1,788)	635	(1,194)	1,048
Comprehensive income	$2,017	$7,521	$10,084	$15,458

(1)As discussed in Note 1. Organization and Basis of Presentation, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal Acquisition which we acquired effective April 1, 2022 because the transaction was between entities under common control.
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (1)

	Six Months Ended June 30,
	2022	2021
	(unaudited; in thousands of US dollars)
Cash flows from operating activities:
Net income	$11,278	$14,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,604	11,509
Gain associated with derivative instruments	(6,896)	(2,358)
Settlement of derivative contracts	(608)	(543)
Unit based compensation expense	2,520	2,917
Loss associated with disposal of assets	3	5
Deferred income taxes	(114)	(59)
Amortization of deferred financing costs	628	464
Changes in operating assets and liabilities:
Accounts receivable	398	2,628
Accounts receivable — related party	1,717	1,872
Prepaid expenses, inventory and other assets	(2,727)	648
Other assets — related party	—	15
Accounts payable and accrued expenses	3,361	497
Accounts payable and accrued expenses — related party	(1,038)	7,375
Deferred revenue and other liabilities	(5,044)	(2,647)
Deferred revenue and other liabilities — related party	366	24
Net cash provided by operating activities	15,448	36,757
Cash flows from investing activities:
Additions of property and equipment	(288)	(3,037)
Acquisition of Hardisty South entities from Sponsor	(75,000)	—
Net cash used in investing activities	(75,288)	(3,037)
Cash flows from financing activities:
Distributions	(7,154)	(6,486)
Payments for deferred financing costs	(13)	—
Vested phantom units used for payment of participant taxes	(1,091)	(857)
Proceeds from long-term debt	75,000	—
Repayments of long-term debt	(12,396)	(30,444)
Net cash provided by (used in) financing activities	54,346	(37,787)
Effect of exchange rates on cash	1,057	(395)
Net change in cash, cash equivalents and restricted cash	(4,437)	(4,462)
Cash, cash equivalents and restricted cash — beginning of period	12,717	20,499
Cash, cash equivalents and restricted cash — end of period	$8,280	$16,037

(1)As discussed in Note 1. Organization and Basis of Presentation, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal Acquisition which we acquired effective April 1, 2022 because the transaction was between entities under common control.
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS (1)

	June 30, 2022	December 31, 2021
	(unaudited; in thousands of US dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$4,333	$5,541
Restricted cash	3,947	7,176
Accounts receivable, net	6,303	6,764
Accounts receivable — related party	334	2,051
Prepaid expenses	4,572	4,538
Inventory	6,998	3,027
Other current assets	2,353	129
Total current assets	28,840	29,226
Property and equipment, net	149,889	157,854
Intangible assets, net	42,582	48,886
Operating lease right-of-use assets	3,584	5,658
Other non-current assets	8,927	5,392
Total assets	$233,822	$247,016

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$9,097	$7,706
Accounts payable and accrued expenses — related party	588	14,131
Deferred revenue	2,697	7,575
Deferred revenue — related party	398	—
Long-term debt, current portion	—	4,251
Operating lease liabilities, current	2,682	4,674
Other current liabilities	12,407	9,012
Other current liabilities — related party	32	64
Total current liabilities	27,901	47,413
Long-term debt, net	230,548	167,370
Operating lease liabilities, non-current	783	793
Other non-current liabilities	5,335	9,585
Total liabilities	264,567	225,161
Commitments and contingencies
Partners’ capital
Common units (33,379,431 and 27,268,878 outstanding at June 30, 2022 and December 31, 2021, respectively)	(29,373)	16,355
General partner units (461,136 outstanding at December 31, 2021)	—	5,678
Accumulated other comprehensive loss	(1,372)	(178)
Total partners’ capital	(30,745)	21,855
Total liabilities and partners’ capital	$233,822	$247,016

(1)As discussed in Note 1. Organization and Basis of Presentation, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal Acquisition which we acquired effective April 1, 2022 because the transaction was between entities under common control.
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
THREE MONTHS CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (1)

	Three Months Ended June 30,
	2022		2021
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at April 1,	27,619,909	$21,835	27,224,441	$8,472
Common units issued for vested phantom units	8,386	(39)	—	—
Net income	—	3,805	—	6,605
Unit based compensation expense	—	1,205	—	1,271
Distributions	—	(3,636)	—	(3,248)
Acquisition of Hardisty South entities from Sponsor and conversion of General Partner units	5,751,136	(52,543)	—	—
Ending balance at June 30,	33,379,431	(29,373)	27,224,441	13,100
General Partner units
Beginning balance at April 1,	461,136	22,457	461,136	4,436
Net income	—	—	—	281
Distributions	—	—	—	(55)
Acquisition of Hardisty South entities from Sponsor and conversion of General Partner units	(461,136)	(22,457)	—	—
Ending balance at June 30,	—	—	461,136	4,662
Accumulated other comprehensive income (loss)
Beginning balance at April 1,		416		1,133
Cumulative translation adjustment		(1,788)		635
Ending balance at June 30,		(1,372)		1,768
Total partners’ capital at June 30,		$(30,745)		$19,530

(1)As discussed in Note 1. Organization and Basis of Presentation, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal Acquisition which we acquired effective April 1, 2022 because the transaction was between entities under common control.
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
SIX MONTHS CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (1)

	Six Months Ended June 30,
	2022		2021
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at January 1,	27,268,878	$16,355	26,844,715	$3,829
Conversion of units	—	—	—	—
Common units issued for vested phantom units	359,417	(1,091)	379,726	(857)
Net income	—	12,647	—	13,809
Unit based compensation expense	—	2,354	—	2,696
Distributions	—	(7,095)	—	(6,377)
Acquisition of Hardisty South entities from Sponsor and conversion of General Partner units	5,751,136	(52,543)	—	—
Ending balance at June 30,	33,379,431	(29,373)	27,224,441	13,100
General Partner units
Beginning balance at January 1,	461,136	5,678	461,136	4,170
Non-cash contribution to Hardisty South entities from Sponsor prior to acquisition	—	18,207	—	—
Net income (loss)	—	(1,369)	—	601
Distributions	—	(59)	—	(109)
Acquisition of Hardisty South entities from Sponsor and conversion of General Partner units	(461,136)	(22,457)	—	—
Ending balance at June 30,	—	—	461,136	4,662
Accumulated other comprehensive income
Beginning balance at January 1,		(178)		720
Cumulative translation adjustment		(1,194)		1,048
Ending balance at June 30,		(1,372)		1,768
Total partners’ capital at June 30,		$(30,745)		$19,530

(1)As discussed in Note 1. Organization and Basis of Presentation, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal Acquisition which we acquired effective April 1, 2022 because the transaction was between entities under common control.
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
On April 6, 2022, we completed the acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG, exchanged our sponsor’s economic general partner interest in us for a non-economic general partner interest and eliminated our sponsor’s incentive distribution rights, or IDRs, for a total consideration of $75 million in cash and 5,751,136 common units, that was made effective as of April 1, 2022. The acquisition was determined to be a business combination of entities under common control. Refer to Note 2. Hardisty South Terminal Acquisition for more information. The entities acquired in the Hardisty South acquisition have been included in our Terminalling Services segment.
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
Our unaudited interim consolidated financial statements and related notes have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal acquisition because the acquisition represented a business combination between entities under common control. We recorded the assets and liabilities acquired in the acquisition at their historical carrying amounts.
In the opinion of our management, our unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of June 30, 2022 and December 31, 2021, our results of operations for the three and six months ended June 30, 2022 and 2021, and our cash flows for the six months ended June 30, 2022 and 2021. Our results of operations for the three and six months ended June 30, 2022 and 2021 should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, changes in the fair market value of our derivative instruments and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

2. HARDISTY SOUTH TERMINAL ACQUISITION
On April 6, 2022, we completed the acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG, exchanged our sponsor’s economic general partner interest in us for a non-economic general partner interest and eliminated our sponsor’s incentive distribution rights, or IDRs, for a total consideration of $75 million in cash and 5,751,136 common units representing non-cash consideration, that was made effective as of April 1, 2022. The cash portion was funded with borrowings from our Credit Agreement. The Hardisty South Terminal, which commenced operations in January 2019, primarily consists of railcar loading facilities with capacity of one and one-half 120-railcar unit trains of transloading capacity per day, or approximately 112,500 barrels per day, of takeaway capacity.
We accounted for our acquisition of the Hardisty South Terminal as a business combination under common control, whereby we recognized the acquisition of identifiable assets at historical costs and recast our prior financial statements for all periods presented. The following tables show the adjustments and resulting balance for each affected line item in our consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2021
	USD Partners LP (1)	Hardisty South Acquisition	Eliminations (2)	Consolidated Results
	(in thousands)
Revenues
Terminalling services	$30,992	$57,989	$—	$88,981
Terminalling services — related party	1,111	2,101	(2,101)	1,111
Fleet leases — related party	983	—	—	983
Fleet services	—	—	—	—
Fleet services — related party	228	—	—	228
Freight and other reimbursables	207	3	—	210
Total revenues	33,521	60,093	(2,101)	91,513
Operating costs
Subcontracted rail services	3,523	1,181	—	4,704
Pipeline fees	6,398	20,227	—	26,625
Freight and other reimbursables	207	3	—	210
Operating and maintenance	2,602	234	—	2,836
Operating and maintenance — related party	2,101	—	(2,101)	—
Selling, general and administrative	2,411	282	—	2,693
Selling, general and administrative — related party	1,625	37,897		39,522
Depreciation and amortization	5,500	273	—	5,773
Total operating costs	24,367	60,097	(2,101)	82,363
Operating income	9,154	(4)	—	9,150
Interest expense	1,591	154	—	1,745
Loss associated with derivative instruments	718	—	—	718
Foreign currency transaction gain	(41)	(480)	—	(521)
Other expense (income), net	4	(1)	—	3
Income before income taxes	6,882	323	—	7,205
Provision for income taxes	166	153	—	319
Net income	$6,716	$170	$—	$6,886

(1)As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.
(2)Represents business transactions between USDP and Hardisty South, whereby Hardisty South provided terminalling services for a third-party customer of USDP for contracted capacity that exceeded the transloading capacity that was available.

	Six Months Ended June 30, 2021
	USD Partners LP (1)	Hardisty South Acquisition	Eliminations (2)	Consolidated Results
	(in thousands)
Revenues
Terminalling services	$59,097	$71,015	$—	$130,112
Terminalling services — related party	2,214	4,191	(4,191)	2,214
Fleet leases — related party	1,967	—	—	1,967
Fleet services	24	—	—	24
Fleet services — related party	455	—	—	455
Freight and other reimbursables	363	5	—	368
Total revenues	64,120	75,211	(4,191)	135,140
Operating costs
Subcontracted rail services	6,664	2,214	—	8,878
Pipeline fees	12,444	25,122	—	37,566
Freight and other reimbursables	363	5	—	368
Operating and maintenance	5,434	549	—	5,983
Operating and maintenance — related party	4,191	—	(4,191)	—
Selling, general and administrative	5,467	511	—	5,978
Selling, general and administrative — related party	3,302	46,068		49,370
Depreciation and amortization	10,971	538	—	11,509
Total operating costs	48,836	75,007	(4,191)	119,652
Operating income	15,284	204	—	15,488
Interest expense	3,326	335	—	3,661
Gain associated with derivative instruments	(2,358)	—	—	(2,358)
Foreign currency transaction gain	(102)	(687)	—	(789)
Other income, net	(16)	—	—	(16)
Income before income taxes	14,434	556	—	14,990
Provision for income taxes	390	190	—	580
Net income	$14,044	$366	$—	$14,410

(1)As previously reported in our Quarterly Report on Form 10-Q for the six months ended June 30, 2021.
(2)Represents business transactions between USDP and Hardisty South, whereby Hardisty South provided terminalling services for a third-party customer of USDP for contracted capacity that exceeded the transloading capacity that was available.
We recorded a cumulative adjustment totaling $2.3 million to the January 1, 2021 opening balance of our General Partner’s capital account associated with the recast of our financial statements due to our acquisition of the Hardisty South terminal entities.

3. NET INCOME PER LIMITED PARTNER INTEREST
Our net income is attributed to limited partners, in accordance with their respective ownership percentages. For periods prior to the cancellation of the IDRs and conversion of the General Partner units to a non-economic General Partner interest that resulted from the acquisition of the Hardisty South entities that became effective April 1, 2022, we used the two-class method when calculating the net income per unit applicable to limited partners, because we had more than one type of participating securities. For the prior periods, the classes of participating securities included Common Units, General Partner Units and IDRs. Prior to the acquisition, our net earnings were allocated between the limited and general partners in accordance with our partnership agreement. As a result of the Hardisty South Terminal acquisition, the general partner units no longer participate in earnings or distributions, including IDRs. Our recast net income includes earnings related to the Hardisty South entities prior to our acquisition, which have been allocated to the General Partner.
We determined basic and diluted net income per limited partner unit as set forth in the following tables:

	For the Three Months Ended June 30, 2022
	Common Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to limited partner interests in USD Partners LP	$3,805	$—	$3,805
Less: Distributable earnings (1)	4,292	—	4,292
Distributions in excess of earnings	$(487)	$—	$(487)
Weighted average units outstanding (2)	33,378	—	33,378
Distributable earnings per unit (3)	$0.13
Overdistributed earnings per unit (4)	(0.01)
Net income per limited partner unit (basic and diluted) (5)	$0.12

(1)Represents the distributions payable for the period based upon the quarterly distribution amounts of $0.1235 per unit or $0.494 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $170 thousand distributable to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
(2)Represents the weighted average units outstanding for the period.
(3)Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.
(4)Represents the distributions in excess of earnings divided by the weighted average number of units outstanding.
(5)Our computation of net income per limited partner unit excludes the effects of 1,373,347 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
.

	For the Three Months Ended June 30, 2021
	Common Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$6,605	$281	$6,886
Less: Distributable earnings (2)	3,319	56	3,375
Excess net income	$3,286	$225	$3,511
Weighted average units outstanding (3)	27,224	461	27,685
Distributable earnings per unit (4)	$0.12
Underdistributed earnings per unit (5)	0.12
Net income per limited partner unit (basic and diluted) (6)	$0.24

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. There were no amounts attributed to the general partner for its incentive distribution rights.
(2)Represents the distributions paid for the period based upon the quarterly distribution amount of $0.116 per unit or $0.464 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $164 thousand distributed to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
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

	For the Six Months Ended June 30, 2022
	Common Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$12,647	$(1,369)	$11,278
Less: Distributable earnings (2)	7,925	3	7,928
Excess net income (distributions)	$4,722	$(1,372)	$3,350
Weighted average units outstanding (3)	30,426	229	30,655
Distributable earnings per unit (4)	$0.26
Underdistributed earnings per unit (5)	0.16
Net income per limited partner unit (basic and diluted) (6)	$0.42

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. There were no amounts attributed to the general partner for its incentive distribution rights.
(2)Represents the per unit distribution paid of $0.1235 per unit for the three months ended March 31, 2022 and the per unit distributable of $0.1235 per unit for the three months ended June 30, 2022. Amounts presented for each class of units include a proportionate amount of the $167 thousand distributed and $170 thousand distributable to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
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
(6)Our computation of net income per limited partner unit excludes the effects of 1,373,347 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.

	For the Six Months Ended June 30, 2021
	Common Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$13,809	$601	$14,410
Less: Distributable earnings (2)	6,567	112	6,679
Excess net income	$7,242	$489	$7,731
Weighted average units outstanding (3)	27,128	461	27,589
Distributable earnings per unit (4)	$0.24
Underdistributed earnings per unit (5)	0.27
Net income per limited partner unit (basic and diluted)(6)	$0.51

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. There were no amounts attributed to the general partner for its incentive distribution rights.
(2)Represents the per unit distribution paid of $0.1135 per unit for the three months ended March 31, 2021 and $0.116 per unit distributed for the three months ended June 30, 2021. Amounts presented for each class of units include a proportionate amount of the $325 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
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

	Three Months Ended June 30, 2022
	U.S.	Canada	Total
	(in thousands)
Third party	$5,971	$25,896	$31,867
Related party	$1,874	$—	$1,874

	Three Months Ended June 30, 2021
	U.S.	Canada	Total
	(in thousands)
Third party	$9,854	$79,337	$89,191
Related party	$2,322	$—	$2,322

	Six Months Ended June 30, 2022
	U.S.	Canada	Total
	(in thousands)
Third party	$13,307	$52,480	$65,787
Related party	$3,740	$—	$3,740

	Six Months Ended June 30, 2021
	U.S.	Canada	Total
	(in thousands)
Third party	$17,492	$113,012	$130,504
Related party	$4,636	$—	$4,636

Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our Terminal and Fleet services agreements as of June 30, 2022 are as follows for the periods indicated:

	Six months ending December 31, 2022	2023	2024	2025	2026	Thereafter	Total
	(in thousands)
Terminalling Services (1) (2)	$37,419	$56,009	$24,563	$23,345	23,345	$89,609	$254,290
Fleet Services	598	—	—	—	—	—	598
Total	$38,017	$56,009	$24,563	$23,345	$23,345	$89,609	$254,888

(1)A significant portion of our terminal services agreements are denominated in Canadian dollars. We have converted the remaining performance obligations associated with these Canadian dollar-denominated contracts using the year-to-date average exchange rate of 0.7865 U.S. dollars for each Canadian dollar at June 30, 2022.
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
Deferred Revenue
Our deferred revenue is a form of a contract liability and consists of amounts collected in advance from customers associated with their terminal and fleet services agreements and deferred revenues associated with make-up rights, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We currently recognize substantially all of the amounts we receive for minimum volume commitments as revenue when collected, since breakage associated with these make-up rights is currently approximately 99% based on our expectations around usage of these options. Accordingly, we had $0.1 million deferred revenues at June 30, 2022 for estimated breakage associated with the make-up rights options we granted to our customers. In addition, we had $1.4 million deferred revenues associated with make-up rights at December 31, 2021.
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
The following table presents the amounts outstanding on our consolidated balance sheets and changes associated with the balance of our deferred revenue for the six months ended June 30, 2022:

	December 31, 2021	Cash Additions for Customer Prepayments	Balance Sheet Reclassification	Revenue Recognized	June 30, 2022
	(in thousands)
Deferred revenue (1)	$7,575	$2,697	$—	$(7,575)	$2,697
Other current liabilities (2)	$6,755	$—	$4,960	$(1,973)	$9,742
Other non-current liabilities (2)	$9,482	$718	$(4,960)	$—	$5,240

(1)    Includes deferred revenue of $0.1 million and $1.4 million at June 30, 2022 and December 31, 2021, respectively, for estimated breakage associated with the make-up right options we granted our customers as discussed above.
(2)    Includes cumulative revenue that has been deferred due to tiered billing provisions included in certain of our Canadian dollar-denominated contracts, as discussed above. As such, the change in “Other current liabilities” has been decreased by $101 thousand and “Other non-current liabilities” presented has been decreased by $142 thousand due to the impact of the change in the end of period exchange rate between June 30, 2022 and December 31, 2021.
Deferred Revenue — Fleet Leases
Our deferred revenue also includes advance payments from customers of our Fleet services business, which will be recognized as Fleet leases revenue when earned pursuant to the terms of our contractual arrangements. We have included $0.4 million at June 30, 2022, in “Deferred revenue — related party” on our consolidated balance sheets associated with customer prepayments for our fleet lease agreements. We had no amounts at December 31, 2021. Refer to Note 7. Leases for additional discussion of our lease revenues.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amounts shown in our consolidated statements of cash flows for the specified periods:

	June 30,
	2022	2021
	(in thousands)
Cash and cash equivalents	$4,333	$8,350
Restricted Cash	3,947	7,687
Total cash, cash equivalents and restricted cash	$8,280	$16,037

6. PROPERTY AND EQUIPMENT
Our property and equipment is comprised of the following asset classifications as of the dates indicated:

	June 30, 2022	December 31, 2021	Estimated Depreciable Lives (Years)
	(in thousands)
Land	$10,254	$10,298	N/A
Trackage and facilities	145,609	147,810	10-30
Pipeline	32,735	32,735	20-30
Equipment	26,132	27,014	3-20
Furniture	87	89	5-10
Total property and equipment	214,817	217,946
Accumulated depreciation	(65,737)	(60,953)
Construction in progress (1)	809	861
Property and equipment, net	$149,889	$157,854

(1)The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that has not been placed into productive service as of the respective consolidated balance sheet date.
Depreciation expense associated with property and equipment totaled $2.6 million for the three months ended June 30, 2022 and 2021, and $5.3 million and $5.2 million for the six months ended June 30, 2022 and 2021, respectively.
We determined the expiration of a customer contract for terminal services at our Stroud Terminal was an event that required us to evaluate our Stroud Terminal asset group for impairment. Our projections of the undiscounted cash flows expected to be derived from the operation and disposition of the Stroud terminal asset group exceeded the carrying value of the asset group as of June 30, 2022, the date of our evaluation, indicating cash flows were expected to be sufficient to recover the carrying value of the Stroud Terminal asset group.
7. LEASES
Lessee
We have noncancellable operating leases for railcars, buildings, storage tanks, offices, railroad tracks, and land.

Six Months Ended June 30, 2022
Weighted-average discount rate	5.3%
Weighted average remaining lease term in years	2.66
Our total lease cost consisted of the following items for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$1,390	$1,508	$2,905	$2,987
Short term lease cost	130	48	161	92
Variable lease cost	13	9	31	27
Sublease income	(1,281)	(1,348)	(2,562)	(2,696)
Total	$252	$217	$535	$410

The maturity analysis below presents the undiscounted cash payments we expect to make each period for property that we lease from others under noncancellable operating leases as of June 30, 2022 (in thousands):

2022	$2,735
2023	147
2024	115
2025	114
2026	117
Thereafter	505
Total lease payments	$3,733
Less: imputed interest	(268)
Present value of lease liabilities	$3,465
Lessor
We serve as an intermediary to assist our customers with obtaining railcars. In connection with our leasing of railcars from third parties, we simultaneously enter into lease agreements with our customers for noncancellable terms that are designed to recover our costs associated with leasing the railcars plus a fee for providing this service. In addition to these leases we also have lease income from storage tanks and lease income from our related party terminal services agreement associated with transloading renewable diesel at our West Colton Terminal that commenced in December 2021. Refer to Note 11. Transactions with Related Parties for additional discussion.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except weighted average term)
Lease income (1)	$2,494	$2,169	$4,980	$4,354
Weighted average remaining lease term in years				3.50

(1)Lease income presented above includes lease income from related parties. Refer to Note 11. Transactions with Related Parties for additional discussion of lease income from a related party. In addition, lease income as discussed above totaling $1.6 million and $1.2 million for the three months ended June 30, 2022 and 2021, and $3.2 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively, is included in “Terminalling services” and “Terminalling services — related party” revenues on our consolidated statements of operations.

The maturity analysis below presents the undiscounted future minimum lease payments we expect to receive from customers each period for property they lease from us under noncancellable operating leases as of June 30, 2022 (in thousands):

2022	$4,912
2023	2,659
2024	2,663
2025	2,656
2026	2,430
Total	$15,320

8. INTANGIBLE ASSETS
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in thousands)
Carrying amount:
Customer service agreements	$125,960	$125,960
Other	106	106
Total carrying amount	126,066	126,066
Accumulated amortization:
Customer service agreements	(83,414)	(77,115)
Other	(70)	(65)
Total accumulated amortization	(83,484)	(77,180)
Total intangible assets, net	$42,582	$48,886
Amortization expense associated with intangible assets totaled $3.2 million for the three months ended June 30, 2022 and 2021, and $6.3 million for the six months ended June 30, 2022 and 2021.
9. DEBT
In November 2018, we amended and restated our revolving senior secured credit agreement, which we originally established in October 2014. We refer to the amended and restated senior secured credit agreement executed in November 2018, and as amended as described below, as the Credit Agreement and the original senior secured credit agreement as the Previous Credit Agreement. Our Credit Agreement amended and restated in its entirety our Previous Credit Agreement.
On October 29, 2021, we entered into an amendment to our Credit Agreement, with a syndicate of lenders. The amendment extends the maturity date of the agreement by one year. The aggregate borrowing capacity of the facility is $275 million and reflects the resignation of Citibank, N.A. as administrative agent and swing line lender under the facility and the appointment of Bank of Montreal as the successor administrative agent and swing line lender under the facility.
Our Credit Agreement matures on November 2, 2023. Our Credit Agreement provides us with the ability to request an additional one-year maturity date extension, subject to the satisfaction of certain conditions including consent of the lenders, and allows us the option to increase the maximum amount of credit available up to a total facility size of $390 million, subject to receiving increased commitments from lenders and satisfaction of certain conditions. The Credit Agreement includes financial covenants.
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
In addition, prior to our acquisition, the Hardisty South entities had a Construction Loan Agreement and a corresponding Promissory Note, referred to collectively as the CLA, with BOKF, NA, dba Bank of Oklahoma which was originally established in September 2018. At December 31, 2021, the amended CLA had a maximum principal amount of $16.1 million and an interest rate of 3.25%. In March 2022, the agreement was amended to allow a related party subsidiary of our Sponsor, USD North America LP, to assume the outstanding obligations of the

Hardisty South entities to BOK by becoming a co-borrower. As a result, the debt was transferred by the Hardisty South entities to USD North America LP in March 2022.
Our long-term debt balances included the following components as of the specified dates:

	June 30, 2022	December 31, 2021
	(in thousands)
Construction loan agreement - Bank of Oklahoma	$—	$5,701
Credit Agreement	$232,000	$168,000
Less: Deferred financing costs, net	(1,452)	(2,080)
Less: Long-term debt, current portion	—	(4,251)
Total long-term debt, net	$230,548	$167,370
We determined the capacity available to us under the terms of our Credit Agreement was as follows as of the specified dates:

	June 30, 2022	December 31, 2021
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$275.0	$275.0
Less: Amounts outstanding under the Credit Agreement	232.0	168.0
Available under the Credit Agreement based on capacity	$43.0	$107.0
Available under the Credit Agreement based on covenants (1)	$43.0	$80.0

(1)    Pursuant to the terms of our Credit Agreement our borrowing capacity is limited to 4.5 times (5.0 times for the two quarters following a material acquisition) our trailing 12-month consolidated EBITDA, which equates to $63.6 million and $80.0 million of borrowing capacity available based on our covenants at June 30, 2022 and December 31, 2021, respectively. Our acquisition of Hardisty South, which was completed in April 2022, is treated as a material acquisition under the terms of our Credit Agreement. As a result, our borrowing capacity will be limited to 5.0 times our 12-month trailing consolidated EBITDA through December 31, 2022. However, at June 30, 2022, our available borrowings are limited by the capacity available under our Credit Agreement of $43.0 million, which is reflected in the table above.
The weighted average interest rate on our outstanding indebtedness was 3.31% and 2.39% at June 30, 2022 and December 31, 2021, respectively, without consideration to the effect of our derivative contracts. In addition to the interest we incur on our outstanding indebtedness, we paid commitment fees of 0.375% on unused commitments, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. At June 30, 2022, we were in compliance with the covenants set forth in our Credit Agreement.
Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Interest expense on the Credit Agreement	$1,825	$1,513	$2,971	$3,197
Amortization of deferred financing costs	272	232	628	464
Total interest expense	$2,097	$1,745	$3,599	$3,661

10. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty Terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty Terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty Terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty Terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred pipeline fees of $8.4 million and $26.6 million for the three months ended June 30, 2022 and 2021, respectively, and $16.9 million and $37.6 million for the six months ended June 30, 2022 and 2021, respectively, which are presented as “Pipeline fees” in our consolidated statements of operations.

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
USDG is the sole owner of our general partner and at June 30, 2022, owns 17,308,226 of our common units representing a 51.9% limited partner interest in us. As of June 30, 2022, a value of up to $10.0 million of these common units were subject to a negative pledge supporting USDG’s revolving line of credit for working capital. USDG also provides us with general and administrative support services necessary for the operation and management of our business.
USD Partners GP LLC, our general partner, pursuant to our partnership agreement, is responsible for our overall governance and operations. However, our general partner has no obligation to, does not intend to and has not implied that it would, provide financial support to or fund cash flow deficits of the Partnership.
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
The total amounts charged to us under the Omnibus Agreement for the three months ended June 30, 2022 and 2021 was $2.6 million and $1.6 million, respectively, and for the six months ended June 30, 2022 and 2021 was $4.6 million and $3.3 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of operations. We had a payable balance of $0.5 million and $1.4 million with respect to these costs at June 30, 2022 and December 31, 2021, respectively, included in “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.
USD Services Agreement
Prior to our acquisition of the Hardisty South entities, USD and the Hardisty South entities entered into a services agreement for the provision of services related to the management and operation of transloading assets. Services provided consisted of financial and administrative, information technology, legal, management, human resources, and tax, among other services. The Hardisty South entities incurred $3.2 million pursuant to the agreement for the six months ended June 30, 2022 and $37.8 million and $45.9 million of expense for the three and six months ended June 30, 2021, respectively, and these amounts are included in “Selling, general, and administrative - related party” in our consolidated statements of operations. There was no associated expense for the three months ended June 30, 2022 related to the agreement. Upon our acquisition of the Hardisty South entities effective April 1, 2022, this services agreement was cancelled and a similar agreement was established with us.
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
Contribution Agreement
On March 27, 2022, we entered into a Contribution, Conveyance and Assumption agreement, or the Contribution Agreement, with our sponsor to acquire 100% of the entities owning the Hardisty South Terminal assets from USDG as well as eliminate the IDRs and economic general partner interest of our Sponsor for a total consideration of $75.0 million in cash and approximately 5,751,136 common units representing limited partner interests in us. We completed the transaction on April 6, 2022 with an effective date of April 1, 2022. Refer to Note 2. Hardisty South Terminal Acquisition for more information.
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
Our related party revenues from USD and affiliates are presented below in the following table for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Terminalling services — related party	$662	$1,111	$1,317	$2,214
Fleet leases — related party	913	983	1,825	1,967
Fleet services — related party	299	228	598	455
	$1,874	$2,322	$3,740	$4,636
We had the following amounts outstanding with USD and affiliates on our consolidated balance sheets as presented below in the following table for the indicated periods:

	June 30, 2022	December 31, 2021
	(in thousands)
Accounts receivable — related party	$334	$2,051
Accounts payable and accrued expenses — related party (1)	$46	$12,707
Other current liabilities — related party (2)	$32	$64

(1)Does not include amounts payable to related parties associated with the Omnibus Agreement, as discussed above. In addition, the recasted balance at December 31, 2021, includes $12.6 million of payables to related parties attributable to the Hardisty South entities prior to our acquisition.
(2)Represents a contract liability associated with a lease agreement with USDM and cumulative revenue that has been deferred due to tiered billing provisions.

Cash Distributions
We paid the following aggregate cash distributions to USDG as a holder of our common units and to USD Partners GP LLC as sole holder of our general partner interest and IDRs.

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 26, 2022	February 9, 2022	February 18, 2022	$1,398	$56
April 21, 2022	May 4, 2022	May 13, 2022	$1,484	$—
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

	Three Months Ended June 30, 2022
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$31,704	$—	$—	$31,704
Terminalling services — related party	662	—	—	662
Fleet leases — related party	—	913	—	913
Fleet services	—	—	—	—
Fleet services — related party	—	299	—	299
Freight and other reimbursables	163	—	—	163
Total revenues	32,529	1,212	—	33,741
Operating costs
Subcontracted rail services	3,604	—	—	3,604
Pipeline fees	8,389	—	—	8,389
Freight and other reimbursables	163	—	—	163
Operating and maintenance	2,245	972	—	3,217
Selling, general and administrative	1,650	33	5,712	7,395
Depreciation and amortization	5,765	—	—	5,765
Total operating costs	21,816	1,005	5,712	28,533
Operating income (loss)	10,713	207	(5,712)	5,208
Interest expense	1	—	2,096	2,097
Gain associated with derivative instruments	—	—	(812)	(812)
Foreign currency transaction loss	41	1	101	143
Other income, net	(1)	(2)	(1)	(4)
Benefit from income taxes	(5)	(16)	—	(21)
Net income (loss)	$10,677	$224	$(7,096)	$3,805

	Three Months Ended June 30, 2021
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$88,981	$—	$—	$88,981
Terminalling services — related party	1,111	—	—	1,111
Fleet leases — related party	—	983	—	983
Fleet services	—	—	—	—
Fleet services — related party	—	228	—	228
Freight and other reimbursables	179	31	—	210
Freight and other reimbursables — related party	—	—	—	—
Total revenues	90,271	1,242	—	91,513
Operating costs
Subcontracted rail services	4,704	—	—	4,704
Pipeline fees	26,625	—	—	26,625
Freight and other reimbursables	179	31	—	210
Operating and maintenance	1,843	993	—	2,836
Selling, general and administrative	39,234	73	2,908	42,215
Depreciation and amortization	5,773	—	—	5,773
Total operating costs	78,358	1,097	2,908	82,363
Operating income (loss)	11,913	145	(2,908)	9,150
Interest expense	154	—	1,591	1,745
Loss associated with derivative instruments	—	—	718	718
Foreign currency transaction loss (gain)	(423)	1	(99)	(521)
Other expense (income), net	4	—	(1)	3
Provision from income taxes	298	21	—	319
Net income (loss)	$11,880	$123	$(5,117)	$6,886

	Six Months Ended June 30, 2022
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$65,527	$—	$—	$65,527
Terminalling services — related party	1,317	—	—	1,317
Fleet leases — related party	—	1,825	—	1,825
Fleet services	—	—	—	—
Fleet services — related party	—	598	—	598
Freight and other reimbursables	260	—	—	260
Total revenues	67,104	2,423	—	69,527
Operating costs
Subcontracted rail services	7,595	—	—	7,595
Pipeline fees	16,890	—	—	16,890
Freight and other reimbursables	260	—	—	260
Operating and maintenance	4,869	1,965	—	6,834
Selling, general and administrative	6,437	90	9,614	16,141
Depreciation and amortization	11,604	—	—	11,604
Total operating costs	47,655	2,055	9,614	59,324
Operating income (loss)	19,449	368	(9,614)	10,203
Interest expense	118	—	3,481	3,599
Gain associated with derivative instruments	—	—	(6,896)	(6,896)
Foreign currency transaction loss	1,739	1	50	1,790
Other income, net	(24)	(2)	(1)	(27)
Provision for income taxes	411	48	—	459
Net income	$17,205	$321	$(6,248)	$11,278
Total assets	$219,658	$2,549	$11,615	$233,822

	Six Months Ended June 30, 2021
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$130,112	$—	$—	$130,112
Terminalling services — related party	2,214	—	—	2,214
Fleet leases — related party	—	1,967	—	1,967
Fleet services	—	24	—	24
Fleet services — related party	—	455	—	455
Freight and other reimbursables	305	63	—	368
Total revenues	132,631	2,509	—	135,140
Operating costs
Subcontracted rail services	8,878	—	—	8,878
Pipeline fees	37,566	—	—	37,566
Freight and other reimbursables	305	63	—	368
Operating and maintenance	3,992	1,991	—	5,983
Selling, general and administrative	48,653	165	6,530	55,348
Depreciation and amortization	11,509	—	—	11,509
Total operating costs	110,903	2,219	6,530	119,652
Operating income (loss)	21,728	290	(6,530)	15,488
Interest expense	335	—	3,326	3,661
Gain associated with derivative instruments	—	—	(2,358)	(2,358)
Foreign currency transaction loss (gain)	(497)	1	(293)	(789)
Other income, net	(15)	—	(1)	(16)
Provision for income taxes	532	48	—	580
Net income (loss)	$21,373	$241	$(7,204)	$14,410
Total assets	$250,713	$6,325	$798	$257,836

Segment Adjusted EBITDA
The following tables present the computation of Segment Adjusted EBITDA, which is a measure determined in accordance with GAAP, for each of our segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Terminalling Services Segment	2022	2021	2022	2021
	(in thousands)
Net income	$10,677	$11,880	$17,205	$21,373
Interest expense (income), net (1)	(1)	154	115	334
Depreciation and amortization	5,765	5,773	11,604	11,509
Provision for (benefit from) income taxes	(5)	298	411	532
Foreign currency transaction loss (gain) (2)	41	(423)	1,739	(497)
Loss associated with disposal of assets	3	5	3	5
Non-cash deferred amounts (3)	(329)	525	(1,886)	2,198
Segment Adjusted EBITDA attributable to Hardisty South entities prior to acquisition (4)	—	(252)	(258)	(714)
Segment Adjusted EBITDA	$16,151	$17,960	$28,933	$34,740

(1)    Represents interest expense associated with the construction loan agreement that existed prior to our acquisition of the Hardisty South Terminal entities and interest income associated with our Terminalling Services segment that is included in “Other expense (income), net” in our consolidated statements of operations.
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
(4)    Segment adjusted EBITDA attributable to the Hardisty South entities for the three months ended March 31, 2022 and the three and six months ended June 30, 2021 was excluded from the Terminalling Services Segment Adjusted EBITDA, as these amounts were generated by the Hardisty South entities prior to the Partnership’s acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
Fleet Services Segment	2022	2021	2022	2021
	(in thousands)
Net income	$224	$123	$321	$241
Provision for (benefit from) income taxes	(16)	21	48	48
Interest income (1)	(2)	—	(2)	—
Foreign currency transaction loss (2)	1	1	1	1
Segment Adjusted EBITDA	$207	$145	$368	$290

(1)    Represents interest income associated with our Fleet Services segment that is included in “Other expense (income), net” in our consolidated statements of operations.
(2)    Represents foreign exchange transaction amounts associated with activities between our U.S. and Canadian subsidiaries.

14. DERIVATIVE FINANCIAL INSTRUMENTS
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
Interest Rate Derivatives
In September 2020, we entered into an interest rate swap that was made effective as of August 2020. The interest rate swap was a five-year contract with a $150 million notional value that fixed our one-month LIBOR to 0.84% for the notional value of the swap agreement instead of the variable rate that we pay under our Credit Agreement. The swap settled monthly through the termination date, as discussed below.
As a result of our acquisition of the Hardisty South Terminal and the associated additional borrowings under our Credit Agreement that occurred to finance the acquisition, on April 11, 2022, we terminated our existing interest rate swap discussed above and simultaneously entered into a new interest rate swap that was made effective as of April 19, 2022. In lieu of settling the asset value of the existing interest rate swap agreement of $9.2 million that existed at the time the agreement was terminated, the value of the asset was rolled into the new fixed interest rate swap to reduce the interest rate. The new interest rate swap is a five-year contract with a $175 million notional value that fixes the secured overnight financing rate, or SOFR, to 1.57% for the notional value of the swap agreement instead of the variable rate that we pay under our Credit Agreement. The swap settles monthly through the termination date in March 2027.
Subsequent to June 30, 2022, we settled the interest rate swap discussed above for cash proceeds and simultaneously entered into a new interest rate swap agreement. Refer to Note. 18 Subsequent Events for more information.
Derivative Positions
We record all of our derivative financial instruments at their fair values in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	June 30, 2022	December 31, 2021
	(in thousands)
Other current assets	$2,331	$—
Other non-current assets	6,585	1,995
Other current liabilities	—	(583)
	$8,916	$1,412
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Loss (gain) associated with derivative instruments	$(812)	$718	$(6,896)	$(2,358)
We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.

The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

			June 30, 2022	December 31, 2021
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Swap Agreements
Swap maturing August 2025	$150,000,000	0.84%	$—	$1,412
Swap maturing March 2027	$175,000,000	1.57%	$8,916	$—
15. PARTNERS’ CAPITAL
Our common units represent limited partner interests in us. The holders of common units are entitled to participate in partnership distributions and to exercise the rights and privileges available to limited partners under our partnership agreement.
Effective April 1, 2022 our sponsor’s general partner interest in us was exchanged for a non-economic general partner interest in us. We issued 5,751,136 common units to our sponsor in connection with our acquisition of the Hardisty South Terminal. Refer to Note 2. Hardisty South Terminal Acquisition for more information.
Pursuant to the terms of the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, which we refer to as the A/R LTIP, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 545,614 vested during the first six months in 2022, of which 359,417 were converted into our common units after 186,197 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 16. Unit Based Compensation.
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.2875 per unit ($1.15 per unit on an annualized basis) on all of our units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis. The amount of distributions we pay under our cash distribution policy and the decision to make any distribution are determined by our general partner. For the quarter ended June 30, 2022, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.1235 per unit on all of our units.
16. UNIT BASED COMPENSATION
Long-term Incentive Plan
In 2022 and 2021, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 625,732 and 669,043 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our A/R LTIP. At June 30, 2022, we had 142,997 Phantom Units remaining available for issuance. The Phantom Units are subject to all of the terms and conditions of the A/R LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount based on an allocation formula which included a percentage multiplier of the grantee’s base salary, among other factors, converted to a number of units based on the closing price of one of our common units preceding the grant date, as determined by the board of directors of our general partner and quoted on the NYSE.
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
The following tables present the award activity for our Equity-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2021	26,272	1,317,493	$8.21
Granted	39,408	536,729	$5.85
Vested	(26,272)	(519,342)	$9.01
Forfeited	—	(941)	$5.37
Phantom Unit awards at June 30, 2022	39,408	1,333,939	$6.91

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2020	40,065	1,324,837	$10.98
Granted	40,065	573,204	$4.82
Vested	(40,065)	(517,514)	$11.33
Forfeited	—	(8,974)	$8.26
Phantom Unit awards at June 30, 2021	40,065	1,371,553	$8.18

The following tables present the award activity for our Liability-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2021	13,136	63,730	$7.26
Granted	13,136	36,459	$5.85
Vested	(13,136)	—	$4.82
Phantom Unit awards at June 30, 2022	13,136	100,189	$6.92

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2020	13,136	59,284	$10.58
Granted	13,136	41,138	$4.82
Vested	(13,136)	—	$10.15
Phantom Unit awards at June 30, 2021	13,136	100,422	$7.88
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
For the three months ended June 30, 2022 and 2021, we recognized $1.3 million and $1.4 million, respectively, and for the six months ended June 30, 2022 and 2021, we recognized $2.5 million and $2.9 million, respectively, of compensation expense associated with outstanding Phantom Units. As of June 30, 2022, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $8.3 million, which we expect to recognize over a weighted average period of 2.43 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.
We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Equity-classified Phantom Units (1)	$167	$161	$330	$313
Liability-classified Phantom Units	14	13	23	21
Total	$181	$174	$353	$334

(1)    We had no significant amounts reclassified to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited for the three and six months ended June 30, 2022. We reclassified $5 thousand and $7 thousand for the three and six months ended June 30, 2021, respectively, for forfeitures.

17. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash paid for income taxes, net (1)	$680	$699
Cash paid for interest	$2,360	$3,294
Cash paid for operating leases	$3,576	$2,983

(1)    Includes the net effect of tax refunds of $84 thousand received in the second quarter of 2022 associated with carrying back U.S. net operating losses incurred during 2020 and prior periods allowed for by the provisions of the CARES Act.

Non-cash Investing Activities
For the six months ended June 30, 2022 and 2021, we had non-cash investing activities for capital expenditures for property and equipment that were financed through “Accounts payable and accrued expenses” as presented in the table below for the periods indicated:

	Six months ended June 30,
	2022	2021
	(in thousands)
Property and equipment financed through accounts payable and accrued expenses	$(1,941)	$(363)
We recorded $0.7 million of right-of-use lease assets and the associated liabilities on our consolidated balance sheet as of June 30, 2022 and 2021, representing non-cash activities resulting from either new or extended lease agreements. See Note 7. Leases for further discussion.
Non-cash contribution to Hardisty South Entities
Prior to our acquisition, the Hardisty South entities had non-cash activities associated with related party accounts payable and equity balances. The Hardisty South entities received a non-cash contribution of $18.2 million from USD North America LP, a wholly-owned subsidiary of our Sponsor, in exchange for its assumption of an aggregate amount of related party debt.
18. SUBSEQUENT EVENTS
Distribution to Partners
On July 20, 2022, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.1235 per unit, or $0.494 per unit on an annualized basis, for the three months ended June 30, 2022. The distribution will be paid on August 12, 2022, to unitholders of record at the close of business on August 3, 2022. The distribution will include payment of $2.0 million to our public common unitholders and $2.1 million to USDG as a holder of our common units.
Derivative Financial Instrument Settlement
On July 27, 2022, we terminated and settled our existing interest rate swap for cash proceeds of $7.7 million. We plan to use the proceeds from this settlement to pay down outstanding debt on the Credit Agreement. We simultaneously entered into a new interest rate swap that was made effective as of August 17, 2022. The new interest rate swap is a five-year contract with a $175.0 million notional value that fixes SOFR to 2.686% for the notional value of the swap agreement instead of the variable rate that we pay under our Credit Agreement. The swap settles monthly through the termination date in July 2027.

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
The financial information for the three and six months ended June 30, 2021 has been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal acquisition because the acquisition represented a business combination between entities under common control. Refer to Part I. Item 1. Financial Statements, Note 2.Hardisty South Acquisition of this Quarterly Report for more information.

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
USDG completed an expansion project in January 2019 at the Partnership’s Hardisty Terminal, referred to herein as Hardisty South, which added one and one-half 120-railcar unit trains of transloading capacity per day, or approximately 112,500 barrels per day, or bpd. In April 2022, we acquired 100% of the entities owning the Hardisty South Terminal assets from USDG, exchanged our sponsor’s economic general partner interest in us for a non-

economic general partner interest and eliminated our sponsor’s IDRs for a total consideration of $75.0 million in cash and 5,751,136 common units, that was made effective as of April 1, 2022. The acquisition of the Hardisty South Terminal increases the size, scale and growth capacity of the Partnership’s asset base, while optimizing operational and commercial synergies of the Hardisty Terminal in order to capitalize on the growth benefits associated with the Sponsor’s Diluent Recovery Unit, or DRU, program. For more information on our drop down acquisition of the Hardisty South Terminal, refer to Part I. Item 1. Financial Statements, Note 2. Hardisty South Terminal Acquisition of this Quarterly Report.
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
However, in the first quarter of 2022, Canadian crude oil inventories reached historical low levels due to a combination of specific supply disruptions and one-time line fill demand events from new pipeline capacity. Canadian crude oil inventory levels have steadily recovered from historical lows and have returned to normal levels in the second quarter of 2022.
Additionally, the U.S. government announced plans to release up to 260 million barrels of crude oil from the U.S. Strategic Petroleum Reserve or SPR, starting in October 2021 and is expected to continue through October 2022. The impact of these releases has weakened replacement costs in the U.S. Gulf Coast for all sour crude oil alternatives. As replacement costs have weakened, WCS Houston crude prices have done the same, which has driven WCS Hardisty prices at origin to weaken in response.
Given the supply and demand events discussed above, and based on the forecasted production increases in Canada, we expect that inventory levels in the second half of 2022 will begin to build back toward the higher levels that existed during the second half of 2021. This should drive pipeline apportionment levels higher, which we expect will lead to higher demand for a crude by rail egress solution. However, the extent and duration of any increases in apportionment or inventory levels are difficult to predict, if such increases occur at all.

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
Our Hardisty Terminal, including our recent acquisition of the Hardisty South Terminal, is an origination terminal where various grades of Canadian crude oil received from Gibson’s Hardisty storage terminal and DRUbitTM from our Sponsor’s DRU facility are loaded into railcars. Our Hardisty Terminal can load up to three and one-half 120-railcar unit trains per day and consists of a fixed loading rack with approximately 60 railcar loading positions, and unit train staging with loop tracks capable of holding five unit trains simultaneously.
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
Fleet Services
We provide one of our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons by rail on multi-year, take-or-pay terms under a master fleet services agreement. We do not own any railcars. As of June 30, 2022, our railcar fleet consisted of 200 railcars, which we lease from a railcar manufacturer, all of which are coiled and insulated, or C&I, railcars. The weighted average remaining contract life on our railcar fleet is six months as of June 30, 2022.
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
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to evaluate our operations. When we evaluate our consolidated operations and related liquidity, we consider these metrics to be significant factors in assessing our ability to generate cash and pay distributions and include: (i) Adjusted EBITDA and DCF; (ii) operating costs; and (iii) volumes. We define Adjusted EBITDA and DCF below. When evaluating our operations at the segment level, we evaluate using Segment Adjusted EBITDA. Refer to Part I. Item 1. Financial Statements, Note 13. Segment Reporting of this Quarterly Report.

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

The following table sets forth a reconciliation of “Net cash provided by operating activities,” the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (1)	2022	2021 (1)
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by operating activities	$6,215	$24,242	$15,448	$36,757
Add (deduct):
Amortization of deferred financing costs	(272)	(232)	(628)	(464)
Deferred income taxes	311	56	114	59
Changes in accounts receivable and other assets	(1,652)	(4,258)	612	(5,163)
Changes in accounts payable and accrued expenses	2,462	(8,694)	(2,323)	(7,872)
Changes in deferred revenue and other liabilities	2,645	3,394	4,678	2,623
Interest expense, net	2,092	1,744	3,593	3,659
Provision for (benefit from) income taxes	(21)	319	459	580
Foreign currency transaction loss (gain) (2)	143	(521)	1,790	(789)
Non-cash deferred amounts (3)	(329)	525	(1,886)	2,198
Adjusted EBITDA attributable to Hardisty South entities prior to acquisition (4)	—	(252)	(258)	(714)
Adjusted EBITDA	11,594	16,323	21,599	30,874
Add (deduct):
Cash paid for income taxes, net (5)	(147)	(248)	(680)	(699)
Cash paid for interest	(1,185)	(1,580)	(2,360)	(3,294)
Maintenance capital expenditures, net	(50)	(235)	(50)	(367)
Cash paid for income taxes, interest and maintenance capital expenditures attributable to Hardisty South entities prior to acquisition (6)	—	142	59	401
Distributable cash flow	$10,212	$14,402	$18,568	$26,915

(1)    As discussed in Part I. Item 1. Financial Statements, Note 1. Organization and Basis of Presentation of this Quarterly Report, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal Acquisition which we acquired effective April 1, 2022 because the transaction was between entities under common control.
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
(4)    Adjusted EBITDA attributable to the Hardisty South entities for the three months ended March 31, 2022 and the three and six months ended June 30, 2021 was excluded from the Partnership’s Adjusted EBITDA, as these amounts were generated by the Hardisty South entities prior to the Partnership’s acquisition and therefore, they were not amounts that could be distributed to the Partnership’s unitholders. Refer to the table provided below for a reconciliation of “Net cash provided by operating activities” to Adjusted EBITDA for the Hardisty South entities prior to acquisition.
(5)    Includes the net effect of tax refunds of $84 thousand received in the second quarter of 2022 associated with carrying back U.S. net operating losses incurred during 2020 and prior periods allowed for by the provisions of the CARES Act.
(6)    Cash payments made for income taxes, interest and maintenance capital expenditures attributable to the Hardisty South entities for the three months ended March 31, 2022 and the three and six months ended June 30, 2021 were excluded from the Partnership’s DCF calculations, as these amounts were generated by the Hardisty South entities prior to the Partnership’s acquisition. Included for the three months ended March 31, 2022 was $59 thousand of cash paid for interest. Included for the three months ended June 30, 2021 was $142 thousand of cash paid for interest. Included for the six months ended June 30, 2021 was $165 thousand of cash paid for income taxes, $307 thousand of cash paid for interest, partially offset by a net refund of $71 thousand related to maintenance capital expenditures.

Adjusted EBITDA and DCF presented above for the three and six months ended June 30, 2022 include the impact of $2.6 million and $3.1 million of expenses incurred during the periods associated with our recent drop down acquisition of the Hardisty South Terminal assets from our Sponsor, respectively. Refer to Part I. Item 1. Financial Statements, Note 2.Hardisty South Acquisition of this Quarterly Report for more information.

The following table sets forth a reconciliation of “Net cash provided by operating activities,” the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA attributable to the Hardisty South entities prior to our acquisition of the entities:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Three Months Ended March 31, 2022
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by (used in) operating activities	$10,188	$10,058	$(1,475)
Add (deduct):
Amortization of deferred financing costs	(25)	(50)	(84)
Deferred income taxes	(16)	(31)	(53)
Changes in accounts receivable and other assets	(4,115)	(5,016)	(217)
Changes in accounts payable and accrued expenses	(8,413)	(7,326)	155
Changes in deferred revenue and other liabilities	2,824	3,269	488
Interest expense, net	154	335	117
Provision for income taxes	153	190	59
Foreign currency transaction loss (gain)	(480)	(687)	1,600
Non-cash deferred amounts (1)	(18)	(28)	(332)
Adjusted EBITDA (2)	$252	$714	$258

(1)    Represents the change in non-cash contract assets and liabilities associated with revenue recognized at blended rates based on tiered rate structures in certain of the customer contracts.
(2)    Adjusted EBITDA associated with the Hardisty South entities prior to our acquisition includes the impact of expenses pursuant to a services agreement with USD for the provision of services related to the management and operation of transloading assets. These expenses totaled $37.8 million and $45.9 million for the three and six months ended June 30,2021, respectively and $3.2 million for the three months ended March 31, 2022. Upon our acquisition of the entities effective April 1, 2022, the services agreement with USD was cancelled and a similar agreement was established with us. Refer to Part I. Item 1. Financial Statements, Note 11. Transactions with Related Party of this Quarterly Report for more information.
Operating Costs
Our operating costs are comprised primarily of subcontracted rail services, pipeline fees, repairs and maintenance expenses, materials and supplies, utility costs, insurance premiums and lease costs for facilities and equipment. In addition, our operating expenses include the cost of leasing railcars from third-party railcar suppliers and the shipping fees charged by railroads, which costs are generally passed through to our customers. We expect our expenses to remain relatively stable, but they may fluctuate from period to period depending on the mix of activities performed during a period and the timing of these expenditures. In addition, we have experienced an increase in certain costs during the current year associated with the increased inflation rate, primarily relating to higher utilities costs for electricity and higher fuel costs including natural gas and diesel, and expect such costs to remain at elevated levels for the remainder of 2022 and possibly beyond. We expect to incur additional operating costs, including subcontracted rail services and pipeline fees, when we handle additional volumes at our terminals.
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

General Trends and Outlook
We expect our business to continue to be affected by the key trends and recent developments discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition— Factors that May Impact Future Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results. The unprecedented nature of the COVID-19 pandemic, as well as the ongoing situation in Ukraine and their impact on world economic conditions, along with inflationary pressures and the volatility in the oil and natural gas markets have created increased uncertainty with respect to future conditions and our ability to accurately predict future results.
Hardisty and Stroud Terminals Customer Contract Renewals and Expirations
In early April 2022 we completed the acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG. The new combined Hardisty Terminal, which includes our legacy Hardisty Terminal and the newly acquired Hardisty South Terminal, now has the designed takeaway capacity of three and one-half unit trains per day, or approximately 262,500 barrels per day. Contracts representing approximately 26% of the combined Hardisty Terminal’s capacity expired in June 2022 and, as a result, approximately 54% is contracted through mid-2023; approximately 31% is contracted through January 2024; and approximately 17% is contracted through mid-2031.
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
Also, effective August 2021, the existing DRU customer elected to reduce its volume commitments at the Stroud Terminal attributable to the Partnership by one-third of the previous commitment through June 2022, at which point the agreement terminated. This agreement represented our sole third-party customer contract for our Stroud Terminal and as such none of the capacity of the Stroud Terminal is contracted as of July 1, 2022.
Hardisty and Stroud Contract Expirations
At the end of June 2022, contracts representing approximately 26% of the combined Hardisty Terminal’s capacity expired. In addition, the remaining contracted capacity at the Stroud Terminal also expired at the end of June 2022. The expired contracted capacity at the combined Hardisty and Stroud Terminals represented approximately $12.1 million and $24.7 million of our terminalling services revenues for the three and six months ended June 30, 2022, respectively, which represents approximately 37% of terminalling services revenues for both periods. Also, certain of the terminalling services agreements at our Hardisty Terminal that expire in mid-2023 include a tiered rate structure that includes rate decreases that occur annually on July 1st of each year throughout the term of the agreement.
Management is focused on renewing, extending or replacing the agreements that have expired or are set to expire at the Hardisty and Stroud Terminals in mid-2022 and mid-2023 with new, multi-year take or pay commitments and is actively engaging with current and new customers. Given current and expected market conditions, management believes that we will have the opportunity to renew and extend or replace the agreements that expired at the end of the second quarter of 2022, sometime during the second half of 2022 or in early 2023. Additionally, management is marketing terminalling services at the Stroud Terminal to potential customers that may be in need of access to the numerous markets connected to the Cushing oil hub, and management believes that we will have the opportunity to increase utilization at the terminal in the second half of 2022 or in early 2023. However, the timing of such renewals or replacements, as well as the expected contracted rates are uncertain and difficult to predict, if such renewals or replacements occur at all. If and to the extent we are unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals or experience a prolonged delay in doing so, our revenue, cash flows from operating activities and Adjusted EBITDA would be materially adversely impacted. Moreover, our ability to refinance our outstanding indebtedness or extend the maturity date of our Credit Agreement may be negatively impacted. Refer to the discussion in Liquidity and Capital Resources below for further information.
Potential Impact of Hardisty and West Colton Deficiency Credit Usage by Our Customers
As previously discussed, customers of our Hardisty and West Colton Terminals are obligated to pay a minimum monthly commitment fee for the capacity to load an allotted number of unit trains, representing a specified number of barrels per month. If a customer loads fewer unit trains than its allotted amount in any given month, that customer will receive a credit for up to 12 months, also referred to as a deficiency credit. This credit may be used to offset fees on throughput volumes in excess of the customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. Additionally, we could incur incremental costs associated with loading the additional trains for our customers if they have and use their accrued deficiency credits, but such costs are not expected to be material. Based on current circumstances and conversations with our customers, as of June 30, 2022, we deferred revenues of $0.1 million associated with the expected future usage of deficiency credits. As of December 31, 2021, we deferred revenues of $1.4 million that were associated with the expected usage of the deficiency credits during 2022.
Factors Affecting the Comparability of Our Financial Results
The comparability of our current financial results in relation to prior periods are affected by the factors described below.
Impact of Hardisty and Stroud Terminals Contract Changes
As a result of the successful commencement of the DRU as previously discussed, effective August 1, 2021, the maturity date of three terminal services agreements that are with the existing DRU customer at our Hardisty Terminal were extended through mid-2031. Due to the significantly longer contract tenor of the terminalling services agreements associated with the DRU volumes, contracted rates on an annual basis are lower as compared to the contracted rates associated with the historical, shorter-term, agreements, which results in lower cash flows to the Partnership on an annual basis, but support a higher net present value to the Partnership and provide a more predictable cash flow profile. Additionally, effective August 1, 2021, the existing DRU customer elected to reduce its volume commitments at the Stroud Terminal attributable to the Partnership by one-third of the previous commitment through June 2022, at which point the agreement was terminated. The agreement represented our sole third-party customer contract for our Stroud Terminal and as such none of the capacity of the Stroud Terminal is contracted as of July 1, 2022. For further discussion of the impacts of these contract changes on our financial results, refer to Results of Operations — By Segment, Terminalling Services below.

Early Cancellation of Hardisty South Customer Contract in 2021
In June 2021, a customer of the Hardisty South terminal paid our Sponsor for the early cancellation of their existing multi-year take-or-pay contract. The contract cancellation payment was recognized as revenue by our Sponsor in June 2021 and in turn a proportionate amount of pipeline fee expense was also recognized under our collaborative arrangement with Gibson.
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
The following table summarizes our operating results by business segment and corporate charges for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (1)	2022	2021 (1)
	(in thousands)
Operating income (loss)
Terminalling services	$10,713	$11,913	$19,449	$21,728
Fleet services	207	145	368	290
Corporate and other	(5,712)	(2,908)	(9,614)	(6,530)
Total operating income	5,208	9,150	10,203	15,488
Interest expense	2,097	1,745	3,599	3,661
Loss (gain) associated with derivative instruments	(812)	718	(6,896)	(2,358)
Foreign currency transaction loss (gain)	143	(521)	1,790	(789)
Other expense (income), net	(4)	3	(27)	(16)
Provision for (benefit from) income taxes	(21)	319	459	580
Net income	$3,805	$6,886	$11,278	$14,410

(1)    As discussed in Part I. Item 1. Financial Statements, Note 1. Organization and Basis of Presentation of this Quarterly Report, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal Acquisition which we acquired effective April 1, 2022 because the transaction was between entities under common control.
Summary Analysis of Operating Results
Changes in our operating results for the three and six months ended June 30, 2022, as compared with our operating results for the three and six months ended June 30, 2021, were primarily driven by:
•activities associated with our Terminalling services business including:
–higher revenue recognized in June 2021 due to early contract cancellation payment for existing multi-year take-or-pay contract at the Hardisty South Terminal, with no similar occurrence in 2022;
–lower revenue at our Stroud Terminal associated with a decrease in contracted volume commitments at the terminal that became effective August 2021 as discussed in more detail below, partially offset by recognizing previously deferred revenue in the first half of 2022 associated with the make-up right options we granted to our customers with no similar occurrence in 2021;
–higher revenue at our West Colton Terminal due to the commencement of the renewable diesel contract that occurred in December 2021;
–lower pipeline fee expenses resulting from lower revenues at the Hardisty South Terminal due to early contract cancellation revenue recognized at Hardisty South during 2021; and
–lower selling, general and administrative expenses at the Hardisty South Terminal associated with lower service fees that were paid to our Sponsor for the periods prior to our acquisition of the assets, as discussed in more detail below.
•higher non-cash gains associated with increases in the fair value of our interest rate derivatives resulting from increases in the interest rate index upon which the derivative values are based in 2022 as compared to 2021; and

•higher corporate selling, general and administrative expense due to costs incurred during 2022 associated with our acquisition of the Hardisty South Terminal, which was completed in April 2022.
A comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS — BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (1)	2022	2021 (1)
	(in thousands)
Revenues
Terminalling services	$32,366	$90,092	$66,844	$132,326
Freight and other reimbursables	163	179	260	305
Total revenues	32,529	90,271	67,104	132,631
Operating costs
Subcontracted rail services	3,604	4,704	7,595	8,878
Pipeline fees	8,389	26,625	16,890	37,566
Freight and other reimbursables	163	179	260	305
Operating and maintenance	2,245	1,843	4,869	3,992
Selling, general and administrative	1,650	39,234	6,437	48,653
Depreciation and amortization	5,765	5,773	11,604	11,509
Total operating costs	21,816	78,358	47,655	110,903
Operating income	10,713	11,913	19,449	21,728
Interest expense	1	154	118	335
Foreign currency transaction loss (gain)	41	(423)	1,739	(497)
Other expense (income), net	(1)	4	(24)	(15)
Provision for (benefit from) income taxes	(5)	298	411	532
Net income	$10,677	$11,880	$17,205	$21,373
Average daily terminal throughput (bpd)	77,112	126,213	80,599	118,108

(1)    As discussed in Part I. Item 1. Financial Statements, Note 1. Organization and Basis of Presentation of this Quarterly Report, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal Acquisition which we acquired effective April 1, 2022 because the transaction was between entities under common control.
Three months ended June 30, 2022 compared with the three months ended June 30, 2021
Terminalling Services Revenue
Revenue generated by our Terminalling services segment decreased $57.7 million to $32.5 million for the three months ended June 30, 2022, as compared with the three months ended June 30, 2021. This decrease was primarily due to the Hardisty South Terminal receiving a customer contract cancellation payment in the second quarter of 2021, as discussed above in Factors Affecting the Comparability of Our Financial Results with no similar occurrence during 2022. In addition, we had lower revenues at our Stroud Terminal due to the decrease in contracted volume commitments that became effective in August 2021, as discussed above in Factors Affecting the Comparability of our Financial Results. At our Casper Terminal, we had a decrease in revenues due to lower storage revenues at our Casper Terminal in the current period as compared to the prior year period due to the conclusion of one of our customer contracts that occurred in September 2021. Additionally, we had lower throughput volumes at the Casper Terminal in the current period as compared to the prior year period as discussed below. Our legacy Hardisty Terminal revenues were also slightly lower due to an unfavorable variance in the Canadian exchange rate on our Canadian-dollar denominated contracts during the second quarter of 2022 as compared to the second quarter of 2021, discussed in more detail below.
Our average daily terminal throughput decreased 49,101 bpd to 77,112 bpd for the three months ended June 30, 2022, as compared with 126,213 bpd for the three months ended June 30, 2021. Our throughput volumes decreased primarily due to a decrease in throughput volumes at our Stroud Terminal resulting from the previously discussed decrease in contract volume commitments, which also lead to a decrease in volumes at our Hardisty Terminal, as it is the origination terminal for volumes delivered to our Stroud Terminal. Throughput volumes at our Casper terminal also decreased primarily due to current market conditions. Partially offsetting this decrease was an increase in throughput volumes at our West Colton Terminal due primarily to the commencement of our new renewable diesel agreement. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services.
Our terminalling services revenue for the three months ended June 30, 2022, would have been $0.7 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended June 30, 2022, was the same as the average exchange rate for the three months ended June 30, 2021. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7837 for the three months ended June 30, 2022 as compared with 0.8140 for the three months ended June 30, 2021.
Operating Costs
The operating costs of our Terminalling services segment decreased $56.5 million to $21.8 million for the three months ended June 30, 2022, as compared with the three months ended June 30, 2021. The decrease was primarily attributable to decreases in our subcontracted rail services, pipeline fees and selling, general and administrative expenses, partially offset by higher operating and maintenance expenses.
Our terminalling services operating costs for the three months ended June 30, 2022, would have been $0.5 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended June 30, 2022, was the same as the average exchange rate for the three months ended June 30, 2021.
Subcontracted rail services. Our costs for subcontracted rail services decreased $1.1 million to $3.6 million for the three months ended June 30, 2022, as compared with $4.7 million for the three months ended June 30, 2021, primarily due to decreased throughput at our terminals as discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty Terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty Terminal less direct operating costs. Our pipeline fees decreased $18.2 million to $8.4 million for the three months ended June 30, 2022 as compared with $26.6 million for the three months ended June 30, 2021, primarily due to lower revenues at the Hardisty South Terminal as discussed above.
Operating and maintenance. Operating and maintenance expense increased $0.4 million to $2.2 million for the three months ended June 30, 2022, as compared with $1.8 million for the three months ended June 30, 2021. The increase is primarily due to increased operational supplies, fuel and utilities costs primarily due to increased inflation rates at the Hardisty and Hardisty South Terminals.
Selling, general and administrative. Selling, general and administrative expense decreased $37.6 million to $1.7 million for the three months ended June 30, 2022, as compared with the three months ended June 30, 2021. The decrease is primarily attributable to lower costs at the Hardisty South Terminal associated with services fees paid to our Sponsor. Prior to our acquisition of the Hardisty South entities, USD and the Hardisty South entities entered into a services agreement for the provision of services related to the management and operation of transloading assets. Services provided consisted of financial and administrative, information technology, legal, management, human resources, and tax, among other services. Upon our acquisition of the entities effective April 1, 2022, this services agreement was cancelled and a similar agreement was established with us. This results in the service fee income being allocated to us, and therefore offsetting the expense in the Hardisty South Terminal entity subsequent to the acquisition date of April 1, 2022. Refer to Part I. Item 1. Financial Statements, Note 11. Transactions with Related Party of this Quarterly Report for more information.
Other Expenses (Income)
Interest Expense. Interest expense decreased $153 thousand for the three months ended June 30, 2022 as compared with $154 thousand of interest expense for the three months ended June 30, 2021. Prior to our acquisition, the Hardisty South entities had a Construction Loan Agreement as discussed in Part I. Item 1. Financial Statements, Note 9. Debt of this Quarterly Report. As of March 2022, the remaining balance of the Construction Loan Agreement was transferred by the Hardisty South entities to a subsidiary of our Sponsor. The decrease in interest expense associated with the Hardisty South Construction Loan Agreement is due primarily to a lower balance of debt outstanding when compared to the prior period presented.
Six months ended June 30, 2022 compared with six months ended June 30, 2021
Terminalling Services Revenue
Revenue generated by our Terminalling services segment decreased $65.5 million to $67.1 million for the six months ended June 30, 2022, as compared with $132.6 million for the six months ended June 30, 2021. This decrease was primarily due to the Hardisty South Terminal receiving a customer contract cancellation payment in the second quarter of 2021, as discussed above in Factors Affecting the Comparability of Our Financial Results with no similar occurrence during 2022. In addition, we had lower revenues at our Stroud Terminal due to the decrease in contracted volume commitments that became effective in August 2021, as discussed above in Factors Affecting the Comparability of our Financial Results. Partially offsetting this decrease in revenues at our Stroud Terminal was the recognition of previously deferred revenue in the current year associated with the make-up right options we granted to our customers with no similar occurrence in 2021. At our Casper Terminal, we had a decrease in revenues due to lower storage revenues at our Casper Terminal in the current period as compared to the prior year period due to the conclusion of one of our customer contracts that occurred in September 2021. We had an increase in revenue at our West Colton Terminal during the first half of 2022 due to the commencement of the renewable diesel contract that occurred in December 2021.
Our average daily terminal throughput decreased 37,509 bpd to 80,599 bpd for the six months ended June 30, 2022, as compared with 118,108 bpd for the six months ended June 30, 2021. Our throughput volumes decreased primarily due to a decrease in throughput volumes at our Stroud Terminal resulting from the previously discussed decrease in contract volume commitments, which also lead to a decrease in volumes at our Hardisty Terminal, as it is the origination terminal for volumes delivered to our Stroud Terminal. Throughput volumes at our Casper terminal also decreased slightly primarily due to current market conditions. Partially offsetting this decrease was an increase in throughput volumes at our West Colton Terminal due primarily to the commencement of our new renewable diesel agreement.
Our terminalling services revenue for the six months ended June 30, 2022, would have been $0.7 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the six months ended June 30, 2022, was the same as the average exchange rate for the six months ended June 30, 2021. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7865 for the six months ended June 30, 2022 as compared with 0.8020 for the six months ended June 30, 2021.
Operating Costs
The operating costs of our Terminalling services segment decreased $63.2 million to $47.7 million for the six months ended June 30, 2022, as compared with $110.9 million for the six months ended June 30, 2021. The decrease is primarily attributable to lower subcontracted rail services, pipeline fees and lower selling, general and administrative costs, partially offset by higher operating and maintenance expenses for the six months ended June 30, 2022 as compared to the six months ended June 30, 2022.
Our terminalling services operating costs for the six months ended June 30, 2022, would have been $0.6 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the six months ended June 30, 2022, was the same as the average exchange rate for the six months ended June 30, 2021.
Subcontracted rail services. Our costs for subcontracted rail services decreased $1.3 million to $7.6 million for the three months ended June 30, 2022, as compared with $8.9 million for the three months ended June 30, 2021, primarily due to decreased throughput at our terminals as discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty Terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty Terminal less direct operating costs. Our pipeline fee decreased $20.7 million to $16.9 million for the three months ended June 30, 2022 as compared with $37.6 million for the three months ended June 30, 2021, primarily due to lower revenues at the Hardisty South Terminal as discussed above.
Operating and maintenance. Operating and maintenance expense increased $0.9 million to $4.9 million for the six months ended June 30, 2022, as compared with $4.0 million for the six months ended June 30, 2021. The increase is primarily due to increased operational supplies, fuel and utilities costs primarily due to increased inflation rates at the Hardisty and Hardisty South Terminals.
Selling, general and administrative. Selling, general and administrative expense decreased $42.2 million to $6.4 million for the six months ended June 30, 2022, as compared with the six months ended June 30, 2021. The decrease is primarily attributable to lower costs at the Hardisty South Terminal associated with services fees paid to our Sponsor. Prior to our acquisition of the Hardisty South entities, USD and the Hardisty South entities entered into a services agreement for the provision of services related to the management and operation of transloading assets. Services provided consisted of financial and administrative, information technology, legal, management, human resources, and tax, among other services. Upon our acquisition of the entities effective April 1, 2022, this services agreement was cancelled and a similar agreement was established with us. This results in the service fee income being allocated to us, and therefore offsetting the expense in the Hardisty South Terminal entity subsequent to the acquisition date of April 1, 2022. Refer to Part I. Item 1. Financial Statements, Note 11. Transactions with Related Party of this Quarterly Report for more information.
Other Expenses (Income)
Interest Expense. Interest expense decreased $217 thousand for the six months ended June 30, 2022, as compared with $335 thousand of interest expense for the six months ended June 30, 2021. Prior to our acquisition, the Hardisty South entities had a Construction Loan Agreement as discussed in Part I. Item 1. Financial Statements, Note 9. Debt of this Quarterly Report. As of March 2022, the remaining balance of the Construction Loan Agreement was transferred by the Hardisty South entities to a subsidiary of our Sponsor. The decrease in interest expense associated with the Hardisty South Construction Loan Agreement is due primarily to a lower balance of debt outstanding when compared to the prior period presented.

FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenues
Fleet leases	$913	$983	$1,825	$1,967
Fleet services	299	228	598	479
Freight and other reimbursables	—	31	—	63
Total revenues	1,212	1,242	2,423	2,509
Operating costs
Freight and other reimbursables	—	31	—	63
Operating and maintenance	972	993	1,965	1,991
Selling, general and administrative	33	73	90	165
Total operating costs	1,005	1,097	2,055	2,219
Operating income	207	145	368	290
Foreign currency transaction loss	1	1	1	1
Other income, net	(2)	—	(2)	—
Provision for (benefit from) income taxes	(16)	21	48	48
Net income	$224	$123	$321	$241
Three months ended June 30, 2022 compared with the three months ended June 30, 2021
The underlying business activities associated with our Fleet services segment have remained relatively constant for the three months ended June 30, 2022, as compared with three months ended June 30, 2021. As a result, we have experienced only modest changes in the operating revenues associated with this business. We expect only modest changes in the revenue results of our fleet services business for the near future.
Six months ended June 30, 2022 compared with six months ended June 30, 2021
The underlying business activities associated with our Fleet services segment have remained relatively constant for the six months ended June 30, 2022, as compared with the six months ended June 30, 2021. As a result, we have experienced only modest changes in the operating revenues associated with this business. We expect only modest changes in the revenue results of our fleet services business for the near future.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operating costs
Selling, general and administrative	$5,712	$2,908	$9,614	$6,530
Operating loss	(5,712)	(2,908)	(9,614)	(6,530)
Interest expense	2,096	1,591	3,481	3,326
Loss (gain) associated with derivative instruments	(812)	718	(6,896)	(2,358)
Foreign currency transaction loss (gain)	101	(99)	50	(293)
Other income, net	(1)	(1)	(1)	(1)
Net loss	$(7,096)	$(5,117)	$(6,248)	$(7,204)
Three months ended June 30, 2022 compared with the three months ended June 30, 2021
Costs associated with our corporate activities increased $2.0 million to $7.1 million for the three months ended June 30, 2022, as compared to $5.1 million for the three months ended June 30, 2021.
Our corporate selling, general and administrative expenses increased $2.8 million to $5.7 million for the three months ended June 30, 2022, as compared with the three months ended June 30, 2021. The increase is primarily due to costs related to our acquisition of Hardisty South, which was completed in April 2022. Refer to Part I. Item 1. Financial Statements, Note 2. Hardisty South Terminal Acquisition of this Quarterly Report for more information.
Our costs for interest expense increased $0.5 million to $2.1 million for the three months ended June 30, 2022, as compared with the same period in 2021, primarily due to an increase in interest rates coupled with an increase in the balance of debt outstanding during the period, partially offset by a decrease in commitment fees, as compared to the same period in 2021. In addition, we had a non-cash gain of $0.8 million recognized on our interest rate derivatives for the three months ended June 30, 2022, as compared to a non-cash loss of $0.7 million for the same period in 2021.
Six months ended June 30, 2022 compared with six months ended June 30, 2021
Costs associated with our corporate activities decreased $1.0 million to $6.2 million for the six months ended June 30, 2022, as compared to $7.2 million for the six months ended June 30, 2021.
Our corporate selling, general and administrative expenses increased $3.1 million to $9.6 million for the six months ended June 30, 2022, as compared with the six months ended June 30, 2021. The increase is primarily due to costs related to our acquisition of Hardisty South, which was completed in April 2022. Refer to Part I. Item 1. Financial Statements, Note 2. Hardisty South Terminal Acquisition of this Quarterly Report for more information.
Our costs for interest expense increased $0.2 million to $3.5 million for the six months ended June 30, 2022, as compared with the same period in 2021, primarily due to an increase in interest rates coupled with an increase in the balance of debt outstanding during the period, partially offset by a decrease in commitment fees, as compared to the same period in 2021. In addition, we recognized a non-cash gain in our interest rate derivatives of $6.9 million for the six months ended June 30, 2022, as compared to a non-cash gain of $2.4 million for the same period in 2021.

LIQUIDITY AND CAPITAL RESOURCES
Our principal liquidity requirements include:
•financing current operations;
•servicing our debt;
•funding capital expenditures, including potential acquisitions and the costs to construct new assets; and
•making distributions to our unitholders.
We have historically financed our operations with cash generated from our operating activities, borrowings under our Credit Agreement and loans from our sponsor.
Liquidity Sources
We expect our sources of liquidity to include borrowings under our Credit Agreement, issuances of debt securities and additional partnership interests as well as cash generated from our operating activities. We believe that cash generated from these sources will be sufficient to meet our ongoing working capital and capital expenditure requirements and to make quarterly cash distributions for the next 12 months following the filing of this Report.
The Credit Agreement is scheduled to mature on November 2, 2023. As a result, we expect to refinance or extend the maturity of our Credit Agreement prior to such date. However, no assurance can be provided that we will be able to refinance or extend the maturity of our Credit Agreement, and if we are able to refinance or extend the maturity, we may not be able to do so with terms, covenants, restrictions, commitment amount or a borrowing base favorable to us. Moreover, our ability to refinance our outstanding indebtedness or extend the maturity date of our Credit Agreement may be negatively impacted if we are unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals or experience prolonged delays in doing so. If we do not extend the maturity date of our Credit Agreement by November 2, 2022, our outstanding indebtedness under the Credit Agreement will become a current liability as of such date. The classification of the outstanding indebtedness under our Credit Agreement as a current liability would not result in a default or violate any of the covenants associated with the Credit Agreement.
For information regarding our Credit Agreement please see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Part I. Item 1. Financial Statements, Note 9. Debt of this Quarterly Report.
The following table presents our available liquidity as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents (1)	$4.3	$5.5
Aggregate borrowing capacity under the Credit Agreement	275.0	275.0
Less: Amounts outstanding under Credit Agreement	232.0	168.0
Available liquidity based on Credit Agreement capacity	$47.3	$112.5
Available liquidity based on Credit Agreement covenants (2)	$47.3	$85.5

(1)    Excludes amounts that are restricted pursuant to our collaborative agreement with Gibson.
(2)    Pursuant to the terms of our Credit Agreement our borrowing capacity is limited to 4.5 times (5.0 times for the two quarters following a material acquisition) our trailing 12-month consolidated EBITDA, which equates to $63.6 million and $80.0 million of borrowing capacity available based on our covenants at June 30, 2022 and December 31, 2021, respectively. Our acquisition of Hardisty South, which was completed in April 2022, is treated as a material acquisition under the terms of our Credit Agreement. As a result, our borrowing capacity will be limited to 5.0 times our 12-month trailing consolidated EBITDA through December 31, 2022. However, at June 30, 2022, our available borrowings are limited by the capacity available under our Credit Agreement of $43.0 million, which is reflected in the table above.

On April 6, 2022, we completed the drop down acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG, exchanged our sponsor’s economic general partner interest in us for a non-economic general partner interest and eliminated our sponsor’s IDRs for a total consideration of $75.0 million in cash and 5,751,136 common units, that was made effective as of April 1, 2022. The cash portion was funded with borrowings under our Credit Agreement.
On July 27, 2022, we terminated and settled our existing interest rate swap for cash proceeds of $7.7 million. We plan to use the proceeds from this settlement to pay down outstanding debt on the Credit Agreement. We simultaneously entered into a new interest rate swap that was made effective as of August 17, 2022. The new interest rate swap is a five-year contract with a $175.0 million notional value that fixes the secured overnight financing rate, or SOFR, to 2.686% for the notional value of the swap agreement instead of the variable rate that we pay under our Credit Agreement. The swap settles monthly through the termination date in July 2027.
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
Cash Flows
The following table and discussion summarize the cash flows associated with our operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$15,448	$36,757
Investing activities	(75,288)	(3,037)
Financing activities	54,346	(37,787)
Effect of exchange rates on cash	1,057	(395)
Net change in cash, cash equivalents and restricted cash	$(4,437)	$(4,462)
Operating Activities
Net cash provided by operating activities decreased $21.3 million to $15.4 million for the six months ended June 30, 2022, as compared with the six months ended June 30, 2021. The decrease in net cash provided by operating activities is primarily attributable to the changes in cash flow derived from our operating results as discussed above in Results of Operations. In addition, the net income from 2022 included a higher non-cash gain associated with derivative instruments as compared to the non-cash derivative gain we recognized in 2021, which increased our net income but did not increase cash flow. The net change in net cash provided by operating activities was also impacted by the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.
Investing Activities
Net cash used in investing activities increased to $75.3 million for the six months ended June 30, 2022 as compared to $3.0 million for the six months ended June 30, 2021 primarily due to the acquisition of Hardisty South Terminal from USD, which included a cash payment of $75 million. Refer to Part I. Item 1. Financial Statements, Note 2. Hardisty South Terminal Acquisition of this Quarterly Report for more information.
Financing Activities
Net cash provided by financing activities increased to $54.3 million for the six months ended June 30, 2022 as compared with net cash used by financing activities of $37.8 million for the six months ended June 30, 2021. Our net proceeds on our long-term debt during the six months ended June 30, 2022 were $93.0 million higher than the payments during the six months ended June 30, 2021. In addition, there was a slight increase in cash paid for distributions and participant withholding taxes associated with vested Phantom Units during the six months ended June 30, 2022, as compared to the same period in 2021.
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
On April 6, 2022, we completed the acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG, as described above. The total consideration for the transaction was $75.0 million in cash, plus 5,751,136 common units, which were issued to USDG. Additionally we incurred $3.1 million of additional expenses during the first half of 2022 associated with the transaction.
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
Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital expenditures, or investment capital expenditures. Although we have not experienced significant maintenance capital expenditures in prior years, as the age and usage of our assets increase, we expect that costs we incur to maintain them in compliance with sound business practice, our contractual relationships and applicable regulatory requirements will likely increase. Some of these costs will be characterized as maintenance capital expenditures. We incurred $50 thousand in maintenance capital expenditures during the six months ended June 30, 2022. Our total expansion capital expenditures for the six months ended June 30, 2022 were $238 thousand.
Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating, investing and distribution needs. As previously discussed, in July 2022 we terminated and settled our existing interest rate swap for cash proceeds of $7.7 million. We plan to use the proceeds from this settlement to pay down outstanding debt on the Credit Agreement. During the six months ended June 30, 2022, we received $75.0 million of proceeds from borrowings on our Credit Agreement to finance our acquisition of the Hardisty South Terminal and made repayments of $12.4 million on our Credit Agreement from cash flow in excess of our operating and investing needs. Refer to Part I. Item 1. Financial Statements, Note 9. Debt of this Quarterly Report for more information.
Distributions
Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we do not have a legal obligation to distribute any particular amount per common unit.
For the quarter ended June 30, 2022, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.1235 per unit on all of our units. Our current quarterly distribution of $0.1235 per unit equates to $4.1 million per quarter, or $16.5 million per year, based on the number of common and general partner units outstanding as of August 3, 2022. The Board intends to re-evaluate our distribution policy on a quarterly basis going forward and will take into consideration updated commercial progress, including our ability to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals, as well as recent changes to the market.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2021, that have had a material impact on our consolidated financial statements and related notes, other than as discussed below.
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
In June 2022 the contract for our sole customer at our Stroud Terminal expired and was not renewed. The expiration of this contract represented a trigger event that required us to assess the recoverability of our long-lived assets associated with the Stroud Terminal at June 30, 2022. Our assessment of recoverability includes projected cash flow assumptions expected to be derived from our operation of the Stroud Terminal without regard to any expansion of its existing service potential at June 30, 2022. The assumptions underlying our cash flow projections include our ability to renew contracts and expand business in the future with our prior customer, and our ability to enter into contracts with new customers and obtain additional commitments regarding the use of these facilities. The critical assumptions underlying our projections include:

•a range of incremental volumes expected at our Stroud terminal of approximately 7,500 to 16,000 bpd for terminalling services commencing during the fourth quarter 2022 and the second quarter of 2023, respectively;
•A 15 year remaining useful life of the primary asset, represented by our property and equipment of the Stroud Terminal asset group; and
•A residual value of 7x projected cash flows for the Stroud Terminal at the end of the 15 year remaining life of the primary asset.
We completed our impairment analysis and determined that the present value of future projected cash flows of the Stroud Terminal group assets exceeded its carrying value at June 30, 2022. An impairment charge would have resulted if our projections of future financial performance underlying our cash flow projections for the Stroud Terminal assets yield was approximately 60% less than the amount determined.
To the extent that our assumptions as set forth above do not materialize, our projections of future financial performance underlying our cash flow projections for the Stroud Terminal could yield undiscounted cash flows and a fair value that indicate our long-lived assets are impaired. Moreover, these assumptions may change over time, including with respect to our ability to renew, extend or replace contracts and expand business in the future with previous and new customers, in response to the effects of the state of the commodity markets, which are inherently uncertain and difficult to predict.
UNIT BASED COMPENSATION
Refer to Note 16. Unit Based Compensation of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report for a discussion regarding unit based compensation.
SUBSEQUENT EVENTS
Refer to Note 18. Subsequent Events of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report for a discussion regarding subsequent events.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4.    Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We did not make any changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	The cover page of the USD Partners LP Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*     Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	August 4, 2022	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	August 4, 2022	By:	/s/ Adam Altsuler
Adam Altsuler Executive Vice President and Chief Financial Officer (Principal Financial Officer)