Form 10-Q
period 2022-09-30
USD Partners LP
filed 2022-11-02
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of October 31, 2022, there were 33,381,187 common units outstanding.

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
Cautionary Note Regarding Forward-Looking Statements
This Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) our ability to continue as a going concern, (2) the impact of world health events, epidemics and pandemics, such as the novel coronavirus (COVID-19) pandemic; (3) changes in general economic conditions and commodity prices, including as a result of the invasion of Ukraine by Russia and its regional and global ramifications, inflationary pressures, or slowing growth or recession; (4) the effects of competition, in particular, by pipelines and other terminal facilities; (5) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (6) government regulations regarding oil production, including if the Alberta Government were to resume setting production limits; (7) the supply of, and demand for, terminal services for crude oil and biofuels; (8) the price and availability of debt and equity financing; (9) actions by third parties, including customers, potential customers, construction-related services providers, our sponsor and lenders, including with respect to modifications to our credit agreement; (10) hazards and operating risks that may not be covered fully by insurance; (11) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (12) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (13) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs or limit our operations; and (14) our ability to successfully identify and finance potential acquisitions, development projects and other growth opportunities. For additional factors that may affect our results, see “Risk Factors” and the other information included elsewhere in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which is available to the public over the Internet at the website of the U.S. Securities and Exchange Commission, or SEC, (www.sec.gov) and at our website (www.usdpartners.com).

i

                PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited; in thousands of US dollars, except per unit amounts)
Revenues
Terminalling services	$19,345	$33,751	$84,872	$163,863
Terminalling services — related party	670	313	1,987	2,527
Fleet leases — related party	912	984	2,737	2,951
Fleet services	—	—	—	24
Fleet services — related party	298	227	896	682
Freight and other reimbursables	254	173	514	541
Total revenues	21,479	35,448	91,006	170,588
Operating costs
Subcontracted rail services	2,742	4,642	10,337	13,520
Pipeline fees	5,735	8,431	22,625	45,997
Freight and other reimbursables	254	173	514	541
Operating and maintenance	2,888	2,667	9,464	8,650
Operating and maintenance — related party	—	85	258	85
Selling, general and administrative	2,633	2,791	10,885	8,769
Selling, general and administrative — related party	2,318	5,171	10,207	54,541
Impairment of intangibles and long-lived assets	71,612	—	71,612	—
Depreciation and amortization	5,758	5,869	17,362	17,378
Total operating costs	93,940	29,829	153,264	149,481
Operating income (loss)	(72,461)	5,619	(62,258)	21,107
Interest expense	3,126	1,567	6,725	5,228
Gain associated with derivative instruments	(6,904)	(110)	(13,800)	(2,468)
Foreign currency transaction loss (gain)	152	(54)	1,942	(843)
Other expense (income), net	(28)	4	(55)	(12)
Income (loss) before income taxes	(68,807)	4,212	(57,070)	19,202
Provision for income taxes	546	79	1,005	659
Net income (loss)	$(69,353)	$4,133	$(58,075)	$18,543
Net income (loss) attributable to limited partner interests	$(69,353)	$3,744	$(56,706)	$17,553
Net income (loss) per common unit (basic and diluted)	$(2.08)	$0.13	$(1.80)	$0.65
Weighted average common units outstanding	33,380	27,225	31,421	27,161

(1)As discussed in Note 1. Organization and Basis of Presentation, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal Acquisition which we acquired effective April 1, 2022 because the transaction was between entities under common control.
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited; in thousands of US dollars)
Net income (loss)	$(69,353)	$4,133	$(58,075)	$18,543
Other comprehensive loss — foreign currency translation	(3,511)	(1,343)	(4,705)	(295)
Comprehensive income (loss)	$(72,864)	$2,790	$(62,780)	$18,248

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

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (1)

	Nine Months Ended September 30,
	2022	2021
	(unaudited; in thousands of US dollars)
Cash flows from operating activities:
Net income (loss)	$(58,075)	$18,543
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,362	17,378
Gain associated with derivative instruments	(13,800)	(2,468)
Settlement of derivative contracts	7,029	(829)
Unit based compensation expense	3,703	4,274
Loss associated with disposal of assets	3	11
Deferred income taxes	328	(178)
Amortization of deferred financing costs	899	698
Impairment of intangibles and long-lived assets	71,612	—
Changes in operating assets and liabilities:
Accounts receivable	4,582	3,414
Accounts receivable — related party	1,688	1,016
Prepaid expenses, inventory and other assets	5,271	1,565
Other assets — related party	—	15
Accounts payable and accrued expenses	(4,399)	92
Accounts payable and accrued expenses — related party	(760)	4,931
Deferred revenue and other liabilities	(6,824)	(2,915)
Deferred revenue and other liabilities — related party	350	44
Net cash provided by operating activities	28,969	45,591
Cash flows from investing activities:
Additions of property and equipment	(405)	(4,550)
Reimbursement of capital expenditures from collaborative arrangement	1,774	—
Acquisition of Hardisty South entities from Sponsor	(75,000)	—
Net cash used in investing activities	(73,631)	(4,550)
Cash flows from financing activities:
Distributions	(11,446)	(9,861)
Payments for deferred financing costs	(13)	—
Vested phantom units used for payment of participant taxes	(1,096)	(859)
Proceeds from long-term debt	75,000	—
Repayments of long-term debt	(22,396)	(36,456)
Net cash provided by (used in) financing activities	40,049	(47,176)
Effect of exchange rates on cash	703	(570)
Net change in cash, cash equivalents and restricted cash	(3,910)	(6,705)
Cash, cash equivalents and restricted cash — beginning of period	12,717	20,499
Cash, cash equivalents and restricted cash — end of period	$8,807	$13,794

(1)As discussed in Note 1. Organization and Basis of Presentation, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal Acquisition which we acquired effective April 1, 2022 because the transaction was between entities under common control.
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS (1)

	September 30, 2022	December 31, 2021
	(unaudited; in thousands of US dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$4,766	$5,541
Restricted cash	4,041	7,176
Accounts receivable, net	2,212	6,764
Accounts receivable — related party	362	2,051
Prepaid expenses	3,659	4,538
Inventory	—	3,027
Other current assets	2,603	129
Total current assets	17,643	29,226
Property and equipment, net	107,586	157,854
Intangible assets, net	3,832	48,886
Operating lease right-of-use assets	2,247	5,658
Other non-current assets	7,367	5,392
Total assets	$138,675	$247,016

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$3,370	$7,706
Accounts payable and accrued expenses — related party	833	14,131
Deferred revenue	3,482	7,575
Deferred revenue — related party	398	—
Long-term debt, current portion	—	4,251
Operating lease liabilities, current	1,399	4,674
Other current liabilities	9,673	9,012
Other current liabilities — related party	16	64
Total current liabilities	19,171	47,413
Long-term debt, net	220,820	167,370
Operating lease liabilities, non-current	789	793
Other non-current liabilities	4,658	9,585
Total liabilities	245,438	225,161
Commitments and contingencies
Partners’ capital
Common units (33,381,187 and 27,268,878 outstanding at September 30, 2022 and December 31, 2021, respectively)	(101,880)	16,355
General partner units (461,136 outstanding at December 31, 2021)	—	5,678
Accumulated other comprehensive loss	(4,883)	(178)
Total partners’ capital	(106,763)	21,855
Total liabilities and partners’ capital	$138,675	$247,016

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

USD PARTNERS LP
THREE MONTHS CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (1)

	Three Months Ended September 30,
	2022		2021
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at July 1,	33,379,431	$(29,373)	27,224,441	$13,100
Common units issued for vested phantom units	1,756	(5)	663	(2)
Net income (loss)	—	(69,353)	—	3,744
Unit based compensation expense	—	1,143	—	1,283
Distributions	—	(4,292)	—	(3,319)
Ending balance at September 30,	33,381,187	(101,880)	27,225,104	14,806
General Partner units
Beginning balance at July 1,	—	—	461,136	4,662
Net income	—	—	—	389
Distributions	—	—	—	(56)
Ending balance at September 30,	—	—	461,136	4,995
Accumulated other comprehensive income (loss)
Beginning balance at July 1,		(1,372)		1,768
Cumulative translation adjustment		(3,511)		(1,343)
Ending balance at September 30,		(4,883)		425
Total partners’ capital at September 30,		$(106,763)		$20,226

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

USD PARTNERS LP
NINE MONTHS CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (1)

	Nine Months Ended September 30,
	2022		2021
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at January 1,	27,268,878	$16,355	26,844,715	$3,829
Common units issued for vested phantom units	361,173	(1,096)	380,389	(859)
Net income (loss)	—	(56,706)	—	17,553
Unit based compensation expense	—	3,497	—	3,979
Distributions	—	(11,387)	—	(9,696)
Acquisition of Hardisty South entities from Sponsor and conversion of General Partner units	5,751,136	(52,543)	—	—
Ending balance at September 30,	33,381,187	(101,880)	27,225,104	14,806
General Partner units
Beginning balance at January 1,	461,136	5,678	461,136	4,170
Non-cash contribution to Hardisty South entities from Sponsor prior to acquisition	—	18,207	—	—
Net income (loss)	—	(1,369)	—	990
Distributions	—	(59)	—	(165)
Acquisition of Hardisty South entities from Sponsor and conversion of General Partner units	(461,136)	(22,457)	—	—
Ending balance at September 30,	—	—	461,136	4,995
Accumulated other comprehensive income
Beginning balance at January 1,		(178)		720
Cumulative translation adjustment		(4,705)		(295)
Ending balance at September 30,		(4,883)		425
Total partners’ capital at September 30,		$(106,763)		$20,226

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
On April 6, 2022, we completed the acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG, exchanged our sponsor’s economic general partner interest in us for a non-economic general partner interest and eliminated our sponsor’s incentive distribution rights, or IDRs, for a total consideration of $75 million in cash and 5,751,136 common units, that was made effective as of April 1, 2022. The acquisition was determined to be a business combination of entities under common control. Refer to Note 3. Hardisty South Terminal Acquisition for more information. The entities acquired in the Hardisty South acquisition have been included in our Terminalling Services segment.
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
In the opinion of our management, our unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of September 30, 2022 and December 31, 2021, our results of operations for the three and nine months ended September 30, 2022 and 2021, and our cash flows for the nine months ended September 30, 2022 and 2021. Our results of operations for the three and nine months ended September 30, 2022 and 2021 should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, changes in the fair market value of our derivative instruments and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Going Concern
We evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Our evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. The maturity date of our Credit Agreement (as defined below) is November 2, 2023. As a result of the maturity date being within 12 months after the date that these financial statements were issued, the amounts due under our Credit Agreement have been included in our going concern assessment. Our ability to continue as a going concern is dependent on the refinancing or the extension of the maturity date of our Credit Agreement. If we are unable to refinance or extend the maturity date of our Credit Agreement, the Company likely would not have sufficient cash on hand or available liquidity to repay the maturing credit facility debt as it becomes due.
In addition to the above, there is uncertainty in our ability to remain in compliance with the covenants contained in our Credit Agreement for a period of 12 months after the date these financials were issued. Although we continue to focus on renewing, extending or replacing expired or expiring customer agreements at the Hardisty and Stroud Terminals, unless we are able to renew, extend or replace such agreements more quickly than we currently expect as of the date of this report, the pricing environment improves relative to our current expectations or we sell non-core assets for cash, we are uncertain that we will be able to remain in compliance with the total leverage ratio covenant in the Credit Agreement for the second quarter of 2023. If we fail to comply with such covenant in the Credit Agreement, we would be in default under the terms of the Credit Agreement, which would entitle our lenders to declare all outstanding indebtedness thereunder to be immediately due and payable. The Company is currently not projected to have sufficient cash on hand or available liquidity to repay the Credit Agreement should the lenders not provide a waiver or amendment and declare all outstanding indebtedness thereunder to be immediately due and payable.
The conditions described above raise substantial doubt about our ability to continue as a going concern for the next 12 months.
We are currently in negotiations with our lenders regarding our ability to remain in compliance with the covenants in our Credit Agreement, and we are also pursuing plans to refinance our Credit Agreement or extend and amend the current obligations under the Credit Agreement, however we cannot make assurances that we will be successful in these efforts, or that any covenant waiver or refinancing or extension would be on terms favorable to us. Moreover, our ability to obtain covenant waivers, refinance our outstanding indebtedness or extend the maturity date of our Credit Agreement may be negatively impacted to the extent we are unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals or experience prolonged delays in doing so.
These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.
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

2. RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements Not Yet Adopted
Liabilities — Supplier Finance Programs (ASU 2022-04)
In September 2022, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2022-04, or ASU 2022-04, which amends Accounting Standards Codification Topic 405 to require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs. In each annual reporting period, the buyer should disclose the key terms of the program, including a description of the payment terms and assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. For the obligations that the buyer has confirmed as valid to the finance provider or intermediary the amount outstanding that remains unpaid by the buyer as of the end of the annual period, a description of where those obligations are presented in the balance sheet and a rollforward of those obligations during the annual period, including the amount of obligations confirmed and the amount of obligations subsequently paid should be disclosed. In each interim reporting period, the buyer should disclose the amount of obligations outstanding that the buyer has confirmed as valid to the finance provider or intermediary as of the end of the interim period.
The pronouncement is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We do not expect to early adopt the provisions of this standard, nor do we anticipate that our adoption of this standard will have a material impact on our financial statements.

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

	Three Months Ended September 30, 2021
	USD Partners LP (1)	Hardisty South Acquisition	Eliminations (2)	Consolidated Results
	(in thousands)
Revenues
Terminalling services	$28,070	$5,681	$—	$33,751
Terminalling services — related party	313	1,874	(1,874)	313
Fleet leases — related party	984	—	—	984
Fleet services	—	—	—	—
Fleet services — related party	227	—	—	227
Freight and other reimbursables	170	3	—	173
Total revenues	29,764	7,558	(1,874)	35,448
Operating costs
Subcontracted rail services	3,693	949	—	4,642
Pipeline fees	6,031	2,400	—	8,431
Freight and other reimbursables	170	3	—	173
Operating and maintenance	2,538	129	—	2,667
Operating and maintenance — related party	1,959	—	(1,874)	85
Selling, general and administrative	2,596	195	—	2,791
Selling, general and administrative — related party	1,649	3,522		5,171
Depreciation and amortization	5,604	265	—	5,869
Total operating costs	24,240	7,463	(1,874)	29,829
Operating income	5,524	95	—	5,619
Interest expense	1,480	87	—	1,567
Gain associated with derivative instruments	(110)	—	—	(110)
Foreign currency transaction loss (gain)	294	(348)	—	(54)
Other expense, net	3	1	—	4
Income before income taxes	3,857	355	—	4,212
Provision for income taxes	49	30	—	79
Net income	$3,808	$325	$—	$4,133

(1)As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021.
(2)Represents business transactions between USDP and Hardisty South, whereby Hardisty South provided terminalling services for a third-party customer of USDP for contracted capacity that exceeded the transloading capacity that was available.

	Nine Months Ended September 30, 2021
	USD Partners LP (1)	Hardisty South Acquisition	Eliminations (2)	Consolidated Results
	(in thousands)
Revenues
Terminalling services	$87,167	$76,696	$—	$163,863
Terminalling services — related party	2,527	6,065	(6,065)	2,527
Fleet leases — related party	2,951	—	—	2,951
Fleet services	24	—	—	24
Fleet services — related party	682	—	—	682
Freight and other reimbursables	533	8	—	541
Total revenues	93,884	82,769	(6,065)	170,588
Operating costs
Subcontracted rail services	10,357	3,163	—	13,520
Pipeline fees	18,475	27,522	—	45,997
Freight and other reimbursables	533	8	—	541
Operating and maintenance	7,972	678	—	8,650
Operating and maintenance — related party	6,150	—	(6,065)	85
Selling, general and administrative	8,063	706	—	8,769
Selling, general and administrative — related party	4,951	49,590		54,541
Depreciation and amortization	16,575	803	—	17,378
Total operating costs	73,076	82,470	(6,065)	149,481
Operating income	20,808	299	—	21,107
Interest expense	4,806	422	—	5,228
Gain associated with derivative instruments	(2,468)	—	—	(2,468)
Foreign currency transaction loss (gain)	192	(1,035)	—	(843)
Other expense (income), net	(13)	1	—	(12)
Income before income taxes	18,291	911	—	19,202
Provision for income taxes	439	220	—	659
Net income	$17,852	$691	$—	$18,543

(1)As previously reported in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2021.
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

4. NET INCOME PER LIMITED PARTNER INTEREST
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
We determined basic and diluted net income per limited partner unit as set forth in the following tables:

	For the Three Months Ended September 30, 2022
	Common Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net loss attributable to limited partner interests in USD Partners LP	$(69,353)	$—	$(69,353)
Less: Distributable earnings (1)	4,292	—	4,292
Distributions in excess of earnings	$(73,645)	$—	$(73,645)
Weighted average units outstanding (2)	33,380	—	33,380
Distributable earnings per unit (3)	$0.13
Overdistributed earnings per unit (4)	(2.21)
Net loss per limited partner unit (basic and diluted) (5)	$(2.08)

(1)    Represents the distributions payable for the period based upon the quarterly distribution amounts of $0.1235 per unit or $0.494 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $169 thousand distributable to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
(2)    Represents the weighted average units outstanding for the period.
(3)     Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.
(4)     Represents the distributions in excess of earnings divided by the weighted average number of units outstanding.
(5)    Our computation of net loss per limited partner unit excludes the effects of 1,368,372 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
.

	For the Three Months Ended September 30, 2021
	Common Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$3,744	$389	$4,133
Less: Distributable earnings (2)	3,387	58	3,445
Excess net income	$357	$331	$688
Weighted average units outstanding (3)	27,225	461	27,686
Distributable earnings per unit (4)	$0.12
Underdistributed earnings per unit (5)	0.01
Net income per limited partner unit (basic and diluted) (6)	$0.13

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period.
(2)Represents the distributions paid for the period based upon the quarterly distribution amount of $0.1185 per unit or $0.474 per unit on an annualized basis. Amounts presented for each class of units include a proportionate amount of the $164 thousand distributed to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
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

	For the Nine Months Ended September 30, 2022
	Common Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net loss attributable to general and limited partner interests in USD Partners LP (1)	$(56,706)	$(1,369)	$(58,075)
Less: Distributable earnings (2)	12,217	3	12,220
Distributions in excess of earnings	$(68,923)	$(1,372)	$(70,295)
Weighted average units outstanding (3)	31,421	152	31,573
Distributable earnings per unit (4)	$0.39
Overdistributed earnings per unit (5)	(2.19)
Net loss per limited partner unit (basic and diluted) (6)	$(1.80)

(1)Represents net loss allocated to each class of units based on the actual ownership of the Partnership during the period.
(2)Represents the per unit distribution paid of $0.1235 per unit for both the three months ended March 31, 2022 and June 30, 2022, and the $0.1235 distributable for the three months ended September 30, 2022. Amounts presented for each class of units include a proportionate amount of the $337 thousand distributed and $169 thousand distributable to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
(3)Represents the weighted average units outstanding for the period.
(4)Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.
(5)Represents the distributions in excess of earnings divided by the weighted average number of units outstanding.
(6)Our computation of net loss per limited partner unit excludes the effects of 1,368,372 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.

	For the Nine Months Ended September 30, 2021
	Common Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$17,553	$990	$18,543
Less: Distributable earnings (2)	9,955	168	10,123
Excess net income	$7,598	$822	$8,420
Weighted average units outstanding (3)	27,161	461	27,622
Distributable earnings per unit (4)	$0.37
Underdistributed earnings per unit (5)	0.28
Net income per limited partner unit (basic and diluted)(6)	$0.65

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period.
(2)Represents the per unit distribution paid of $0.1135 per unit for the three months ended March 31, 2021, the per unit distribution paid of $0.116 per unit for the three months ended June 30, 2021 and the per unit distribution paid of $0.1185 for the three months ended September 30, 2021. Amounts presented for each class of units include a proportionate amount of the $489 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
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

5. REVENUES
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

	Three Months Ended September 30, 2022
	U.S.	Canada	Total
	(in thousands)
Third party	$2,505	$17,094	$19,599
Related party	$1,880	$—	$1,880

	Three Months Ended September 30, 2021
	U.S.	Canada	Total
	(in thousands)
Third party	$7,814	$26,110	$33,924
Related party	$1,524	$—	$1,524

	Nine Months Ended September 30, 2022
	U.S.	Canada	Total
	(in thousands)
Third party	$15,812	$69,574	$85,386
Related party	$5,620	$—	$5,620

	Nine Months Ended September 30, 2021
	U.S.	Canada	Total
	(in thousands)
Third party	$25,306	$139,122	$164,428
Related party	$6,160	$—	$6,160
Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our Terminal and Fleet services agreements as of September 30, 2022 are as follows for the periods indicated:

	Three months ending December 31, 2022	2023	2024	2025	2026	Thereafter	Total
	(in thousands)
Terminalling Services (1) (2)	$18,576	$55,731	$24,552	$23,345	23,345	$89,609	$235,158
Fleet Services	299	—	—	—	—	—	299
Total	$18,875	$55,731	$24,552	$23,345	$23,345	$89,609	$235,457

(1)A significant portion of our terminal services agreements are denominated in Canadian dollars. We have converted the remaining performance obligations associated with these Canadian dollar-denominated contracts using the year-to-date average exchange rate of 0.7798 U.S. dollars for each Canadian dollar at September 30, 2022.

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
Deferred Revenue
Our deferred revenue is a form of a contract liability and consists of amounts collected in advance from customers associated with their terminal and fleet services agreements and deferred revenues associated with make-up rights, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We currently recognize substantially all of the amounts we receive for minimum volume commitments as revenue when collected, since breakage associated with these make-up rights is currently approximately 99% based on our expectations around usage of these options. Accordingly, we had $0.3 million deferred revenues at September 30, 2022 for estimated breakage associated with the make-up rights options we granted to our customers. In addition, we had $1.4 million deferred revenues associated with make-up rights at December 31, 2021.
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
The following table presents the amounts outstanding on our consolidated balance sheets and changes associated with the balance of our deferred revenue for the nine months ended September 30, 2022:

	December 31, 2021	Cash Additions for Customer Prepayments	Balance Sheet Reclassification	Revenue Recognized	September 30, 2022
	(in thousands)
Deferred revenue (1)	$7,575	$3,482	$—	$(7,575)	$3,482
Other current liabilities (2)	$6,755	$—	$5,168	$(4,553)	$7,370
Other non-current liabilities (2)	$9,482	$88	$(5,168)	$—	$4,402

(1)    Includes deferred revenue of $0.3 million and $1.4 million at September 30, 2022 and December 31, 2021, respectively, for estimated breakage associated with the make-up right options we granted our customers as discussed above.
(2)    Includes cumulative revenue that has been deferred due to tiered billing provisions included in certain of our Canadian dollar-denominated contracts, as discussed above. As such, the change in “Other current liabilities” has been decreased by $512 thousand and “Other non-current liabilities” presented has been decreased by $719 thousand due to the impact of the change in the end of period exchange rate between September 30, 2022 and December 31, 2021.
Deferred Revenue — Fleet Leases
Our deferred revenue also includes advance payments from customers of our Fleet services business, which will be recognized as Fleet leases revenue when earned pursuant to the terms of our contractual arrangements. We have included $0.4 million at September 30, 2022, in “Deferred revenue — related party” on our consolidated balance sheets associated with customer prepayments for our fleet lease agreements. We had no amounts at December 31, 2021. Refer to Note 8. Leases for additional discussion of our lease revenues.
6. RESTRICTED CASH
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amounts shown in our consolidated statements of cash flows for the specified periods:

	September 30,
	2022	2021
	(in thousands)
Cash and cash equivalents	$4,766	$5,708
Restricted Cash	4,041	8,086
Total cash, cash equivalents and restricted cash	$8,807	$13,794

7. PROPERTY AND EQUIPMENT
Our property and equipment is comprised of the following asset classifications as of the dates indicated:

	September 30, 2022	December 31, 2021	Estimated Useful Lives (Years)
	(in thousands)
Land	$10,070	$10,298	N/A
Trackage and facilities	106,959	147,810	10-30
Pipeline	12,759	32,735	20-30
Equipment	21,925	27,014	3-20
Furniture	83	89	5-10
Total property and equipment	151,796	217,946
Accumulated depreciation	(44,911)	(60,953)
Construction in progress (1)	701	861
Property and equipment, net	$107,586	$157,854

(1)The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that has not been placed into productive service as of the respective consolidated balance sheet date.
Depreciation expense associated with property and equipment totaled $2.6 million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively, and $7.9 million, for each of the nine months ended September 30, 2022 and 2021.
Stroud Terminal
We determined the expiration of a customer contract for terminal services at our Stroud Terminal was an event that required us to evaluate our Stroud Terminal asset group for impairment. Our projections of the undiscounted cash flows expected to be derived from the operation and disposition of the Stroud terminal asset group exceeded the carrying value of the asset group as of June 30, 2022, the date of our evaluation, indicating cash flows were expected to be sufficient to recover the carrying value of the Stroud Terminal asset group. We have not observed any events or circumstances subsequent to our analysis that would suggest the fair value of our Stroud Terminal is below the carrying amount as of September 30, 2022.
Casper Terminal
In September 2022, we determined that recurring periods where cash flow projections were not met due to adverse market conditions at our Casper Terminal was an event that required us to evaluate our Casper Terminal asset group for impairment.
We measured the fair value of our Casper terminal asset group by primarily relying on the cost approach. The income approach was considered in the context of our economic obsolescence analysis as part of the application of the cost approach. The sales comparison or market approach was used as the most appropriate methodology to derive the fair value of the land associated with the Casper terminal asset group. Our estimate of fair value required us to use significant unobservable inputs representative of a Level 3 fair value measurement, including those discussed below.
The critical assumptions used in our cost approach impairment analysis include the following:
1) a range of 5 to 45 years to estimate the valuation useful life of the assets; and
2) a hold factor ranging from 3% to 20% representing estimated appraisal depreciation floors that were used to establish a minimal value for assets remaining in use.
As a result of the impairment analysis discussed above, we determined that the carrying value of the Casper Terminal asset group exceeded the fair value of the Casper terminal as of September 30, 2022, the date of our evaluation. As a result we have recognized a non-cash impairment loss of $36.0 million for the three and nine months ended September 30, 2022, to write down the property, plant and equipment of the terminal to its fair market value, the charge for which we have included in “Impairment of intangibles and long-lived assets” within our consolidated statements of operations. The Casper Terminal is included in our Terminalling services segment as reported in our segment results included in Note 14. Segment Reporting.
8. LEASES
Lessee
We have noncancellable operating leases for railcars, buildings, storage tanks, offices, railroad tracks, and land.

Nine Months Ended September 30, 2022
Weighted-average discount rate	5.3%
Weighted average remaining lease term in years	3.71
Our total lease cost consisted of the following items for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$1,375	$1,514	$4,280	$4,501
Short term lease cost	131	45	292	137
Variable lease cost	4	7	35	34
Sublease income	(1,280)	(1,347)	(3,842)	(4,043)
Total	$230	$219	$765	$629
The maturity analysis below presents the undiscounted cash payments we expect to make each period for property that we lease from others under noncancellable operating leases as of September 30, 2022 (in thousands):

2022	$1,420
2023	145
2024	114
2025	114
2026	117
Thereafter	505
Total lease payments	$2,415
Less: imputed interest	(227)
Present value of lease liabilities	$2,188
Lessor

We serve as an intermediary to assist our customers with obtaining railcars. In connection with our leasing of railcars from third parties, we simultaneously enter into lease agreements with our customers for noncancellable terms that are designed to recover our costs associated with leasing the railcars plus a fee for providing this service. In addition to these leases we also have lease income from storage tanks and lease income from our related party terminal services agreement associated with transloading renewable diesel at our West Colton Terminal that commenced in December 2021. Refer to Note 12. Transactions with Related Parties for additional discussion.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except weighted average term)
Lease income (1)	$2,501	$2,078	$7,481	$6,432
Weighted average remaining lease term in years				3.63

(1)Lease income presented above includes lease income from related parties. Refer to Note 12. Transactions with Related Parties for additional discussion of lease income from a related party. In addition, lease income as discussed above totaling $1.6 million and $1.1 million for the three months ended September 30, 2022 and 2021, and $4.7 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively, is included in “Terminalling services” and “Terminalling services — related party” revenues on our consolidated statements of operations.

The maturity analysis below presents the undiscounted future minimum lease payments we expect to receive from customers each period for property they lease from us under noncancellable operating leases as of September 30, 2022 (in thousands):

2022	$2,411
2023	2,659
2024	2,663
2025	2,656
2026	2,430
Total	$12,819

9. INTANGIBLE ASSETS
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in thousands)
Carrying amount:
Customer service agreements	$3,832	$125,960
Other	—	106
Total carrying amount	3,832	126,066
Accumulated amortization:
Customer service agreements	—	(77,115)
Other	—	(65)
Total accumulated amortization	—	(77,180)
Total intangible assets, net	$3,832	$48,886
Amortization expense associated with intangible assets totaled $3.2 million for the three months ended September 30, 2022 and 2021, and $9.5 million for each of the nine months ended September 30, 2022 and 2021.
As previously discussed in Note 7. Property and Equipment, at September 30, 2022 we tested our Casper Terminal asset group for impairment due to recurring periods where cash flow projections were not met due to adverse market conditions at our Casper Terminal, which we determined was a triggering event that required us to evaluate our Casper Terminal asset group for impairment. Our estimate of fair value required us to use significant unobservable inputs representative of a Level 3 fair value measurement.
We measured the fair value of our Casper Terminal asset group by primarily relying on the cost approach and allocated a portion of that impairment to intangible assets. We determined that the carrying amount of our Casper terminal reporting unit exceeded its fair value at September 30, 2022. Accordingly, we recognized an impairment loss of $35.6 million in our intangible assets and included this charge in “Impairment of intangibles and long-lived assets” within our consolidated statements of operations for the three and nine months ended September 30, 2022. At September 30, 2022, we had a remaining intangible asset balance of $3.8 million in our consolidated balance sheet.
10. DEBT
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
Our long-term debt balances included the following components as of the specified dates:

	September 30, 2022	December 31, 2021
	(in thousands)
Construction loan agreement - Bank of Oklahoma	$—	$5,701
Credit Agreement	$222,000	$168,000
Less: Deferred financing costs, net	(1,180)	(2,080)
Less: Long-term debt, current portion	—	(4,251)
Total long-term debt, net	$220,820	$167,370
We determined the capacity available to us under the terms of our Credit Agreement was as follows as of the specified dates:

	September 30, 2022	December 31, 2021
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$275.0	$275.0
Less: Amounts outstanding under the Credit Agreement	222.0	168.0
Available under the Credit Agreement based on capacity	$53.0	$107.0
Available under the Credit Agreement based on covenants (1)	$53.0	$80.0

(1)    Pursuant to the terms of our Credit Agreement our borrowing capacity is limited to 4.5 times (5.0 times for the two quarters following a material acquisition) our trailing 12-month consolidated EBITDA, which equates to $56.6 million and $80.0 million of borrowing capacity available based on our covenants at September 30, 2022 and December 31, 2021, respectively. Our acquisition of Hardisty South, which was completed in April 2022, is treated as a material acquisition under the terms of our Credit Agreement. As a result, our borrowing capacity will be limited to 5.0 times our 12-month trailing consolidated EBITDA through December 31, 2022. However, at September 30, 2022, our available borrowings are limited by the capacity available under our Credit Agreement of $53.0 million, which is reflected in the table above.
The weighted average interest rate on our outstanding indebtedness was 5.31% and 2.39% at September 30, 2022 and December 31, 2021, respectively, without consideration to the effect of our derivative contracts. In addition to the interest we incur on our outstanding indebtedness, we paid commitment fees of 0.5% on unused commitments at September 30, 2022, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. At September 30, 2022, we were in compliance with the covenants set forth in our Credit Agreement.

Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Interest expense on the Credit Agreement	$2,855	$1,333	$5,826	$4,530
Amortization of deferred financing costs	271	234	899	698
Total interest expense	$3,126	$1,567	$6,725	$5,228
We had a interest payable of $1.0 million and $0.1 million at September 30, 2022 and December 31, 2021, respectively, recorded in “Other current liabilities” in our consolidated balance sheets.

11. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty Terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty Terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty Terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty Terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred pipeline fees of $5.7 million and $8.4 million for the three months ended September 30, 2022 and 2021, respectively, and $22.6 million and $46.0 million for the nine months ended September 30, 2022 and 2021, respectively, which are presented as “Pipeline fees” in our consolidated statements of operations.

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
USDG is the sole owner of our general partner and at September 30, 2022, owns 17,308,226 of our common units representing a 51.9% limited partner interest in us. As of September 30, 2022, a value of up to $10.0 million of these common units were subject to a negative pledge supporting USDG’s revolving line of credit for working capital. USDG also provides us with general and administrative support services necessary for the operation and management of our business.
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
The total amounts charged to us under the Omnibus Agreement for the three months ended September 30, 2022 and 2021 was $2.3 million and $1.6 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $6.9 million and $5.0 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of operations. We had a payable balance of $0.5 million and $1.4 million with respect to these costs at September 30, 2022 and December 31, 2021, respectively, included in “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.
USD Services Agreement
Prior to our acquisition of the Hardisty South entities, USD and the Hardisty South entities entered into a services agreement for the provision of services related to the management and operation of transloading assets. Services provided consisted of financial and administrative, information technology, legal, management, human resources, and tax, among other services. The Hardisty South entities incurred $3.2 million pursuant to the agreement for the nine months ended September 30, 2022 and $3.4 million and $49.3 million of expense for the three and nine months ended September 30, 2021, respectively, and these amounts are included in “Selling, general, and administrative — related party” in our consolidated statements of operations. There was no associated expense for the three months ended September 30, 2022 related to the agreement. Upon our acquisition of the Hardisty South entities effective April 1, 2022, this services agreement was cancelled and a similar agreement was established with us.
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
Contribution Agreement
On March 27, 2022, we entered into a Contribution, Conveyance and Assumption agreement, or the Contribution Agreement, with our sponsor to acquire 100% of the entities owning the Hardisty South Terminal assets from USDG as well as eliminate the IDRs and economic general partner interest of our Sponsor for a total consideration of $75.0 million in cash and 5,751,136 common units representing limited partner interests in us. We completed the transaction on April 6, 2022 with an effective date of April 1, 2022. Refer to Note 3. Hardisty South Terminal Acquisition for more information.
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

Our related party revenues from USD and affiliates are presented below in the following table for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Terminalling services — related party	$670	$313	$1,987	$2,527
Fleet leases — related party	912	984	2,737	2,951
Fleet services — related party	298	227	896	682
	$1,880	$1,524	$5,620	$6,160
We had the following amounts outstanding with USD and affiliates on our consolidated balance sheets as presented below in the following table for the indicated periods:

	September 30, 2022	December 31, 2021
	(in thousands)
Accounts receivable — related party	$362	$2,051
Accounts payable and accrued expenses — related party (1)	$377	$12,707
Other current liabilities — related party (2)	$16	$64

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

Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 26, 2022	February 9, 2022	February 18, 2022	$1,398	$56
April 21, 2022	May 4, 2022	May 13, 2022	$1,484	$—
July 20, 2022	August 3, 2022	August 12, 2022	$2,138	$—
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

	Three Months Ended September 30, 2022
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$19,345	$—	$—	$19,345
Terminalling services — related party	670	—	—	670
Fleet leases — related party	—	912	—	912
Fleet services	—	—	—	—
Fleet services — related party	—	298	—	298
Freight and other reimbursables	254	—	—	254
Total revenues	20,269	1,210	—	21,479
Operating costs
Subcontracted rail services	2,742	—	—	2,742
Pipeline fees	5,735	—	—	5,735
Freight and other reimbursables	254	—	—	254
Operating and maintenance	1,919	969	—	2,888
Selling, general and administrative	1,653	36	3,262	4,951
Impairment of intangibles and long-lived assets	71,612	—	—	71,612
Depreciation and amortization	5,758	—	—	5,758
Total operating costs	89,673	1,005	3,262	93,940
Operating income (loss)	(69,404)	205	(3,262)	(72,461)
Interest expense	4	—	3,122	3,126
Gain associated with derivative instruments	—	—	(6,904)	(6,904)
Foreign currency transaction loss	97	1	54	152
Other income, net	(23)	(1)	(4)	(28)
Provision for income taxes	473	73	—	546
Net income (loss)	$(69,955)	$132	$470	$(69,353)

	Three Months Ended September 30, 2021
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$33,751	$—	$—	$33,751
Terminalling services — related party	313	—	—	313
Fleet leases — related party	—	984	—	984
Fleet services	—	—	—	—
Fleet services — related party	—	227	—	227
Freight and other reimbursables	138	35	—	173
Freight and other reimbursables — related party	—	—	—	—
Total revenues	34,202	1,246	—	35,448
Operating costs
Subcontracted rail services	4,642	—	—	4,642
Pipeline fees	8,431	—	—	8,431
Freight and other reimbursables	138	35	—	173
Operating and maintenance	1,759	993	—	2,752
Selling, general and administrative	4,922	63	2,977	7,962
Impairment of intangibles and long-lived assets	—	—	—	—
Depreciation and amortization	5,869	—	—	5,869
Total operating costs	25,761	1,091	2,977	29,829
Operating income (loss)	8,441	155	(2,977)	5,619
Interest expense	87	—	1,480	1,567
Gain associated with derivative instruments	—	—	(110)	(110)
Foreign currency transaction loss (gain)	(289)	(1)	236	(54)
Other expense (income), net	5	—	(1)	4
Provision for income taxes	61	18	—	79
Net income (loss)	$8,577	$138	$(4,582)	$4,133

	Nine Months Ended September 30, 2022
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$84,872	$—	$—	$84,872
Terminalling services — related party	1,987	—	—	1,987
Fleet leases — related party	—	2,737	—	2,737
Fleet services	—	—	—	—
Fleet services — related party	—	896	—	896
Freight and other reimbursables	514	—	—	514
Total revenues	87,373	3,633	—	91,006
Operating costs
Subcontracted rail services	10,337	—	—	10,337
Pipeline fees	22,625	—	—	22,625
Freight and other reimbursables	514	—	—	514
Operating and maintenance	6,788	2,934	—	9,722
Selling, general and administrative	8,090	126	12,876	21,092
Impairment of intangibles and long-lived assets	71,612	—	—	71,612
Depreciation and amortization	17,362	—	—	17,362
Total operating costs	137,328	3,060	12,876	153,264
Operating income (loss)	(49,955)	573	(12,876)	(62,258)
Interest expense	122	—	6,603	6,725
Gain associated with derivative instruments	—	—	(13,800)	(13,800)
Foreign currency transaction loss	1,836	2	104	1,942
Other income, net	(47)	(3)	(5)	(55)
Provision for income taxes	884	121	—	1,005
Net income (loss)	$(52,750)	$453	$(5,778)	$(58,075)
Total assets	$126,669	$1,787	$10,219	$138,675

	Nine Months Ended September 30, 2021
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$163,863	$—	$—	$163,863
Terminalling services — related party	2,527	—	—	2,527
Fleet leases — related party	—	2,951	—	2,951
Fleet services	—	24	—	24
Fleet services — related party	—	682	—	682
Freight and other reimbursables	443	98	—	541
Total revenues	166,833	3,755	—	170,588
Operating costs
Subcontracted rail services	13,520	—	—	13,520
Pipeline fees	45,997	—	—	45,997
Freight and other reimbursables	443	98	—	541
Operating and maintenance	5,751	2,984	—	8,735
Selling, general and administrative	53,575	228	9,507	63,310
Impairment of intangibles and long-lived assets	—	—	—	—
Depreciation and amortization	17,378	—	—	17,378
Total operating costs	136,664	3,310	9,507	149,481
Operating income (loss)	30,169	445	(9,507)	21,107
Interest expense	422	—	4,806	5,228
Gain associated with derivative instruments	—	—	(2,468)	(2,468)
Foreign currency transaction gain	(786)	—	(57)	(843)
Other income, net	(10)	—	(2)	(12)
Provision for income taxes	593	66	—	659
Net income (loss)	$29,950	$379	$(11,786)	$18,543
Total assets	$240,897	$5,548	$1,499	$247,944

Segment Adjusted EBITDA
The following tables present the computation of Segment Adjusted EBITDA, which is a measure determined in accordance with GAAP, for each of our segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Terminalling Services Segment	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$(69,955)	$8,577	$(52,750)	$29,950
Interest expense (income), net (1)	(18)	87	97	421
Depreciation and amortization	5,758	5,869	17,362	17,378
Provision for income taxes	473	61	884	593
Foreign currency transaction loss (gain) (2)	97	(289)	1,836	(786)
Loss associated with disposal of assets	—	6	3	11
Impairment of intangibles and long-lived assets	71,612	—	71,612	—
Non-cash deferred amounts (3)	(1,475)	(165)	(3,361)	2,033
Segment Adjusted EBITDA attributable to Hardisty South entities prior to acquisition (4)	—	(76)	(258)	(790)
Segment Adjusted EBITDA	$6,492	$14,070	$35,425	$48,810

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
(4)    Segment adjusted EBITDA attributable to the Hardisty South entities for the three months ended March 31, 2022 and the three and nine months ended September 30, 2021 was excluded from the Terminalling Services Segment Adjusted EBITDA, as these amounts were generated by the Hardisty South entities prior to the Partnership’s acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
Fleet Services Segment	2022	2021	2022	2021
	(in thousands)
Net income	$132	$138	$453	$379
Provision for income taxes	73	18	121	66
Interest income (1)	(1)	—	(3)	—
Foreign currency transaction loss (gain) (2)	1	(1)	2	—
Segment Adjusted EBITDA	$205	$155	$573	$445

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
Interest Rate Derivatives
In September 2020, we entered into an interest rate swap that was made effective as of August 2020. The interest rate swap was a five-year contract with a $150.0 million notional value that fixed our one-month LIBOR to 0.84% for the notional value of the swap agreement instead of the variable rate that we pay under our Credit Agreement. The swap settled monthly through the termination date, as discussed below.
As a result of our acquisition of the Hardisty South Terminal and the associated additional borrowings under our Credit Agreement that occurred to finance the acquisition, in April 2022, we terminated our existing interest rate swap discussed above and simultaneously entered into a new interest rate swap. In lieu of settling the asset value of the existing interest rate swap agreement of $9.2 million that existed at the time the agreement was terminated, the value of the asset was rolled into the new fixed interest rate swap to reduce the interest rate. The new interest rate swap was a five-year contract with a $175.0 million notional value that fixed the secured overnight financing rate, or SOFR, to 1.57% for the notional value of the swap agreement instead of the variable rate that we pay under our Credit Agreement. The swap settled monthly through the termination date, as discussed below.
On July 27, 2022, we terminated and settled the existing interest rate swap for cash proceeds of $7.7 million. We used the proceeds from this settlement to pay down outstanding debt on our Credit Agreement. We simultaneously entered into a new interest rate swap that was made effective as of August 17, 2022. The new interest rate swap is a five-year contract with a $175.0 million notional value that fixes SOFR to 2.686% for the notional value of the swap agreement instead of the variable rate that we pay under our Credit Agreement. The swap settles monthly through the termination date in July 2027.
Subsequent to September 30, 2022, we settled the interest rate swap discussed above for cash proceeds and simultaneously entered into a new interest rate swap agreement. Refer to Note. 19 Subsequent Events for more information.
Derivative Positions
We record all of our derivative financial instruments at their fair values in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	September 30, 2022	December 31, 2021
	(in thousands)
Other current assets	$2,569	$—
Other non-current assets	5,614	1,995
Other current liabilities	—	(583)
	$8,183	$1,412
We have not designated our derivative financial instruments as hedges of our interest rate exposure. As a result, changes in the fair value of these derivatives are recorded as “Gain associated with derivative instruments” in our consolidated statements of operations. The gains or losses associated with changes in the fair value of our derivative contracts do not affect our cash flows until the underlying contract is settled by making or receiving a payment to or from the counterparty. In connection with our derivative activities, we recognized the following amounts during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Gain associated with derivative instruments	$(6,904)	$(110)	$(13,800)	$(2,468)
We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.
The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

			September 30, 2022	December 31, 2021
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Swap Agreements
Swap maturing August 2025	$150,000,000	0.84%	$—	$1,412
Swap maturing July 2027	$175,000,000	2.686%	$8,183	$—
16. PARTNERS’ CAPITAL
Our common units represent limited partner interests in us. The holders of common units are entitled to participate in partnership distributions and to exercise the rights and privileges available to limited partners under our partnership agreement.
Effective April 1, 2022 our sponsor’s general partner interest in us was exchanged for a non-economic general partner interest in us. We issued 5,751,136 common units to our sponsor in connection with our acquisition of the Hardisty South Terminal. Refer to Note 3. Hardisty South Terminal Acquisition for more information.
Pursuant to the terms of the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, which we refer to as the A/R LTIP, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 548,294 vested during the first nine months in 2022, of which 361,173 were converted into our common units after 187,121 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 17. Unit Based Compensation.
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.2875 per unit ($1.15 per unit on an annualized basis) on all of our units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis. The amount of distributions we pay under our cash distribution policy and the decision to make any distribution are determined by our general partner. For the quarter ended September 30, 2022, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.1235 per unit on all of our units.

17. UNIT BASED COMPENSATION
Long-term Incentive Plan
In 2022 and 2021, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 625,732 and 669,043 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our A/R LTIP. At September 30, 2022, we had 146,216 Phantom Units remaining available for issuance. The Phantom Units are subject to all of the terms and conditions of the A/R LTIP and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount based on an allocation formula which included a percentage multiplier of the grantee’s base salary, among other factors, converted to a number of units based on the closing price of one of our common units preceding the grant date, as determined by the board of directors of our general partner and quoted on the NYSE.
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
The following tables present the award activity for our Equity-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2021	26,272	1,317,493	$8.21
Granted	39,408	536,729	$5.85
Vested	(26,272)	(522,022)	$9.00
Forfeited	—	(3,236)	$6.21
Phantom Unit awards at September 30, 2022	39,408	1,328,964	$6.91

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2020	40,065	1,324,837	$10.98
Granted	40,065	573,204	$4.82
Vested	(40,065)	(518,389)	$11.33
Forfeited	—	(10,004)	$8.27
Phantom Unit awards at September 30, 2021	40,065	1,369,648	$8.18

The following tables present the award activity for our Liability-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2021	13,136	63,730	$7.26
Granted	13,136	36,459	$5.85
Vested	(13,136)	—	$4.82
Phantom Unit awards at September 30, 2022	13,136	100,189	$6.92

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2020	13,136	59,284	$10.58
Granted	13,136	41,138	$4.82
Vested	(13,136)	—	$10.15
Phantom Unit awards at September 30, 2021	13,136	100,422	$7.88
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
For the three months ended September 30, 2022 and 2021, we recognized $1.2 million and $1.3 million, respectively, and for the nine months ended September 30, 2022 and 2021, we recognized $3.7 million and $4.3 million, respectively, of compensation expense associated with outstanding Phantom Units. As of September 30, 2022, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $7.0 million, which we expect to recognize over a weighted average period of 2.30 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.

We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Equity-classified Phantom Units (1)	$170	$164	$500	$477
Liability-classified Phantom Units	14	13	37	34
Total	$184	$177	$537	$511

(1)    We reclassified $2 thousand to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited for the three and nine months ended September 30, 2022. We reclassified $1 thousand and $8 thousand for the three and nine months ended September 30, 2021, respectively, for forfeitures.
18. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash paid for income taxes, net (1)	$866	$843
Cash paid for interest	$4,873	$4,682
Cash paid for operating leases	$4,892	$4,637

(1)    Includes the net effect of tax refunds of $84 thousand received in the second quarter of 2022 associated with carrying back U.S. net operating losses incurred during 2020 and prior periods allowed for by the provisions of the CARES Act. Also includes the net effect of tax refunds of $31 thousand received in the third quarter of 2022 associated with prior period Canadian taxes.

Non-cash Investing Activities
For the nine months ended September 30, 2022 and 2021, we had non-cash investing activities for capital expenditures for property and equipment that were financed through “Accounts payable and accrued expenses” and “Accounts Payable and accrued expenses — related party” and an accrued reimbursement associated with our collaborative arrangement included in “Accounts receivable, net” as presented in the table below for the periods indicated:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Property and equipment financed through accounts payable and accrued expenses	$250	$(708)
Accrued reimbursement of property and equipment	$(139)	$—
We recorded $0.7 million and $1.6 million of right-of-use lease assets and the associated liabilities on our consolidated balance sheet as of September 30, 2022 and 2021, respectively, representing non-cash activities resulting from new, extended, cancelled or declassified lease agreements. See Note 8. Leases for further discussion.
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

19. SUBSEQUENT EVENTS
Distribution to Partners
On October 20, 2022, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.1235 per unit, or $0.494 per unit on an annualized basis, for the three months ended September 30, 2022. The distribution will be paid on November 14, 2022, to unitholders of record at the close of business on November 2, 2022. The distribution will include payment of $2.0 million to our public common unitholders and $2.1 million to USDG as a holder of our common units.
Derivative Financial Instrument Settlement
On October 12, 2022, we terminated and settled our existing interest rate swap for cash proceeds of $9.0 million. We plan to use the proceeds from this settlement to pay down outstanding debt on the Credit Agreement and fund our ongoing working capital needs. We simultaneously entered into a new interest rate swap that was made effective as of October 17, 2022. The new interest rate swap is a five-year contract with a $175.0 million notional value that fixes SOFR to 3.956% for the notional value of the swap agreement instead of the variable rate that we pay under our Credit Agreement. The swap settles monthly through the termination date in October 2027.

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
The financial information for the three and nine months ended September 30, 2021 has been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal acquisition because the acquisition represented a business combination between entities under common control. Refer to Part I. Item 1. Financial Statements, Note 3.Hardisty South Acquisition of this Quarterly Report for more information.

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
USDG completed an expansion project in January 2019 at the Partnership’s Hardisty Terminal, referred to herein as Hardisty South, which added one and one-half 120-railcar unit trains of transloading capacity per day, or approximately 112,500 barrels per day, or bpd. In April 2022, we acquired 100% of the entities owning the Hardisty South Terminal assets from USDG, exchanged our sponsor’s economic general partner interest in us for a non-

economic general partner interest and eliminated our sponsor’s IDRs for a total consideration of $75.0 million in cash and 5,751,136 common units, that was made effective as of April 1, 2022. The acquisition of the Hardisty South Terminal increases the size, scale and growth capacity of the Partnership’s asset base, while optimizing operational and commercial synergies of the Hardisty Terminal in order to capitalize on the growth benefits associated with the Sponsor’s Diluent Recovery Unit, or DRU, program. For more information on our drop down acquisition of the Hardisty South Terminal, refer to Part I. Item 1. Financial Statements, Note 3. Hardisty South Terminal Acquisition of this Quarterly Report.
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
However, in the first quarter of 2022, Canadian crude oil inventories reached historical low levels due to a combination of specific supply disruptions and one-time line fill demand events from new pipeline capacity. Canadian crude oil inventory levels have steadily recovered from historical lows and have returned to normal levels in the second quarter of 2022. During the third quarter of 2022, U.S. Mid-Continent (PADD II) and U.S. Gulf Coast (PADD III) unplanned refinery maintenance led to a decrease in demand and in turn slightly increased inventory levels, but overall inventory levels remain at the lower end of the five-year average.
Additionally, the U.S. government announced plans to release up to 260 million barrels of crude oil from the U.S. Strategic Petroleum Reserve or SPR, starting in October 2021 and is expected to continue through December 2022. The impact of these releases has weakened replacement costs in the U.S. Gulf Coast for all sour crude oil alternatives. As replacement costs have weakened, WCS Houston crude prices have done the same, which has driven WCS Hardisty prices at origin to weaken in response.
Given the supply and demand events discussed above, and based on the forecasted production increases in Canada, we expect that inventory levels in the last quarter of 2022 will begin to build to a higher level within the five-year average from the current level at the lower end of the range, as previously discussed. As inventories continue to build, expectations are that pipeline apportionment levels will grow which will potentially lead to higher demand for a crude by rail egress solution. However, the extent and duration of any increases in apportionment or inventory levels are difficult to predict, if such increases occur at all.
Another factor that may contribute to the demand for a crude by rail egress solution is the significant regulatory and legal obstacles that pipeline projects and existing pipelines experience in the U.S and Canada. For example, it was recently announced by Trans Mountain Corporation, or TMC, that the cost of the Trans Mountain Pipeline expansion project has nearly doubled and the timeline for completing the project has now been extended out further into 2023. This prompted the Canadian Government to announce that it is cutting off funding for the project and advised TMC to secure the necessary funding from public debt markets or financial institutions. The Canadian government does not plan to be the long-term owner of the pipeline and expects to launch a sale process in due course. As environmental, regulatory and political challenges to increase pipeline export capacity remain, we believe crude by rail exports will remain a valuable egress solution.
In the long-term, as stated above, we expect demand for rail capacity at our terminals to continue to increase over the next several years and potentially longer if proposed pipeline developments do not meet currently planned timelines and regulatory or other challenges to pipeline projects persist. Our Hardisty and Casper terminals, with established capacity and scalable designs, are well-positioned as strategic outlets to meet takeaway needs as Western Canadian crude oil supplies continue to exceed available pipeline takeaway capacity. Also, as previously discussed, USD along with its partner, successfully completed construction of and placed into service a diluent recovery unit, or DRU, at the Hardisty Terminal, as a part of a long-term solution to transport heavier grades of crude oil produced in Western Canada by rail. Additionally, we believe our Stroud Terminal provides an advantageous rail destination for Western Canadian crude oil given the optionality provided by its connectivity to the Cushing hub and multiple refining centers across the United States. Rail also generally provides a greater ability to preserve the specific quality of a customer’s product relative to pipelines, providing value to a producer or refiner. We expect these advantages, including our origin-to-destination capabilities, to result in long-term contract extensions and expansion opportunities across our terminal network.

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
Fleet Services
We provide one of our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons by rail on multi-year, take-or-pay terms under a master fleet services agreement. We do not own any railcars. In October 2022 we extended our master fleet services agreement through June 2023. As of September 30, 2022, our railcar fleet consisted of 200 railcars, which we lease from a railcar manufacturer, all of which are coiled and insulated, or C&I, railcars. The weighted average remaining contract life on our railcar fleet is nine months as of September 30, 2022.
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

(ii) operating costs; and (iii) volumes. We define Adjusted EBITDA and DCF below. When evaluating our operations at the segment level, we evaluate using Segment Adjusted EBITDA. Refer to Part I. Item 1. Financial Statements, Note 14. Segment Reporting of this Quarterly Report.

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

The following table sets forth a reconciliation of “Net cash provided by operating activities,” the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (1)	2022	2021 (1)
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by operating activities	$13,521	$8,834	$28,969	$45,591
Add (deduct):
Amortization of deferred financing costs	(271)	(234)	(899)	(698)
Deferred income taxes	(442)	119	(328)	178
Changes in accounts receivable and other assets	(12,153)	(847)	(11,541)	(6,010)
Changes in accounts payable and accrued expenses	7,482	2,849	5,159	(5,023)
Changes in deferred revenue and other liabilities	1,796	248	6,474	2,871
Interest expense, net	3,099	1,566	6,692	5,225
Provision for income taxes	546	79	1,005	659
Foreign currency transaction loss (gain) (2)	152	(54)	1,942	(843)
Non-cash deferred amounts (3)	(1,475)	(165)	(3,361)	2,033
Adjusted EBITDA attributable to Hardisty South entities prior to acquisition (4)	—	(76)	(258)	(790)
Adjusted EBITDA	12,255	12,319	33,854	43,193
Add (deduct):
Cash paid for income taxes, net (5)	(186)	(144)	(866)	(843)
Cash paid for interest	(2,513)	(1,388)	(4,873)	(4,682)
Maintenance capital expenditures, net	(6)	(158)	(56)	(525)
Cash paid for income taxes, interest and maintenance capital expenditures attributable to Hardisty South entities prior to acquisition (6)	—	79	59	480
Distributable cash flow	$9,550	$10,708	$28,118	$37,623

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
(4)    Adjusted EBITDA attributable to the Hardisty South entities for the three months ended March 31, 2022 and the three and nine months ended September 30, 2021 was excluded from the Partnership’s Adjusted EBITDA, as these amounts were generated by the Hardisty South entities prior to the Partnership’s acquisition and therefore, they were not amounts that could be distributed to the Partnership’s unitholders. Refer to the table provided below for a reconciliation of “Net cash provided by operating activities” to Adjusted EBITDA for the Hardisty South entities prior to acquisition.
(5)    Includes the net effect of tax refunds of $84 thousand received in the second quarter of 2022 associated with carrying back U.S. net operating losses incurred during 2020 and prior periods allowed for by the provisions of the CARES Act. Also includes the net effect of tax refunds of $31 thousand received in the third quarter of 2022 associated with prior period Canadian taxes.
(6)    Cash payments made for income taxes, interest and maintenance capital expenditures attributable to the Hardisty South entities for the three months ended March 31, 2022 and the three and nine months ended September 30, 2021 were excluded from the Partnership’s DCF calculations, as these amounts were generated by the Hardisty South entities prior to the Partnership’s acquisition. Included for the three months ended March 31, 2022 was $59 thousand of cash paid for interest. Included for the three months ended September 30, 2021 was $79 thousand of cash paid for interest. Included for the nine months ended September 30, 2021 was $165 thousand of cash paid for income taxes, $386 thousand of cash paid for interest, partially offset by a net refund of $71 thousand related to maintenance capital expenditures.

Adjusted EBITDA and DCF presented above for the three and nine months ended September 30, 2022 include the impact of $0.1 million and $3.2 million of expenses incurred during the periods associated with our recent drop down acquisition of the Hardisty South Terminal assets from our Sponsor, respectively. Refer to Part I. Item 1. Financial Statements, Note 3.Hardisty South Acquisition of this Quarterly Report for more information.
The following table sets forth a reconciliation of “Net cash provided by operating activities,” the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA attributable to the Hardisty South entities prior to our acquisition of the entities:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended March 31, 2022
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by (used in) operating activities	$(2,151)	$7,907	$(1,475)
Add (deduct):
Amortization of deferred financing costs	(26)	(76)	(84)
Deferred income taxes	(16)	(47)	(53)
Changes in accounts receivable and other assets	(534)	(5,550)	(217)
Changes in accounts payable and accrued expenses	2,903	(4,423)	155
Changes in deferred revenue and other liabilities	414	3,683	488
Interest expense, net	87	422	117
Provision for income taxes	30	220	59
Foreign currency transaction loss (gain)	(348)	(1,035)	1,600
Non-cash deferred amounts (1)	(283)	(311)	(332)
Adjusted EBITDA (2)	$76	$790	$258

(1)    Represents the change in non-cash contract assets and liabilities associated with revenue recognized at blended rates based on tiered rate structures in certain of the customer contracts.
(2)    Adjusted EBITDA associated with the Hardisty South entities prior to our acquisition includes the impact of expenses pursuant to a services agreement with USD for the provision of services related to the management and operation of transloading assets. These expenses totaled $3.4 million and $49.3 million for the three and nine months ended September 30,2021, respectively and $3.2 million for the three months ended March 31, 2022. Upon our acquisition of the entities effective April 1, 2022, the services agreement with USD was cancelled and a similar agreement was established with us. Refer to Part I. Item 1. Financial Statements, Note 12. Transactions with Related Party of this Quarterly Report for more information.
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
Management is focused on renewing, extending or replacing the agreements that have expired or are set to expire at the Hardisty and Stroud Terminals in mid-2022 and mid-2023 with new, multi-year take or pay commitments and is actively engaging with current and new customers. Given current and expected market conditions, management believes that we will have the opportunity to renew and extend or replace the agreements that expired at the end of the second quarter of 2022, in the first half of 2023. Additionally, management is marketing terminalling services at the Stroud Terminal to potential customers that may be in need of access to the numerous markets connected to the Cushing oil hub, and management believes that we will have the opportunity to increase utilization at the terminal in the first half of 2023. However, the timing of such renewals or replacements, as well as the expected contracted rates are uncertain and difficult to predict, if such renewals or replacements occur at all. If and to the extent we are unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals or experience a delay in doing so beyond mid-2023, our revenue, cash flows from operating activities and Adjusted EBITDA would be materially adversely impacted. This may adversely impact our ability to make distributions to our unitholders or our ability to comply with financial covenants in our Credit Agreement. Moreover, our ability to refinance our outstanding indebtedness or extend the maturity date of, or get a covenant waiver under, our Credit Agreement may be negatively impacted. Refer to the discussion in Liquidity and Capital Resources below for further information.
Potential Impact of Hardisty and West Colton Deficiency Credit Usage by Our Customers
As previously discussed, customers of our Hardisty and West Colton Terminals are obligated to pay a minimum monthly commitment fee for the capacity to load an allotted number of unit trains, representing a specified number of barrels per month. If a customer loads fewer unit trains than its allotted amount in any given month, that customer will receive a credit for up to 12 months, also referred to as a deficiency credit. This credit may be used to offset fees on throughput volumes in excess of the customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. Additionally, we could incur incremental costs associated with loading the additional trains for our customers if they have and use their accrued deficiency credits, but such costs are not expected to be material. Based on current circumstances and conversations with our customers, as of September 30, 2022, we deferred revenues of $0.3 million associated with the expected future usage of deficiency credits. As of December 31, 2021, we deferred revenues of $1.4 million that were associated with the expected usage of the deficiency credits during 2022.
Going Concern
We evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Our evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. The maturity date of our Credit Agreement is November 2, 2023. As a result of the maturity date being within 12 months after the date that these financial statements were issued, the amounts due under our Credit Agreement have been included in our going concern assessment. Our ability to continue as a going concern is dependent on the refinancing or the extension of the maturity date of our Credit Agreement. If we are unable to refinance or extend the maturity date of our Credit Agreement, the Company likely would not have sufficient cash on hand or available liquidity to repay the maturing credit facility debt as it becomes due.

In addition to the above, there is uncertainty in our ability to remain in compliance with the covenants contained in our Credit Agreement for a period of 12 months after the date these financials were issued. Although we continue to focus on renewing, extending or replacing expired or expiring customer agreements at the Hardisty and Stroud Terminals, unless we are able to renew, extend or replace such agreements more quickly than we currently expect as of the date of this report, the pricing environment improves relative to our current expectations or we sell non-core assets for cash, we are uncertain that we will be able to remain in compliance with the total leverage ratio covenant in the Credit Agreement for the second quarter of 2023. If we fail to comply with such covenant in the Credit Agreement, we would be in default under the terms of the Credit Agreement, which would entitle our lenders to declare all outstanding indebtedness thereunder to be immediately due and payable. The Company is currently not projected to have sufficient cash on hand or available liquidity to repay the Credit Agreement should the lenders not provide a waiver or amendment and declare all outstanding indebtedness thereunder to be immediately due and payable.
The conditions described above raise substantial doubt about our ability to continue as a going concern for the next 12 months.
Refer to Part II. Item 1A. Risk Factors, for a discussion of risks associated with a default under our Credit Agreement.
We are currently in negotiations with our lenders regarding our ability to remain in compliance with the covenants in our Credit Agreement, and we are also pursuing plans to refinance our Credit Agreement or extend and amend the current obligations under the Credit Agreement; however, we cannot make assurances that we will be successful in these efforts, or that any covenant waiver or refinancing or extension would be on terms favorable to us. Moreover, our ability to obtain covenant waivers, refinance our outstanding indebtedness or extend the maturity date of our Credit Agreement may be negatively impacted to the extent we are unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals or experience prolonged delays in doing so. Unless we are able to extend or refinance our Credit Agreement on favorable terms before year end, we expect that Credit Agreement will be recorded as a current liability in the Company’s consolidated balance sheet as of December 31, 2022.
The unaudited consolidated financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.
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
Casper Terminal Impairment of Intangible Assets and Long-lived Assets
In September 2022, we determined that recurring periods where cash flow projections were not met due to adverse market conditions at our Casper Terminal was an event that required us to evaluate our Casper Terminal asset group for impairment. Accordingly, we measured the fair value of our Casper terminal asset group by primarily relying on the cost approach. As a result of the impairment analysis, we determined that the carrying value of the Casper Terminal asset group exceeded the fair value of the Casper terminal as of September 30, 2022, the date of our evaluation and recognized an impairment loss of $71.6 million which we recorded in “Impairment loss on intangibles and long-lived assets” on our consolidated statements of operations.
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
The following table summarizes our operating results by business segment and corporate charges for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (1)	2022	2021 (1)
	(in thousands)
Operating income (loss)
Terminalling services	$(69,404)	$8,441	$(49,955)	$30,169
Fleet services	205	155	573	445
Corporate and other	(3,262)	(2,977)	(12,876)	(9,507)
Total operating income (loss)	(72,461)	5,619	(62,258)	21,107
Interest expense	3,126	1,567	6,725	5,228
Gain associated with derivative instruments	(6,904)	(110)	(13,800)	(2,468)
Foreign currency transaction loss (gain)	152	(54)	1,942	(843)
Other expense (income), net	(28)	4	(55)	(12)
Provision for income taxes	546	79	1,005	659
Net income (loss)	$(69,353)	$4,133	$(58,075)	$18,543

(1)    As discussed in Part I. Item 1. Financial Statements, Note 1. Organization and Basis of Presentation of this Quarterly Report, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal Acquisition which we acquired effective April 1, 2022 because the transaction was between entities under common control.
Summary Analysis of Operating Results
Changes in our operating results for the three and nine months ended September 30, 2022, as compared with our operating results for the three and nine months ended September 30, 2021, were primarily driven by:
•activities associated with our Terminalling services business including:
–higher revenue recognized in June 2021 due to early contract cancellation payment for existing multi-year take-or-pay contract at the Hardisty South Terminal, with no similar occurrence in 2022;
–lower revenues at our combined Hardisty Terminal due to a reduction in contracted capacity at both our legacy Hardisty and Hardisty South terminals that was effective July 1, 2022 coupled with deferring revenues in 2022 associated with the make-up right options we granted to our customers with no similar occurrence in 2021;
–lower revenue at our Stroud Terminal associated with a decrease in contracted volume commitments at the terminal that became effective August 2021 and the conclusion of the sole customer contract effective July 1, 2022, as discussed in more detail below, partially offset by recognizing previously deferred revenue in 2022 associated with the make-up right options we granted to our customers with no similar occurrence in 2021;
–higher revenue at our West Colton Terminal due to the commencement of the renewable diesel contract that occurred in December 2021;
–increase in operating costs resulting from a non-cash impairment of intangible and long-lived assets associated with our Casper Terminal recognized in the third quarter of 2022 due to recurring periods where cash flow projections were not met due to adverse market conditions;

–lower pipeline fee expenses resulting from lower revenues at the Hardisty and Hardisty South terminals as previously discussed; and
–lower selling, general and administrative expenses at the Hardisty South Terminal associated with lower service fees that were paid to our Sponsor for the periods prior to our acquisition of the assets, as discussed in more detail below.
•higher gains on our interest rate derivatives that included cash proceeds from the settlement of our interest rate derivative that occurred in July 2022 and a higher non-cash gain associated with increases in the fair value of our interest rate derivatives resulting from increases in the interest rate index upon which the derivative values are based in 2022 as compared to 2021;
•higher corporate selling, general and administrative expense due to costs incurred during 2022 associated with our acquisition of the Hardisty South Terminal, which was completed in April 2022; and
•an increase in corporate interest expense primarily due to higher interest rates coupled with an increase in amounts outstanding on our credit facility.
A comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS — BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (1)	2022	2021 (1)
	(in thousands)
Revenues
Terminalling services	$20,015	$34,064	$86,859	$166,390
Freight and other reimbursables	254	138	514	443
Total revenues	20,269	34,202	87,373	166,833
Operating costs
Subcontracted rail services	2,742	4,642	10,337	13,520
Pipeline fees	5,735	8,431	22,625	45,997
Freight and other reimbursables	254	138	514	443
Operating and maintenance	1,919	1,759	6,788	5,751
Selling, general and administrative	1,653	4,922	8,090	53,575
Impairment of intangibles and long-lived assets	71,612	—	71,612	—
Depreciation and amortization	5,758	5,869	17,362	17,378
Total operating costs	89,673	25,761	137,328	136,664
Operating income (loss)	(69,404)	8,441	(49,955)	30,169
Interest expense	4	87	122	422
Foreign currency transaction loss (gain)	97	(289)	1,836	(786)
Other expense (income), net	(23)	5	(47)	(10)
Provision for income taxes	473	61	884	593
Net income (loss)	$(69,955)	$8,577	$(52,750)	$29,950
Average daily terminal throughput (bpd)	70,777	117,262	77,289	117,823

(1)    As discussed in Part I. Item 1. Financial Statements, Note 1. Organization and Basis of Presentation of this Quarterly Report, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal Acquisition which we acquired effective April 1, 2022 because the transaction was between entities under common control.
Three months ended September 30, 2022 compared with the three months ended September 30, 2021
Terminalling Services Revenue
Revenue generated by our Terminalling services segment decreased $13.9 million to $20.3 million for the three months ended September 30, 2022, as compared with $34.2 million for the three months ended September 30, 2021. This decrease was primarily due to lower revenues at our combined Hardisty Terminal due to a reduction in contracted capacity at both our legacy Hardisty and Hardisty South terminals that was effective July 1, 2022, as discussed above in General Trends and Outlook. Revenues were also lower at our Hardisty Terminal due to an unfavorable variance in the Canadian exchange rate on our Canadian-dollar denominated contracts during the third quarter of 2022 as compared to the third quarter of 2021, discussed in more detail below coupled with a deferral of revenues in the current quarter associated with the make-up right options we granted to our customers with no similar occurrence in 2021. Revenue was also lower at our Stroud Terminal due to the conclusion of our sole customer contract that was effective July 1, 2022, as discussed above in Factors Affecting the

Comparability of our Financial Results. At our Casper Terminal, we had a decrease in revenues due to lower storage revenues at our Casper Terminal in the current period as compared to the prior year period due to the conclusion of one of our customer contracts that occurred in September 2021. Additionally, we had lower throughput volumes at the Casper Terminal in the current period as compared to the prior year period as discussed below.
Our average daily terminal throughput decreased 46,485 bpd to 70,777 bpd for the three months ended September 30, 2022, as compared with 117,262 bpd for the three months ended September 30, 2021. Our throughput volumes decreased primarily due to a decrease in throughput volumes at our Stroud Terminal resulting from the previously discussed conclusion of our sole customer contract effective July 1, 2022, which also lead to a decrease in volumes at our Hardisty Terminal, as it is the origination terminal for volumes delivered to our Stroud Terminal. Additionally, our Hardisty Terminal volumes were lower due to a reduction in contracted capacity at our legacy Hardisty and Hardisty South terminals effective July 1, 2022, as discussed above. Throughput volumes at our Casper terminal also decreased primarily due to current market conditions. Partially offsetting this decrease was an increase in throughput volumes at our West Colton Terminal due primarily to the commencement of our new renewable diesel agreement. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services.
Our terminalling services revenue for the three months ended September 30, 2022, would have been $0.4 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended September 30, 2022, was the same as the average exchange rate for the three months ended September 30, 2021. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7665 for the three months ended September 30, 2022 as compared with 0.7942 for the three months ended September 30, 2021.
Operating Costs
The operating costs of our Terminalling services segment increased $63.9 million to $89.7 million for the three months ended September 30, 2022, as compared with the three months ended September 30, 2021. The increase was primarily attributable to our impairment of intangibles and long-lived assets recognized during the current quarter coupled with slightly higher operating and maintenance expenses, partially offset with decreases in our subcontracted rail service costs, pipeline fees and selling, general and administrative expenses.
Our terminalling services operating costs for the three months ended September 30, 2022, would have been $0.4 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended September 30, 2022, was the same as the average exchange rate for the three months ended September 30, 2021.
Subcontracted rail services. Our costs for subcontracted rail services decreased $1.9 million to $2.7 million for the three months ended September 30, 2022, as compared with $4.6 million for the three months ended September 30, 2021, primarily due to decreased throughput at our terminals as discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty Terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty and Hardisty South Terminals less direct operating costs. Our pipeline fees decreased $2.7 million to $5.7 million for the three months ended September 30, 2022 as compared with $8.4 million for the three months ended September 30, 2021, primarily due to lower revenues at the Hardisty and Hardisty South Terminal as discussed above.
Operating and maintenance. Operating and maintenance expense increased $0.2 million to $1.9 million for the three months ended September 30, 2022, as compared with the three months ended September 30, 2021. The increase is primarily due to higher repairs and maintenance costs at the Hardisty and Hardisty South Terminals incurred for general periodic repairs needed at the terminals and higher expenses related to idling the Stroud Terminal.

Selling, general and administrative. Selling, general and administrative expense decreased $3.3 million to $1.7 million for the three months ended September 30, 2022, as compared with the three months ended September 30, 2021. The decrease is primarily attributable to lower costs at the Hardisty South Terminal associated with services fees paid to our Sponsor. Prior to our acquisition of the Hardisty South entities, USD and the Hardisty South entities entered into a services agreement for the provision of services related to the management and operation of transloading assets. Services provided consisted of financial and administrative, information technology, legal, management, human resources, and tax, among other services. Upon our acquisition of the entities effective April 1, 2022, this services agreement was cancelled and a similar agreement was established with us. This results in the service fee income being allocated to us, and therefore offsetting the expense in the Hardisty South Terminal entity subsequent to the acquisition date of April 1, 2022. Refer to Part I. Item 1. Financial Statements, Note 12. Transactions with Related Party of this Quarterly Report for more information.
Impairment of intangibles and long-lived assets. In September 2022, we tested the intangible and long-lived assets associated with our Casper Terminal for impairment due to recurring periods where cash flow projections were not met due to adverse market conditions at our Casper Terminal. As a result of our impairment testing, we recognized an impairment loss on our intangibles and long-lived assets of $71.6 million for the three months ended September 30, 2022. Refer to Part 1. Item 1. Financial Statements, Note 7. Property and Equipment and Note 9. Intangible Assets of this quarterly report for further discussion.
Other Expenses (Income)
Interest Expense. Interest expense decreased $83 thousand to $4 thousand for the three months ended September 30, 2022 as compared with $87 thousand of interest expense for the three months ended September 30, 2021. Prior to our acquisition, the Hardisty South entities had a Construction Loan Agreement as discussed in Part I. Item 1. Financial Statements, Note 10. Debt of this Quarterly Report. As of March 2022, the remaining balance of the Construction Loan Agreement was transferred by the Hardisty South entities to a subsidiary of our Sponsor. The decrease in interest expense associated with the Hardisty South Construction Loan Agreement is due primarily to no outstanding debt balance as compared to the prior period presented.
Nine months ended September 30, 2022 compared with nine months ended September 30, 2021
Terminalling Services Revenue
Revenue generated by our Terminalling services segment decreased $79.5 million to $87.4 million for the nine months ended September 30, 2022, as compared with the nine months ended September 30, 2021. This decrease was primarily due to the Hardisty South Terminal receiving a customer contract cancellation payment in the second quarter of 2021, as discussed above in Factors Affecting the Comparability of Our Financial Results with no similar occurrence during 2022. Additionally, our combined Hardisty Terminal revenues were also lower due to a reduction in contracted capacity at both our legacy Hardisty and Hardisty South terminals effective July 1, 2022, as discussed above in General Trends and Outlook. Revenues were also lower at our Hardisty Terminal due to an unfavorable variance in the Canadian exchange rate on our Canadian-dollar denominated contracts to date during 2022 as compared to the same period in 2021, discussed in more detail below coupled with a deferral of revenues in the current quarter associated with the make-up right options we granted to our customers with no similar occurrence in 2021. In addition, we had lower revenues at our Stroud Terminal due to the decrease in contracted volume commitments that became effective in August 2021 and the conclusion of that sole customer contract in June 2022, as discussed above in Factors Affecting the Comparability of our Financial Results. Partially offsetting this decrease in revenues at our Stroud Terminal was the recognition of previously deferred revenue in the current year associated with the make-up right options we granted to our customers with no similar occurrence in 2021. At our Casper Terminal, we had a decrease in revenues due to lower storage revenues at our Casper Terminal in the current period as compared to the prior year period due to the conclusion of one of our customer contracts that occurred in September 2021 coupled with reduced throughput as discussed below. Partially offsetting the decreased revenue was higher revenue at our West Colton Terminal during the first nine months of 2022 due to the commencement of the renewable diesel contract that occurred in December 2021.
Our average daily terminal throughput decreased 40,534 bpd to 77,289 bpd for the nine months ended September 30, 2022, as compared with 117,823 bpd for the nine months ended September 30, 2021. Our throughput volumes decreased primarily due to a decrease in throughput volumes at our Stroud Terminal resulting from the previously discussed decrease in contract volume commitments and the conclusion of our sole customer contract at the terminal effective July 1, 2022, which also lead to a decrease in volumes at our Hardisty Terminal, as it is the origination terminal for volumes delivered to our Stroud Terminal. In addition, our Hardisty Terminal volumes were lower due to a reduction in contracted capacity at our legacy Hardisty and Hardisty South terminals effective July 1, 2022, as discussed above. Throughput volumes at our Casper terminal also decreased slightly primarily due to current market conditions. Partially offsetting this decrease was an increase in throughput volumes at our West Colton Terminal due primarily to the commencement of our new renewable diesel agreement.
Our terminalling services revenue for the nine months ended September 30, 2022, would have been $1.1 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the nine months ended September 30, 2022, was the same as the average exchange rate for the nine months ended September 30, 2021. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7798 for the nine months ended September 30, 2022 as compared with 0.7994 for the nine months ended September 30, 2021.
Operating Costs
The operating costs of our Terminalling services segment decreased $0.7 million to $137.3 million for the nine months ended September 30, 2022, as compared with the nine months ended September 30, 2021. The decrease is primarily attributable to lower subcontracted rail services costs, pipeline fees and selling, general and administrative expenses, partially offset by higher costs associated with our impairment of intangibles and long-lived assets and higher operating and maintenance expenses for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Our terminalling services operating costs for the nine months ended September 30, 2022, would have been $0.9 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the nine months ended September 30, 2022, was the same as the average exchange rate for the nine months ended September 30, 2021.
Subcontracted rail services. Our costs for subcontracted rail services decreased $3.2 million to $10.3 million for the nine months ended September 30, 2022, as compared with $13.5 million for the nine months ended September 30, 2021, primarily due to decreased throughput at our terminals as discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty Terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty and Hardisty South terminals less direct operating costs. Our pipeline fee decreased $23.4 million to $22.6 million for the nine months ended September 30, 2022 as compared with $46.0 million for the nine months ended September 30, 2021, primarily due to lower revenues at the Hardisty South Terminal coupled with lower revenues at our legacy Hardisty Terminal as discussed above.
Operating and maintenance. Operating and maintenance expense increased $1.0 million to $6.8 million for the nine months ended September 30, 2022, as compared with $5.8 million for the nine months ended September 30, 2021. The increase is primarily due to higher repairs and maintenance costs at the Hardisty and Hardisty South terminals incurred for general periodic repairs needed at the terminals and higher expenses related to idling the Stroud Terminal coupled with higher operational supplies, fuel and utilities costs due to increased inflation rates at our Hardisty and Hardisty South terminals.
Selling, general and administrative. Selling, general and administrative expense decreased $45.5 million to $8.1 million for the nine months ended September 30, 2022, as compared with $53.6 million for the nine months ended September 30, 2021. The decrease is primarily attributable to lower costs at the Hardisty South Terminal associated with services fees paid to our Sponsor. Prior to our acquisition of the Hardisty South entities, USD and the Hardisty South entities entered into a services agreement for the provision of services related to the management and operation of transloading assets. Services provided consisted of financial and administrative, information technology, legal, management, human resources, and tax, among other services. Upon our acquisition of the entities effective April 1, 2022, this services agreement was cancelled and a similar agreement was established with us. This results in the service fee income being allocated to us, and therefore offsetting the expense in the Hardisty South Terminal entity subsequent to the acquisition date of April 1, 2022. Refer to Part I. Item 1. Financial Statements, Note 12. Transactions with Related Party of this Quarterly Report for more information.
Impairment of intangibles and long-lived assets. In September 2022, we tested the intangible and long-lived assets associated with our Casper Terminal for impairment due to recurring periods where cash flow projections were not met due to adverse market conditions at our Casper Terminal. As a result of our impairment testing, we recognized an impairment loss on our intangibles and long-lived assets of $71.6 million for the nine months ended September 30, 2022. Refer to Part 1. Item 1. Financial Statements, Note 7. Property and Equipment and Note 9. Intangible Assets of this quarterly report for further discussion.
Other Expenses (Income)
Interest Expense. Interest expense decreased $300 thousand for the nine months ended September 30, 2022, as compared with $422 thousand of interest expense for the nine months ended September 30, 2021. Prior to our acquisition, the Hardisty South entities had a Construction Loan Agreement as discussed in Part I. Item 1. Financial Statements, Note 10. Debt of this Quarterly Report. As of March 2022, the remaining balance of the Construction Loan Agreement was transferred by the Hardisty South entities to a subsidiary of our Sponsor. The decrease in interest expense associated with the Hardisty South Construction Loan Agreement is due primarily to a lower balance of debt outstanding when compared to the prior period presented.
FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenues
Fleet leases	$912	$984	$2,737	$2,951
Fleet services	298	227	896	706
Freight and other reimbursables	—	35	—	98
Total revenues	1,210	1,246	3,633	3,755
Operating costs
Freight and other reimbursables	—	35	—	98
Operating and maintenance	969	993	2,934	2,984
Selling, general and administrative	36	63	126	228
Total operating costs	1,005	1,091	3,060	3,310
Operating income	205	155	573	445
Foreign currency transaction loss (gain)	1	(1)	2	—
Other income, net	(1)	—	(3)	—
Provision for income taxes	73	18	121	66
Net income	$132	$138	$453	$379

Three months ended September 30, 2022 compared with the three months ended September 30, 2021
The underlying business activities associated with our Fleet services segment have remained relatively constant for the three months ended September 30, 2022, as compared with three months ended September 30, 2021. As a result, we have experienced only modest changes in the operating revenues associated with this business. We expect only modest changes in the revenue results of our fleet services business for the near future.
Nine months ended September 30, 2022 compared with nine months ended September 30, 2021
The underlying business activities associated with our Fleet services segment have remained relatively constant for the nine months ended September 30, 2022, as compared with the nine months ended September 30, 2021. As a result, we have experienced only modest changes in the operating revenues associated with this business. We expect only modest changes in the revenue results of our fleet services business for the near future.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating costs
Selling, general and administrative	$3,262	$2,977	$12,876	$9,507
Operating loss	(3,262)	(2,977)	(12,876)	(9,507)
Interest expense	3,122	1,480	6,603	4,806
Gain associated with derivative instruments	(6,904)	(110)	(13,800)	(2,468)
Foreign currency transaction loss (gain)	54	236	104	(57)
Other income, net	(4)	(1)	(5)	(2)
Net income (loss)	$470	$(4,582)	$(5,778)	$(11,786)
Three months ended September 30, 2022 compared with the three months ended September 30, 2021
Income associated with our corporate activities increased $5.1 million to $0.5 million for the three months ended September 30, 2022, as compared to a net loss of $4.6 million for the three months ended September 30, 2021.
Our corporate selling, general and administrative expenses increased $0.3 million to $3.3 million for the three months ended September 30, 2022, as compared with the three months ended September 30, 2021. The increase is primarily due to costs related to our acquisition of Hardisty South, which was completed in April 2022. Refer to Part I. Item 1. Financial Statements, Note 3. Hardisty South Terminal Acquisition of this Quarterly Report for more information.
Our costs for interest expense increased $1.6 million to $3.1 million for the three months ended September 30, 2022, as compared with the same period in 2021, primarily due to an increase in interest rates coupled with an increase in the balance of debt outstanding during the period, partially offset by a decrease in commitment fees, as compared to the same period in 2021. In addition, we had a higher gain of $6.9 million recognized on our interest rate derivatives for the three months ended September 30, 2022, as compared to a gain of $0.1 million for the same period in 2021. The higher gain in the current quarter includes the impact of the cash proceeds from the settlement of our interest rate derivative that occurred in July 2022 and a higher non-cash gain on our interest rate derivative when compared to the prior period. Refer to Part I. Item 1. Financial Statements, Note 15. Derivative Financial Instruments of this Quarterly Report for more information.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021
Costs associated with our corporate activities decreased $6.0 million to $5.8 million for the nine months ended September 30, 2022, as compared to $11.8 million for the nine months ended September 30, 2021.
Our corporate selling, general and administrative expenses increased $3.4 million to $12.9 million for the nine months ended September 30, 2022, as compared with the nine months ended September 30, 2021. The increase is primarily due to costs related to our acquisition of Hardisty South, which was completed in April 2022. Refer to Part I. Item 1. Financial Statements, Note 3. Hardisty South Terminal Acquisition of this Quarterly Report for more information.
Our costs for interest expense increased $1.8 million to $6.6 million for the nine months ended September 30, 2022, as compared with the same period in 2021, primarily due to an increase in interest rates coupled with an increase in the balance of debt outstanding during the period, partially offset by a decrease in commitment fees, as compared to the same period in 2021. In addition, we recognized a higher gain in our interest rate derivatives of $13.8 million for the nine months ended September 30, 2022, as compared to a gain of $2.5 million for the same period in 2021. The higher gain in the current period includes the impact of the cash proceeds from the settlement of our interest rate derivative that occurred in July 2022 and a higher non-cash gain on our interest rate derivative when compared to the prior period. Refer to Part I. Item 1. Financial Statements, Note 15. Derivative Financial Instruments of this Quarterly Report for more information.

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
Liquidity Sources
We expect our sources of liquidity to include borrowings under our Credit Agreement, issuances of debt securities and additional partnership interests as well as cash generated from our operating activities. If we are able to refinance and/or extend the maturity of our Credit Agreement and recontract the capacity subject to expired and expiring contracts, then we believe that cash generated from these sources will be sufficient to meet our ongoing working capital and capital expenditure requirements for the next 12 months following the filing of this Report. If we are not able to refinance or extend the maturity of our Credit Agreement, or we fail to recontract the capacity subject to expired contracts, then, as discussed below, there is substantial doubt about our ability to continue as a going concern.
Going Concern
Refer to General Trends and Outlook - Going Concern above for discussion on our ability to continue as a going concern, as of the date of this report.
Available Liquidity
For information regarding our Credit Agreement please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Part I. Item 1. Financial Statements, Note 10. Debt of this Quarterly Report.
The following table presents our available liquidity as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents (1)	$4.8	$5.5
Aggregate borrowing capacity under the Credit Agreement	275.0	275.0
Less: Amounts outstanding under Credit Agreement	222.0	168.0
Available liquidity based on Credit Agreement capacity	$57.8	$112.5
Available liquidity based on Credit Agreement covenants (2)	$57.8	$85.5

(1)    Excludes amounts that are restricted pursuant to our collaborative agreement with Gibson.
(2)    Pursuant to the terms of our Credit Agreement our borrowing capacity is limited to 4.5 times (5.0 times for the two quarters following a material acquisition) our trailing 12-month consolidated EBITDA, which equates to $56.6 million and $80.0 million of borrowing capacity available based on our covenants at September 30, 2022 and December 31, 2021, respectively. Our acquisition of Hardisty South, which was completed in April 2022, is treated as a material acquisition under the terms of our Credit Agreement. As a result, our borrowing capacity will be limited to 5.0 times our 12-month trailing consolidated EBITDA through December 31, 2022. However, at September 30, 2022, our available borrowings are limited by the capacity available under our Credit Agreement of $53.0 million, which is reflected in the table above.
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
On July 27, 2022, we terminated and settled our existing interest rate swap for cash proceeds of $7.7 million. We used the proceeds from this settlement to pay down outstanding debt on the Credit Agreement. We simultaneously entered into a new interest rate swap that was made effective as of August 17, 2022. The interest rate swap was a five-year contract with a $175.0 million notional value that fixed the secured overnight financing rate, or SOFR, to 2.686% for the notional value of the swap agreement instead of the variable rate that we pay under our Credit Agreement. The swap settled monthly through the termination date as discussed below.
On October 12, 2022, we terminated and settled our existing interest rate swap for cash proceeds of $9.0 million. We plan to use the proceeds from this settlement to pay down outstanding debt on the Credit Agreement and fund our ongoing working capital needs. We simultaneously entered into a new interest rate swap that was made effective as of October 17, 2022. The new interest rate swap is a five-year contract with a $175.0 million notional value that fixes SOFR to 3.956% for the notional value of the swap agreement instead of the variable rate that we pay under our Credit Agreement. The swap settles monthly through the termination date in October 2027. From time to time, we evaluate our interest rate swaps and may settle such swaps for cash proceeds and/or enter into new interest rate swap arrangements.
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
Cash Flows
The following table and discussion summarize the cash flows associated with our operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$28,969	$45,591
Investing activities	(73,631)	(4,550)
Financing activities	40,049	(47,176)
Effect of exchange rates on cash	703	(570)
Net change in cash, cash equivalents and restricted cash	$(3,910)	$(6,705)
Operating Activities
Net cash provided by operating activities decreased $16.6 million to $29.0 million for the nine months ended September 30, 2022, as compared with the nine months ended September 30, 2021. The decrease in net cash provided by operating activities is primarily attributable to the changes in cash flow derived from our operating results as discussed above in Results of Operations. In addition, while our net loss for the nine months ended September 30, 2022 was $76.6 million more than our net income for the same period in 2021, the net loss from 2022 included a significant amount of non-cash losses and gains that impacted our net loss but did not impact our cash flow. These non-cash items included an impairment loss on our intangibles and long-lived assets and higher non-cash gains associated with our derivative instruments as compared to the non-cash derivative gain we recognized in 2021. The net change in net cash provided by operating activities was also impacted by the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.

Investing Activities
Net cash used in investing activities increased to $73.6 million for the nine months ended September 30, 2022 as compared to $4.6 million for the nine months ended September 30, 2021 primarily due to the acquisition of Hardisty South Terminal from USD, which included a cash payment of $75 million. Refer to Part I. Item 1. Financial Statements, Note 3. Hardisty South Terminal Acquisition of this Quarterly Report for more information.
Financing Activities
Net cash provided by financing activities increased to $40.0 million for the nine months ended September 30, 2022 as compared with net cash used by financing activities of $47.2 million for the nine months ended September 30, 2021. Our net proceeds on our long-term debt during the nine months ended September 30, 2022 were $89.1 million higher than the payments during the nine months ended September 30, 2021. In addition, there was an increase in cash paid for distributions and a slight increase in cash paid for participant withholding taxes associated with vested Phantom Units during the nine months ended September 30, 2022, as compared to the same period in 2021.
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
On April 6, 2022, we completed the acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG, as described above. The total consideration for the transaction was $75.0 million in cash, plus 5,751,136 common units, which were issued to USDG. Additionally we incurred $3.2 million of additional expenses during the first nine months of 2022 associated with the transaction.
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
Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital expenditures, or investment capital expenditures. Although we have not experienced significant maintenance capital expenditures in prior years, as the age and usage of our assets increase, we expect that costs we incur to maintain them in compliance with sound business practice, our contractual relationships and applicable regulatory requirements will likely increase. Some of these costs will be characterized as maintenance capital expenditures. We incurred $56 thousand in maintenance capital expenditures during the nine months ended September 30, 2022. Our total expansion capital expenditures for the nine months ended September 30, 2022 were $349 thousand.
Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating, investing and distribution needs. As previously discussed, in July 2022 we terminated and settled our then existing interest rate swap for cash proceeds of $7.7 million and used the proceeds from that settlement to pay down outstanding debt on the Credit Agreement. As also previously discussed, in October 2022 we terminated and settled our existing interest rate swap for cash proceeds of $9.0 million. We also plan to use the proceeds from this settlement to pay down outstanding debt on our Credit Agreement and fund our ongoing working capital needs.

During the nine months ended September 30, 2022, we received $75.0 million of proceeds from borrowings on our Credit Agreement to finance our acquisition of the Hardisty South Terminal and made repayments of $22.4 million on our Credit Agreement from cash flow in excess of our operating and investing needs.
Refer to Part I. Item 1. Financial Statements, Note 10. Debt of this Quarterly Report for more information.
Distributions
Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we do not have a legal obligation to distribute any particular amount per common unit.
For the quarter ended September 30, 2022, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.1235 per unit on all of our units. Our current quarterly distribution of $0.1235 per unit equates to $4.1 million per quarter, or $16.5 million per year, based on the number of common units outstanding as of November 2, 2022. The Board re-evaluates our distribution policy on a quarterly basis and will take into consideration updated commercial progress, including our ability to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals, and our compliance with the covenants under the Credit Agreement, as well as recent changes to the market. With respect to any quarter, in its good faith determination, the Board may reduce or suspend our cash distributions.
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
Stroud Terminal
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
We have not observed any events or circumstances subsequent to our analysis that would suggest the fair value of our Stroud Terminal is below the carrying amount as of September 30, 2022.
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
Caper Terminal
In September 2022, we determined that recurring periods where cash flow projections were not met due to adverse market conditions at our Casper Terminal was an event that required us to evaluate our Casper Terminal asset group for impairment.
We measured the fair value of our Casper terminal asset group by primarily relying on the cost approach. The income approach was considered in the context of our economic obsolescence analysis as part of the application of the cost approach. The sales comparison or market approach was used as the most appropriate methodology to derive the fair value of the land associated with the Casper terminal asset group. Our estimate of fair value required us to use significant unobservable inputs representative of a Level 3 fair value measurement, including those discussed below.

The critical assumptions used in our cost approach impairment analysis include the following:
1) a range of 5 to 45 years to estimate the valuation useful life of the assets; and
2) a hold factor ranging from 3% to 20% representing estimated appraisal depreciation floors that were used to establish a minimal value for assets remaining in use.
As a result of the impairment analysis discussed above, we determined that the carrying value of the Casper Terminal asset group exceeded the fair value of the Casper terminal as of September 30, 2022, the date of our evaluation. As a result, we have recognized a non-cash impairment loss of $36.0 million for the three and nine months ended September 30, 2022, to write down the property, plant and equipment of the terminal to its fair market value, the charge for which we have included in “Impairment of intangibles and long-lived assets” within our consolidated statements of operations as part of our Terminalling services segment.
Assessment of Recoverability of Intangible Assets
As previously discussed, in September 2022 we tested the our Casper Terminal asset group for impairment due to recurring periods where cash flow projections were not met due to adverse market conditions at our Casper Terminal, which we determined was a triggering event that required us to evaluate our Casper Terminal asset group for impairment. Our estimate of fair value required us to use significant unobservable inputs representative of a Level 3 fair value measurement, as discussed above under “Impairment of Long-Lived Assets - Casper Terminal” We measured the fair value of our Casper terminal asset group by primarily relying on the cost approach.
As a result of the impairment analysis discussed above, we determined that the carrying amount of the Casper Terminal asset group exceeded its fair value at September 30, 2022, the date of our evaluation and allocated a portion of that impairment to our intangible assets. Accordingly, we have recognized a non-cash impairment loss of $35.6 million for the three and nine months ended September 30, 2022 associated with our intangible assets and have included this charge in “Impairment of intangibles and long-lived assets” within our consolidated statements of operations as party of our Terminalling services segment. At September 30, 2022, we had a remaining intangible asset balance of $3.8 million in our consolidated balance sheet.
UNIT BASED COMPENSATION
Refer to Note 17. Unit Based Compensation of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report for a discussion regarding unit based compensation.
SUBSEQUENT EVENTS
Refer to Note 19. Subsequent Events of our consolidated financial statements included in Part I — Financial Information, Item 1. Financial Statements of this Report for a discussion regarding subsequent events.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4.    Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We did not make any changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the ordinary course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The following risk factor is in addition to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, which could affect our business, financial condition, and results of operations. We may be subject to additional risks and uncertainties that we currently consider immaterial or that are unknown to us but may have a material impact on our business, financial condition and results of operations.
Our ability to maintain compliance with the covenants under our Credit Agreement, or to refinance our Credit Agreement before its maturity in November 2023, is not certain and depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. Our inability to maintain covenant compliance or refinance our Credit Agreement before its maturity would have a material adverse effect on our business.
Our ability to continue as a going concern is dependent on the refinancing or extension of the maturity date of our Credit Agreement, which is currently November 2, 2023. If we are unable to refinance or extend our Credit Agreement, we would likely not have sufficient cash on hand or available liquidity to repay the principal amount owed on the Credit Agreement when it becomes due. This condition raises substantial doubt about our ability to continue as a going concern for the next 12 months.
Our ability to refinance our Credit Agreement or successfully negotiate with our existing lenders for an extension of the maturity date on our Credit Agreement will depend on the condition of the capital markets and our financial condition and operating performance between the date of this report and the maturity date on the Credit Agreement. Specifically, our ability to refinance or extend the maturity date of our Credit Agreement may be negatively impacted if we are unable to renew, extend or replace our recently expired customer agreements at the Hardisty and Stroud Terminals. See “Risk Factors—Risks Related to our Business and Industry—Our contracts are subject to termination at various times, which creates renewal risks” in our Annual Report on Form 10-K for the year ended December 31, 2021. Any refinancing of our indebtedness could be at higher interest rates, will involve incurrence of fees and expenses, and may require us to comply with more onerous covenants than we are currently subject to, which could further restrict our business operations.
Further, based on our current expectations as of the date of this report regarding our ability to renew, extend or replace expired or expiring customer agreements at the Hardisty and Stroud Terminals, we are uncertain we will be able to remain in compliance with the total leverage ratio covenant in our Credit Agreement by the second quarter of 2023. If we fail to comply with such covenant in the Credit Agreement, we would be in default under the terms of the Credit Agreement.
A default under our Credit Agreement would entitle our lenders to declare all outstanding indebtedness thereunder to be due and payable. They could also terminate their commitments to extend credit and foreclose against our assets securing their borrowings. While we expect to seek an amendment or waiver from our lenders, we cannot assure that our efforts to obtain such an amendment or waiver would be successful. Any such amendment or waiver would involve expenses and divert the attention of management. Further, in consideration of future cash flows, our Board may determine to reduce or eliminate cash distributions to our unitholders. However, based on our current expectations as of the date of this report, we do not expect the elimination of distributions to our unitholders alone would prevent our breach of the total leverage ratio covenant under our Credit Agreement with respect to the second half of 2023.
If the amounts outstanding under our Credit Agreement were to be accelerated, or if we cannot refinance or extend the Credit Agreement before its maturity, we could face substantial liquidity problems, might be required to dispose of material assets or operations to meet our obligations and we could be forced into bankruptcy or liquidation.

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	The cover page of the USD Partners LP Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*     Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	November 2, 2022	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	November 2, 2022	By:	/s/ Adam Altsuler
Adam Altsuler Executive Vice President and Chief Financial Officer (Principal Financial Officer)