Form 10-K
period 2022-12-31
USD Partners LP
filed 2023-03-02
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common units held by non-affiliates was $75,680,067 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity.
As of February 21, 2023, the registrant has outstanding 33,758,607 common units.
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
Cautionary Note Regarding Forward-Looking Statements
This Annual Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Annual Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) our ability to continue as a going concern; (2) the impact of world health events, epidemics and pandemics, such as the novel coronavirus (COVID-19) pandemic; (3) changes in general economic conditions and commodity prices, including as a result of the invasion of Ukraine by Russia and its regional and global ramifications, inflationary pressures, or slowing growth or recession; (4) the effects of competition, in particular, by pipelines and other terminal facilities; (5) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (6) government regulations regarding oil production, including if the Alberta Government were to resume setting production limits; (7) the supply of, and demand for, terminalling services for crude oil and biofuels; (8) the price and availability of debt and equity financing; (9) actions by third parties, including customers, potential customers, construction-related services providers, our sponsors and lenders, including with respect to modifications to our credit agreement or refinancing of our credit agreement before its maturity; (10) our ability to enter into new contracts for uncontracted capacity and to renew expiring contracts; (11) hazards and operating risks that may not be covered fully by insurance; (12) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (13) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (14) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs or limit our operations; and (15) our ability to successfully identify and finance potential acquisitions, development projects and other growth opportunities. For additional factors that may affect our results, see Item 1A. Risk Factors included in Part 1 of this Annual Report and our subsequently filed Quarterly Reports on Form 10-Q, which are available to the public over the internet at the website of the U.S. Securities and Exchange Commission, or SEC, (www.sec.gov) and at our website (www.usdpartners.com).

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
•Our business could be adversely affected from the impact and effects of public health crises, pandemics and endemics, such as the COVID-19 pandemic.
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
•Restrictions in our senior secured credit agreement, or Credit Agreement, as defined in Part II. Item 8. Financial Statements and Supplementary Data, Note 11. Debt in this Annual Report, could adversely affect us and our ability to make distributions.
•Our ability to refinance our Credit Agreement before its maturity in November 2023, is not certain and depends on, among other factors, our financial condition and operating performance.
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
v

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
•If the IRS makes audit adjustments to our income tax returns, current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments we pay on such unitholders’ behalf.
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
USD Group LLC, or USDG, a wholly-owned subsidiary of USD and the sole owner of our general partner, is engaged in designing, developing, owning, and managing large-scale multi-modal logistics centers and energy-related infrastructure across North America. USDG’s solutions create flexible market access for customers in significant growth areas and key demand centers, including Western Canada, the U.S. Gulf Coast and Mexico. During 2021, USD, along with its joint venture partner, successfully completed construction on and placed into service a diluent recovery unit, or DRU, near Hardisty, Alberta, Canada, as a part of a long-term solution to transport heavier grades of crude oil produced in Western Canada by rail, discussed in more detail below. USD believes the DRU project will maximize benefits to producers, refiners and railroads. Additionally, in January 2019, USDG completed an expansion project at the Partnership’s Hardisty Terminal, or Hardisty South, which added one and one-half 120-railcar unit trains of transloading capacity per day, or approximately 112,500 barrels per day, or bpd, which we acquired in April 2022. USDG is also currently pursuing the development of a premier energy logistics terminal on the Houston Ship Channel with capacity for substantial tank storage, multiple docks (including barge and deepwater), inbound and outbound pipeline connectivity, as well as a rail terminal with unit train capabilities. In addition, USD Clean Fuels LLC, or USDCF, a subsidiary of USD, was organized in 2021 for the purpose of providing production and logistics solutions to the growing market for clean energy transportation fuels, as discussed below in further detail.
The following table summarizes information about our current terminalling facility assets:

Terminal Name	Location	Designed Capacity (Bpd)	Commodity Handled	Primary Customers	Terminal Type
Hardisty Terminal	Alberta, Canada	~262,500 (1)	Crude Oil	Producers/Refiners /Marketers	Origination
Casper Terminal	Wyoming, U.S.	~105,000 (2)	Crude Oil	Refiners/Marketers	Origination
Stroud Terminal	Oklahoma, U.S.	~50,000 (3)	Crude Oil	Producers	Destination
West Colton Terminal	California, U.S.	13,000	Ethanol/Renewable Diesel	Refiners/Blenders	Destination

(1)Represents the capacity of the combined Hardisty Terminal which includes the legacy Hardisty Terminal and the Hardisty South Terminal. The designed capacity is based on three and one-half 120-railcar unit trains comprised of 28,371 gallon (approximately 675.5 barrels, or bbls) railcars being loaded at 92.5% of volumetric capacity per day. Actual amount of crude oil loading capacity may vary based on factors including the size of the unit trains, the size, type and volumetric capacity of the railcars utilized and the type and specifications of crude oil loaded, among other factors.
(2)Based on one and one-half 112-railcar unit trains comprised of 28,371 gallon (approximately 675.5 bbls) railcars being loaded at 92.5% of volumetric capacity per day. Actual amount of crude oil loading capacity may vary based on factors including the size of the unit train, the size, type and volumetric capacity of the railcars utilized and the type and specifications of crude oil loaded, among other factors.
(3)Our current Stroud Terminal capacity of approximately 50,000 Bpd includes pipeline pumping capacity constraints on the pipeline that is utilized to move crude oil between our Stroud Terminal storage tanks and third-party storage tanks at Cushing. With pump modifications, the 104-railcar unit train could unload up to 65,000 Bpd based on 28,371 gallon (approximately 675.5 bbls) railcars being unloaded at 92.5% of volumetric capacity per day. Actual amount of crude oil loading capacity may vary based on factors including the size of the unit train, the size, type and volumetric capacity of the railcars utilized and the type and specifications of crude oil unloaded, among other factors.
We offer our terminalling services pursuant to multi-year, take-or-pay agreements primarily with high quality, investment grade customers. Our agreements typically range in term between three and ten years and include renewal options. As of December 31, 2022, the volume-weighted average remaining contract life of our take-or-pay terminal service agreements was 7.1 years. Refer to the Business Segments section below for further information regarding our customer contracts for each of our rail terminals.
In addition to terminalling services, we currently provide a customer with leased railcars and fleet services related to the transportation of liquid hydrocarbons by rail on a take-or-pay basis. In the aggregate, our master fleet services agreement has a remaining contract life of six months as of December 31, 2022. Although we expect to continue to assist our customers in obtaining railcars for their use transporting crude oil to or from our terminals, we do not intend to continue to act as an intermediary between railcar lessors and our customers as our existing lease agreement expires. Should market conditions change, we could potentially act as an intermediary with railcar lessors on behalf of our customers again in the future.
We believe one of our key strengths is our relationship with our sponsor, USDG, the sole direct subsidiary of USD. USD was among the first companies to successfully develop the hydrocarbon-by-rail concept and has built or operated unit train-capable terminals with an aggregate capacity of over one million bpd. Ten of these terminals were subsequently sold in multiple transactions for an aggregate sales price in excess of $740 million. From January 2006 through December 2022, USD has loaded or handled through its terminal network a total of approximately 450 million barrels, or MMbbls, of liquid hydrocarbons and biofuels. USD also has a nationally recognized safety record with only one recordable injury, that did not result in lost time, and one reportable spill at its terminals since 2008, as defined by the regulatory agencies with applicable jurisdiction, including in the United States the Occupational Safety and Health Administration, or OSHA, the U.S. Department of Transportation, or DOT, and the Pipeline and Hazardous Materials Safety Administration, or PHMSA. There have been no reportable injuries or spills associated with the Partnership’s assets. USD is currently owned by Energy Capital Partners, Goldman Sachs and certain of USD’s management team members.
In September 2014, Energy Capital Partners made a significant investment in USD. Energy Capital Partners, together with its affiliates and affiliated funds, is a private equity firm with over $27.0 billion in capital commitments that primarily invests in North America’s energy infrastructure. Energy Capital Partners has significant energy infrastructure, midstream, master limited partnership and financial expertise to complement its investment in USD. To date, Energy Capital Partners and its affiliated funds have 61 investment platforms with investments in the renewable and power generation, environmental infrastructure and midstream sectors of the energy industry.
USD, through its direct ownership of USDG, has stated that it intends for us to be its primary growth vehicle in North America. We intend to strategically expand our business by acquiring energy-related logistics assets related to the storage and transportation of liquid hydrocarbons and biofuels from both USDG and third parties, to the extent opportunities exist that are accretive to our unitholders. We also intend to grow organically by opportunistically pursuing growth projects and enhancing the profitability of our existing assets. We believe that our relationship with USD and its successful project development and operating history, safety track record and industry relationships provide us with many avenues to execute our growth strategy.

The following chart depicts a simplified organization and ownership structure as of December 31, 2022. The ownership percentages referred to below illustrate the relationships among us, our general partner, USDG, USD, Energy Capital Partners and Goldman Sachs, and excludes 1,438,355 phantom unit awards, or Phantom Units, outstanding under our Long-Term Incentive Plan at December 31, 2022.

Energy Capital Partners
Management
Goldman Sachs
US Development Group LLC (USD) and Management
100% ownership interest
USD Group LLC
17,308,226 Common Units
100% ownership interest
51.9% limited partner interest
USD Partners GP LLC
(our general partner)
Public Unitholders
16,072,961 Common Units
non-economic general partner interest
48.1% limited partner interest
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
West Colton Rail Terminal
Railcar Fleet Services

BUSINESS STRATEGY
Our primary business objective is to generate sustainable free cash flow to strengthen our financial position and prudently grow the quarterly cash distributions we make to our unitholders over time. We intend to accomplish this objective by executing the following business strategies:
•    Generate stable and predictable fee-based cash flows.    A substantial amount of the operating cash flow we expect to generate is attributable to multi-year, take-or-pay agreements. We intend to seek stable and predictable cash flows by extending the term of our agreements with existing customers, as well as executing additional multi-year, take-or-pay agreements with existing and new customers across our terminal network.
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
•    Maintain a conservative capital structure.    We intend to maintain a conservative capital structure which, when combined with our focus on stable, fee-based cash flows, should support access to capital at a competitive cost, subject to market conditions. Consistent with our disciplined financial approach, we intend to fund the capital required for expansion and acquisition projects through a balanced combination of equity and debt financing. We believe this approach may provide us with the flexibility to effectively pursue accretive acquisitions and organic growth projects as they become available.
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

Our Terminalling services business consists of the following operations:
Hardisty Terminal
Our Hardisty Terminal, which commenced operations in June 2014, is an origination terminal where we load various grades of Canadian crude oil onto railcars for transportation to end markets. Hardisty is one of the major crude oil hubs in North America and is an origination point for several major export pipelines to the United States. In April 2022, we completed the acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG. The new combined Hardisty Terminal, which includes our legacy Hardisty Terminal and the newly acquired Hardisty South Terminal, now has the designed takeaway capacity of three and one-half unit trains per day, or approximately 262,500 barrels per day and consists of a fixed loading rack with approximately 60 railcar loading positions, a unit train staging area and loop tracks capable of holding five unit trains simultaneously. The terminal is also equipped with an onsite vapor management system that allows our customers to minimize hydrocarbon loss while improving safety during the loading process. Our Hardisty Terminal receives inbound deliveries of crude oil through a direct pipeline connection from Gibson Energy Inc.’s, or Gibson’s, Hardisty storage terminal. Gibson is one of the largest independent midstream companies in Canada with almost 14 MMbbls of crude oil storage facilities at Hardisty plus the greatest number of connections to inbound and outbound pipelines in the Hardisty hub. Our Hardisty Terminal’s strategic location and direct pipeline connection to substantial storage capacity provides efficient access to the major producers in the region. Our Hardisty Terminal is also connected to the Canadian Pacific Railway’s North Main Line, a high capacity line with the ability to service key refining markets across North America.
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
The combined contracted terminalling capacity at our Hardisty Terminal is contracted under multi-year, take-or-pay Terminal Services Agreements with four customers, including major integrated oil companies, refiners and marketers. Contracts representing approximately 26% of the combined Hardisty Terminal’s capacity expired in June 2022. Approximately 54% of the capacity is contracted through June 30, 2023 and approximately 31% is contracted through January 2024. Additionally, due to the successful commencement of USD’s DRU and Port Arthur Terminal, or PAT, projects discussed in more detail below, approximately 17% of the combined capacity of the Hardisty Terminal was contracted through mid-2031.
Our Terminal Services Agreements generally include automatic renewal provisions for periods up to one-year following the conclusion of the initial term and will only terminate if written notice is given by either party within a specified time period before the end of the initial term or a renewal term. Some of our Terminal Services Agreements contain annual inflation-based rate escalators based upon the consumer price index of either Canada or Alberta. If a force majeure event occurs, a customer’s obligation to pay us may be suspended, in which case the length of the contract term will be extended by the same duration as the force majeure event. We will not be liable for any losses of crude oil handled at our Hardisty Terminal unless due to our negligence.
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
Sponsor and USD’s Initiatives at Hardisty
USD’s Diluent Recovery Unit and Port Arthur Terminal
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
We believe the PAT project is well positioned in a market poised for growth. The Port Arthur market is home to over 1.6 million barrels of refining capacity per the EIA and a growing petrochemical market. With ExxonMobil’s 250,000 barrel per day refinery expansion which is expected to be in service sometime in the first half of 2023, and Motiva’s acquisition of the Flint Hills ethane cracker dovetailing into planned downstream expansions into the petrochemical market, Port Arthur’s heavily utilized midstream infrastructure can expect liquid volumes to increase.
Within the Port Arthur market, PAT will be well positioned to take advantage of these opportunities and other organic growth projects. Pipeline connectivity to the hub of Port Arthur’s liquids business provides an advantage through reduced costs to deliver crude locally relative to a barge alternative and will extend the market reach for customers of PAT. Customers of PAT are able to deliver barrels by pipeline and water into the Houston and Louisiana markets.
Benefits to the Partnership
The successful completion of USD’s Hardisty DRU project enhanced the sustainability and quality of the Partnership’s cash flows by significantly increasing the average tenor of Terminal Services Agreements at our Hardisty Terminal. The average remaining terms of our three Terminal Services Agreements with ConocoPhillips at the combined Hardisty Terminal were extended through mid-2031, representing approximately 17% of the combined Hardisty Terminal’s capacity. We expect that future customers of the Hardisty DRU project will enter into similar long-term, more sustainable commitments for terminalling services at the Partnership’s Hardisty Terminal. USD’s interest in the Hardisty DRU and PAT projects would also be available for possible acquisition by the Partnership, and would be subject to the terms and conditions of the Partnership’s ROFO on USD’s assets pursuant to the Omnibus Agreement between USD and the Partnership, which extends through October 15, 2026.
Effective August 2021, the existing DRU customer elected to reduce its volume commitments at the Stroud Terminal attributable to the Partnership by one-third of the previous commitment through June 2022, at which point the agreement terminated and there was no renewal period. Management believes that the lower utilization at the Stroud Terminal as a result of successful completion of the DRU project will be short-term in nature, and will allow the Partnership the opportunity to offer terminalling services to other customers that may be in need of access to the numerous markets connected to the Cushing oil hub. If and to the extent we continue to be unable to replace our customer at the Stroud Terminal, our revenue, cash flows from operating activities and Adjusted EBITDA will be further materially adversely impacted. Refer to Growth Opportunities for our Operations - Other Opportunities Related to Our Crude Oil Terminal Network - Stroud Terminal included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for further details. Additionally, refer to Item 1A.Risk Factors of this Annual Report for further discussion of certain risks relating to our customer contract renewals.
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
Our Stroud Terminal is the only rail facility connected to the Cushing storage hub, which provides for strategic and competitive advantages. The benchmark price in the domestic spot market for U.S. crude oil known as West Texas Intermediate, or WTI, is set at the Cushing hub. According to the EIA, the Cushing storage hub has approximately 78 million barrels of working storage capacity. There is also an expansive pipeline infrastructure that connects into and out of the Cushing hub. Because of the vast connectivity that Cushing offers, crude oil that is delivered into Cushing can then be delivered to either local refineries or it can be shipped to other markets such as the United States Gulf Coast, which is the largest refinery complex in the U.S. As such, we believe our Stroud Terminal provides an advantageous rail destination for Western Canadian crude oil given the optionality provided by its connectivity to the Cushing hub and multiple refining centers across the United States.
We own 50% of the Stroud Terminal’s current capacity. USD Marketing LLC, or USDM, a wholly-owned subsidiary of USDG, owns the rights to the other 50% of the Stroud Terminal’s current capacity, pursuant to the Marketing Services Agreement, or MSA, that we entered into in May 2017 at the time of the acquisition of the terminal. Under the MSA, we granted USDM the right to market the capacity at the Stroud Terminal in excess of the original capacity of our initial customer in exchange for a nominal per barrel fee. USDM is obligated to fund any related capital costs associated with increasing the throughput or efficiency of the terminal to handle additional throughput. Upon expiration of our contract with the initial Stroud customer in June 2020, the same marketing rights now apply to all throughput at the Stroud Terminal in excess of the throughput necessary for the Stroud Terminal to generate adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, that is at least equal to the average monthly Adjusted EBITDA derived from the initial Stroud customer during the 12 months prior to expiration. We also granted USDG the right to develop other projects at the Stroud Terminal in exchange for the payment to us of market-based compensation for the use of our property for such development projects. The capacity attributable to USDM is currently not under any contracted agreements.
To facilitate marketing the capacity that is currently available at the Stroud Terminal, USDM has expanded the downstream connectivity at our Stroud Terminal and added a pipeline connection to a second storage tank at a third-party facility at the Cushing, Oklahoma crude oil hub, or the Cushing Hub. The expanded connectivity facilitates incremental rail-to-pipeline shipments of crude oil to the Cushing Hub by giving the Stroud Terminal better capability to service multiple customers and/or grades of crude oil simultaneously including the unloading of multiple grades of dilbit. Additionally, this development project is wholly-owned by USDG and is subject to the terms and conditions of our existing ROFO, should USDG propose to sell or transfer the asset.
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
We provide service at the Casper Terminal under a Terminal Services Agreement with a midstream customer. The agreement contains take-or-pay terms for storage services and variable fees associated with actual throughput volumes and other services. Additionally, we are currently utilizing our available storage and throughput capacity to support our customers’ spot activity through buy-sell agreements that generate cash flows in addition to those provided by our agreements.
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
Ethanol Transloading
We receive fixed fees per gallon of ethanol transloaded at our terminal pursuant to a Terminal Services Agreement with one of the world’s largest producers of biofuels. Effective January 2022, we entered into a new five-year agreement with the existing West Colton ethanol customer that has a minimum monthly throughput commitment. This new agreement replaced the previous short-term agreement at the terminal that had been in place since July 2009 and is expected to add incremental “Net Cash from Operating Activities” over the previous agreement, subject to changes in expected throughput. Refer to Part II, Item 7. Management’s Discussion and Analysis, Factors Affecting the Comparability of Our Financial Results of this Annual Report for further information. Under this new agreement, our customer is obligated to pay the greater of a minimum monthly commitment fee or a throughput fee based on the actual volume of ethanol loaded at our West Colton Terminal. If the customer loads fewer volumes than its allotted amount in any given month, that customer will receive a credit for up to six months, which may be used to offset fees on throughput volumes in excess of its minimum monthly commitments in future periods, to the extent capacity is available for the excess volume.
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
Renewable Diesel Transloading
In June 2021, we entered into a new Terminal Services Agreement with USD Clean Fuels LLC, or USDCF, a subsidiary of USD, that is supported by a minimum throughput commitment to USDCF from an investment-grade rated, refining customer as well as a performance guaranty from USD. The Terminal Services Agreement provides for the inbound shipment of renewable diesel on rail at our West Colton Terminal and the outbound shipment of the product on tank trucks to local consumers. The new Terminal Services Agreement has an initial term of five years and commenced on December 1, 2021.
In exchange for the new Terminal Services Agreement at our West Colton Terminal with USDCF discussed above, we also entered into a Marketing Services Agreement with USDCF in June 2021, or the West Colton MSA, pursuant to which we agreed to grant USDCF marketing and development rights pertaining to future renewable diesel opportunities associated with the West Colton Terminal in excess of the Terminal Services Agreement with USDCF discussed above. Refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 13. Transactions with Related Parties of this Annual Report for further information.
For more information on USDCF, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Growth Opportunities for our Operations, Opportunities Related to Clean Energy Transportation Fuels, USD Clean Fuels of this Annual Report.
Fleet Services
We provide one of our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons by rail on a take-or-pay basis under a master fleet services agreement. We do not own any railcars. As of December 31, 2022, our railcar fleet consisted of 200 railcars, which we lease from a railcar manufacturer, all of which are coiled and insulated, or C&I, railcars. Our C&I railcars can reheat heavy viscous grades of crude oil, reducing the need to blend these heavier grades with diluents. Our master fleet services agreement has a remaining contract life of six months as of December 31, 2022.
Under the master fleet services agreement, we provide a customer with railcar-specific fleet services, which may include, among other things, the provision of relevant administrative and billing services, the repair and maintenance of railcars in accordance with standard industry practice and applicable law, the management and tracking of the movement of railcars, the regulatory and administrative reporting and compliance as required in connection with the movement of railcars, and the negotiation for and sourcing of railcars. Our customer typically pays us and our assignees monthly fees per railcar for these services, which include a component for fleet services.
All of our railcars currently in service were constructed in 2013 or later. The average age of our fleet currently in service is nine years, as compared with the estimated 50-year life associated with these types of railcars. Our current railcars are designed at a minimum to be compliant with all regulatory railcar standards currently in effect. We have partnered with leaders in the railcar supply industry, such as CIT Rail, Union Tank Car Company and others. We believe that our relationships with these industry leaders enable us to obtain railcar market insight and to procure railcars for our terminalling customers on beneficial terms, with shorter lead times than some of our competitors.
Historically we have assisted our customers with procuring railcars to facilitate their use of our terminalling services. Our wholly-owned subsidiary USD Rail LP has historically entered into leases with third-party manufacturers of railcars and financial firms, which it has then leased to customers. Although we expect to continue to assist our customers in obtaining railcars for their use transporting crude oil to or from our terminals, we do not intend to continue to act as an intermediary between railcar lessors and our customers as our existing lease agreement expires. Should market conditions change, we could potentially act as an intermediary with railcar lessors on behalf of our customers again in the future.
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
USD has not engaged in any transactions that trigger our ROFO. We cannot assure you that USD will be able to develop or construct, or that we or USD will be able to acquire, any additional midstream infrastructure projects. Among other things, the ability of USD to further develop the Stroud Terminal, the DRU project, or any other project, and our ability to acquire such projects, will depend upon USD’s and our ability to raise additional equity and debt financing. We are under no obligation to make any offer, and USD and USDG are under no obligation to accept any offer we make, with respect to any asset subject to our ROFO. Additionally, the approval of Energy Capital Partners is required for the sale of any assets by USD or its subsidiaries, including us (other than sales in the ordinary course of business), acquisitions of securities of other entities that exceed specified materiality thresholds and any material unbudgeted expenditures or deviations from our approved budgets. Energy Capital Partners may make these decisions free of any duty to us and our unitholders. This approval would be required for the potential acquisition by us of any of USD’s projects, as well as any other projects or assets that USD may develop or acquire in the future or any third-party acquisition we may pursue independently or jointly with USD. Energy Capital Partners is under no obligation to approve any such transaction. Please refer to the discussion in Part III, Item 10. Directors, Executive Officers and Corporate Governance — Special Approval Rights of Energy Capital Partners of this Annual Report regarding the rights of Energy Capital Partners. If we are unable to acquire any projects to expand the Stroud Terminal from USD, such expansions may compete directly with our existing business for future throughput volumes, which may impact our ability to enter into new Terminal Services Agreements, including with our existing customers, following the expiration of our existing agreements, or the terms thereof, and our ability to compete for future spot volumes. Furthermore, cyclical changes in the demand for crude oil and other liquid hydrocarbons may cause USD, or us, to further re-evaluate any future expansion projects, including expansion of the Stroud Terminal.
COMPETITION
The energy-related logistics infrastructure business is highly competitive. The ability to secure additional agreements for rail terminal services is primarily based on the availability of alternative means of transportation, primarily pipelines, as well as the reputation, efficiency, flexibility, location, market economics and reliability of the services provided and pricing for those services.
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
SEASONALITY
The amount of throughput at our terminals is affected by the level of supply and demand for crude oil, refined products and biofuels, as well as, to a lesser extent, seasonality. Demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Production in Western Canada may be impeded by severe winter conditions that reduce production and volumes. However, many effects of seasonality on our revenues are substantially mitigated due to our terminal service agreements with our customers that include minimum monthly commitment fees, as well as our master fleet services agreement which requires our customer to pay a base monthly fee per railcar. Furthermore, because there are multiple end markets for the crude oil and biofuels handled at our terminals, the effect of seasonality otherwise attributable to one particular end market is mitigated.

IMPACT OF REGULATION
General
Our operations are subject to complex and frequently-changing federal, state, provincial and local laws and regulations regarding the protection of health, property and the environment, including laws and regulations that govern the handling and release of crude oil and other liquid hydrocarbon materials. Compliance with existing and anticipated environmental and safety laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate, and upgrade equipment and facilities. While these laws and regulations may affect our maintenance capital expenditures and net income or loss, customers typically place additional value on utilizing established and reputable third-party providers to satisfy their terminal and logistics needs. As a result, we expect increased regulations to provide opportunities for us to increase our market share in relation to customer-owned operations or smaller operators that lack an established track record of safety and environmental compliance.
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
In response to studies suggesting that emissions of CO2, methane and certain other gases may be contributing to warming of the Earth’s atmosphere, over 190 countries, including the United States and Canada where we operate, committed to a legally binding treaty to reduce GHG emissions, the terms of which were defined at the Paris climate conference in December 2015. President Biden and the Democratic Party, which has controlled Congress for the past two years, have identified climate change as a priority, and it is likely that new executive orders, regulatory action, and/or legislation targeting greenhouse gas emissions, or prohibiting, delaying or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. With the next Congress set to have a Republican-controlled House of Representatives, the prospects for additional federal legislation have dimmed significantly. However, the Biden administration likely will continue to proceed with executive and regulatory action.
During the first half of President Biden’s administration, Congress and the Executive branch have issued actions to address greenhouse gas emissions and oil and gas development. For example, in 2021 the EPA proposed updated Clean Air Act performance standards governing methane emissions from new and existing sources in the oil and gas sector. In 2022, EPA issued a supplemental notice proposing to increase emissions standards beyond the 2021 notice of proposed rulemaking and proposing requirements for additional sources not covered by the 2021 notice. Additionally, the Department of the Interior, or DOI, issued an order preventing staff from producing any new fossil fuel leases or permits without sign-off from a top political appointee, and President Biden issued a

“pause” on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. The leasing pause was challenged and was preliminarily enjoined by the U.S. District Court for the Western District of Louisiana. DOI resumed holding lease sales in compliance with the district’s court order. The United States appealed. The United States Court of Appeals for the Fifth Circuit vacated the preliminary injunction and remanded the case. On remand, the District Court issued a permanent injunction against the United States, preventing it from implementing the “pause pending further proceedings in the case. The DOI continues to hold lease sales in accordance with the injunction and the Inflation Reduction Act, subject to certain other court orders. DOI also issued a report on the federal oil and gas leasing program indicating that the Department would increase royalty and bonding rates, prioritize leases in areas with known resource potential, and avoid issuing leases where they may conflict with recreation, wildlife habitat, conservation efforts, and historical and cultural resources. Finally, DOI recently announced a proposed rule from the Bureau of Land Management to reduce methane releases from venting, and leaks from oil and gas production on public and tribal land.
Congress recently passed, and the President signed, the Inflation Reduction Act, which included spending provisions and voluntary programs focused on reducing greenhouse gas emissions. Congress allocated billions of dollars for renewable energy production and grid energy storage, electric vehicle incentives, reducing carbon emissions in the industrial and transportation sectors, and reducing methane emissions from the production and transportation of natural gas, among other programs.
The Supreme Court recently issued West Virginia v. EPA, or West Virginia, a significant decision curtailing agency authority to enact sweeping regulations without clear statutory authorization. In 2015, EPA issued the Clean Power Plan, which required coal and gas power plants either to reduce their production of electricity or to offset their production by subsidizing the generation of natural gas, wind, or solar energy. The issue in West Virginia was whether the Clean Air Act empowered EPA to transform the electric generation sector through the Clean Power Plan. The Court held that Congress had not delegated broad authority to EPA under the Clean Air Act to restructure the energy industry by requiring existing power plants to shift to different forms of energy production. In doing so, the Court reaffirmed the principle that agency action with vast economic and political significance requires a clear delegation from Congress. The Court’s application of the “major questions doctrine” indicates its commitment to limiting executive agencies’ regulation of particularly significant matters to circumstances where Congress clearly delegated such regulatory authority to the agency. The Court’s decision makes it much more difficult for agencies to justify extraordinary and far-reaching regulatory initiatives.
President Biden’s executive order also established climate change as a primary foreign policy and national security consideration, affirms that achieving net-zero greenhouse gas emissions by or before mid-century is a critical priority, affirms President Biden’s desire to establish the United States as a leader in addressing climate change generally, further integrates climate change and environmental justice considerations into government agencies’ decision making, and eliminates fossil fuel subsidies, among other measures. Additionally, some U.S. states are taking measures to reduce GHG emissions. For example, a coalition of over 20 governors of U.S. states formed the United States Climate Alliance to advance the objectives of the Paris treaty, and several U.S. cities have committed to advance the objectives of the Paris treaty at the state or local level. Increased costs associated with compliance with any future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows. In addition, climate change legislation and regulations may result in increased costs not only for our business but also for our customers, thereby potentially decreasing demand for our services. Decreased demand for our services may have a material adverse effect on our results of operations, financial condition and cash flows. Finally, many scientists believe that increasing concentrations of GHGs in the Earth’s atmosphere produce climate changes that can have significant physical effects, such as increased frequency and severity of storms, droughts and floods, as well as other climatic events. If any such effects were to occur, it is uncertain if they would have an adverse effect on our financial condition and results of operations.
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
We also currently own or lease properties where hydrocarbons are currently handled or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us, or on or under other locations where these wastes have been taken for disposal. These properties and wastes disposed thereon may be subject to CERCLA, the federal Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state and Canadian federal and provincial laws and regulations. Under these laws and regulations, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater), or to perform remedial operations to prevent future contamination. We have not been identified by any state or federal agency as a Potentially Responsible Party under CERCLA in connection with the transport and/or disposal of any waste products to third-party disposal sites.
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
The regulatory scope of the CWA has been in flux since 2015. In June 2015, the EPA and the Army Corps of Engineers, or Corps, revised the definition of “waters of the United States,” or WOTUS, in a manner which was widely viewed as expanding the jurisdictional reach of all Clean Water Act programs. The 2015 rule was the subject of litigation and various injunctions and never took effect nationwide. In 2019, the U.S. District Court for the Southern District of Georgia and the U.S. District Court for the Southern District of Texas each held the 2015 rule to be unlawful and remanded the rule to the agencies. In September 2019, the EPA and the Corps repealed this rule and in January 2020 finalized a revised WOTUS definition. The revised definition became effective in June 2020. The 2020 rule was the subject of litigation and was vacated by the U.S. District Court for the District of Arizona in August 2021 and the U.S. District Court for the District of New Mexico in September 2021. The EPA and the Corps currently are implementing the pre-2015 regulatory regime and have proposed to formally repeal the 2020 rule. The agencies have also indicated that they still intend to propose a wholly new definition of WOTUS, that takes into account stakeholder engagement and the experiences implementing the pre-2015 rule, the Obama-era Clean Water Rule, and the Trump-era Navigable Waters Protection Rule. Such proposed definition is likely to share similarities with the more-expansive definition from the 2015 rule.
The regulatory scope of the Clean Water Act, including any future new definition, will likely be influenced by the Supreme Court’s upcoming decision in Sackett v. EPA, concerning whether the CWA’s scope reaches certain wetlands deemed adjacent to a traditional navigable water or other water of the United States. The Supreme Court will decide the appropriate test for determining whether wetlands are “waters of the United States” under the CWA. The Court heard oral argument in October 2022, and a decision is expected by June 2023.
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
Endangered Species Act
The Endangered Species Act, or ESA, restricts activities that may affect endangered species or their habitats. While some of our facilities are in areas that may be designated as habitat for endangered species, we believe that we are in substantial compliance with the Endangered Species Act. However, the discovery of previously unidentified endangered species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area. Similar protections are in place for bald and golden eagles under the Bald and Golden Eagle Protection Act and for migratory birds under the Migratory Bird Treaty Act. DOI and the Department of Commerce have announced their intent to repeal regulations finalized during the Trump Administration that narrowed the definition of “habitat” under the ESA, set out the process for determining exclusions from critical habitat designations, and removed a provision stating that listing determinations are made without reference to possible economic or other impacts of such determination. As of June 2022, DOI has proposed a rule removing language from the regulations that restricts the introduction of experimental populations to only the species’ “historical range” to allow for the introduction of populations into habitats outside of their historical range for conservation purposes. This proposed rule would expand the definition of “habitat” under the ESA. The public comment period closed in August 2022.

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
In May 2015, the DOT, in coordination with Transport Canada, finalized new rail safety rules. The final rule includes more stringent and new construction standards for rail tank cars constructed after October 1, 2015. The final rule also creates a new North American tank car standard known as the DOT Specification 117 (DOT-117) with thicker steel and redesigned bottom outlet valves, among other improvements, over the DOT-111 tank car. In addition, the final rule includes mandates for using electronically controlled pneumatic braking systems and for performing routing analyses and imposes speed limits based on population centers, age of tank cars and types of petroleum-based products.
In February 2019, PHMSA, in cooperation with the Federal Railroad Association, issued a final rule that requires railroads to develop and submit Comprehensive Oil Spill Response Plans for route segments traveled by High Hazard Flammable Trains, or HHFTs.
In subsequent years there have been additional modifications to these regulations and we continuously monitor the railcar regulatory landscape and remain in close contact with railcar suppliers and other industry stakeholders to stay informed of railcar regulation rulemaking developments. Given the current railcar design compliance requirements and timelines outlined in the most recent Transport Canada and DOT rules, we do not anticipate a material impact to our ability to transport crude oil under our existing contracts. If future rulemakings result in more stringent design requirements and compressed compliance timelines, then our ability to transport these volumes could be affected by a delay in the railcar industry’s ability to provide adequate railcar modification repair services. Our customers may not have access to a sufficient number of compliant cars to transport the required volumes under our existing contracts. This may lead to a decrease in revenues and other consequences. DOT and Transport Canada have also required operators to take certain precautions relating to rail routing, and mandated reductions in train speed and the implementation of new braking technology, to address rail safety concerns.
 Certain of the railroads serving our terminals have in the past and are currently considering imposing tariffs, fees or other limitations on the utilization of older railcar designs. These tariffs, fees and limitations could have the effect of imposing limits on the use of railcars that are more stringent than current regulatory standards, and could reduce the size of the overall railcar fleet available to be loaded at our terminals and increase the costs of obtaining usable railcars. Similar to other industry participants, compliance with existing and any additional environmental laws and regulations, or the imposition of additional tariffs, fees or limitations on the transportation of crude oil in certain railcars or all railcars by the railroads, could increase our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities, or the costs of our customers, which may reduce the attractiveness of rail transportation and limit our ability to extend existing agreements or attract new customers. Our master fleet services agreement generally obligates our customer to pay for modifications and other required repairs to our leased and managed railcar fleet. However, we cannot assure that we will be able to successfully pass all such regulatory costs on to our customer.
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
We are subject to regulation by the DOT under the Hazardous Liquid Pipeline Safety Act of 1979, or the HLPSA. The HLPSA delegated to DOT the authority to develop, prescribe, and enforce minimum federal safety standards for the transportation of hazardous liquids by pipeline. Congress also enacted the Pipeline Safety Act of 1992, or the PSA, which added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, required that regulations be issued to define the term “gathering line” and that safety standards for certain “regulated gathering lines” be established, and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in High Consequence Areas, or HCAs, defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In 1996, Congress enacted the Accountable Pipeline Safety and Partnership Act, or the APSPA, which limited the operator identification requirement mandate to pipelines that cross a waterway where a substantial likelihood of commercial navigation exists, required that certain areas where a pipeline rupture would likely cause permanent or long-term environmental damage be considered in determining whether an area is unusually sensitive to environmental damage, and mandated that regulations be issued for the qualification and testing of certain pipeline personnel. In the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, or the PIPES Act, Congress required mandatory inspections for certain U.S. crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquid pipelines and pipeline control room management. We are also subject to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which reauthorized funding for federal pipeline safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 reauthorized the federal pipeline safety programs of PHMSA through September 2019. The Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020 was passed in December 2020 as part of the Consolidated Appropriations Act, 2021, appropriating funds through 2023.
PHMSA administers compliance with these statutes and has promulgated comprehensive safety standards and regulations for the transportation of hazardous liquids by pipeline, including regulations for the design and construction of new pipeline systems or those that have been relocated, replaced or otherwise changed; pressure testing of new pipelines; operation and maintenance of pipeline systems, establishing programs for public awareness and damage prevention, and managing the operation of pipeline control rooms; protection of steel pipelines from the adverse effects of internal and external corrosion; and integrity management requirements for pipelines in HCAs. PHMSA published its final safety standards for hazardous liquid pipelines, as well as rules for gas transmission pipelines, including maximum allowable operating pressure reconfirmation (for pipelines constructed before 1970) and records rules in October 2019, which became effective July 1, 2020. Also in September 2019, PHMSA finalized enhanced emergency order procedures allowing the agency to issue an emergency order which may impose emergency restrictions, prohibitions, or other safety measures on owners and operators of gas or hazardous liquid pipeline facilities. In August 2022, PHMSA issued a final rule revising the Federal Pipeline Safety Regulations. The rule clarifies integrity management provisions, increases gas transmission pipeline corrosion control requirements, requires operators to inspect pipelines following extreme weather events, strengthens integrity management assessment requirements, adjusts the repair criteria for high-consequence areas, creates new repair criteria for non-high consequence areas, and revises related definitions. The rule takes effect on May 23, 2023.
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
Crude Oil Pipeline Rate Regulation
The rates we charge for use of our dedicated crude oil pipeline are subject to regulation by various federal, state and local agencies. FERC regulates the transportation of crude oil on our dedicated Casper and Stroud pipelines under the Interstate Commerce Act, or ICA, Energy Policy Act of 1992, or EPAct 1992, and the rules and regulations promulgated under those laws. FERC regulations require that rates charged by pipelines that provide transport services in interstate or foreign commerce for crude oil and refined petroleum products, or collectively referred to as petroleum pipelines, and certain other liquids be just and reasonable, not unduly discriminatory, and not confer any undue preference upon any shipper. FERC regulations also require interstate common carrier petroleum pipelines to file with FERC and publicly post tariffs stating their transportation rates and terms and conditions of service. Under the ICA, FERC or interested persons may challenge existing or changed rates or services. FERC is authorized to investigate such charges and may suspend the effectiveness of a new rate for up to seven months. A successful rate challenge could result in a common carrier paying refunds together with interest for the period that the rate was in effect. FERC may also order a pipeline to change its rates and may require a common carrier to pay shippers reparations for damages sustained for a period up to two years prior to the filing of a complaint.
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
In July 2016, the United States Court of Appeals for the District of Columbia Circuit decided in United Airlines, Inc., et al. v. FERC, finding that FERC had acted arbitrarily and capriciously when it did not demonstrate that permitting an interstate petroleum products pipeline organized as a master limited partnership, or MLP, to include an income tax allowance in the cost of service underlying its rates, in addition to the discounted cash flow return on equity, would not result in the pipeline partnership owners double-recovering their income taxes. The court vacated FERC’s order and remanded to FERC for reconsideration. On March 15, 2018, FERC issued a Revised Policy Statement on Treatment of Income Taxes in which FERC found that permitting an MLP to recover from such an arrangement would constitute an impermissible double recovery. Accordingly, FERC, stated that it would no longer permit an MLP pipeline to recover an income tax allowance in its cost of service. FERC stated it will address the application of the United Airlines decision to non-MLP partnership forms as those issues arise in subsequent proceedings. Further, FERC stated that it will incorporate the effects of the post-United Airlines policy changes and the Tax Cuts and Jobs Act of 2017 on industry-wide crude oil pipeline costs in the 2020 five-year review of the crude oil pipeline index level. FERC will also apply the revised Policy Statement and the Tax Cuts and Jobs Act of 2017 to initial crude oil pipeline cost-of-service rates and cost-of-service rate changes on a going-forward basis under FERC’s existing ratemaking policies, including cost-of-service rate proceedings resulting from shipper-initiated complaints. On July 18, 2018, FERC dismissed requests for rehearing and clarification of the March 15, 2018 Revised Policy Statement, but provided further guidance, clarifying that a pass-through entity will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double recovery of investors’ income tax costs. In connection with an appeal regarding the order, the United States Court of Appeals for the District of Columbia Circuit upheld FERC’s position.
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
HUMAN CAPITAL RESOURCES
We are managed and operated by the board of directors and executive officers of USD Partners GP LLC, our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner. Our general partner and its affiliates have approximately 85 employees, approximately 55 of whom performed services for our operations during 2022. We believe that our general partner and its affiliates have a satisfactory relationship with those employees.
Our general partner and its affiliates believe employees are among their most important resources and are critical to the continued success of their and our businesses. Our general partner and its affiliates are focused on attracting and retaining high quality talent by providing fair and market-competitive pay, which includes base pay as well as both short and long-term incentives. Our general partner and its affiliates also offer employees a competitive benefits package, which includes among others, health insurance, paid time off, and a 401(k) savings plan with employee contribution matching. Our general partner and its affiliates manage current and future leadership needs by employing a succession planning process that is reviewed annually by the Board, or its delegates. A review of progress in attracting and developing diverse candidates at all levels is part of that process. During fiscal years 2022 and 2021, the voluntary attrition rate for employees that are employed by our general partner and its affiliates was approximately 5% and 6%, respectively.
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
We generate the vast majority of our operating cash flow in connection with providing terminalling services at our crude oil terminals. All of the contracted capacity at our crude oil terminals is contracted under multi-year, take-or-pay Terminal Services Agreements. A sustained reduction in the prices of crude oil and other commodities could have a material adverse effect on our customers’ businesses. In particular, oil sands production in Canada is particularly susceptible to decline as a result of long-term reductions in the price of crude oil due to its relatively high production costs. As a result, some of our customers may have material financial or liquidity issues or may, as a result of operational incidents or other events, be disproportionately affected as compared to larger or better-capitalized companies. Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders. In addition, liquidity issues resulting from lower crude oil prices could lead our customers to go into bankruptcy or could encourage them to seek to repudiate, cancel, renegotiate or fail to renew their agreements with us for various reasons. We expect our exposure to concentrated risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively limited number of customers for a substantial portion of our revenue.
As discussed below, if we were unable to renew our contract with one or more of our customers, including customers at our Hardisty, Stroud or Casper terminals, on favorable terms, we may not be able to replace this contracted cash flow in a timely fashion, on favorable terms or at all. For example, to date we have been unable to replace the revenue generated by the contracts that expired at the Hardisty Terminal and Stroud Terminal on June 30, 2022, as discussed below.
Our contracts are subject to termination at various times, which creates renewal risks.
We provide terminalling services for liquid hydrocarbons and biofuels under contracts with terms of various durations and renewal. At the end of June 2022, contracts representing approximately 26% of our Hardisty Terminal’s capacity and the remaining contracted capacity at the Stroud Terminal expired. Approximately 54% of the combined Hardisty Terminal’s capacity is contracted through June 30, 2023; approximately 31% is contracted through January 2024; and approximately 17% is contracted through mid-2031. Of the two terminal agreements at our West Colton Terminal, the ethanol agreement that represents approximately 35% of the West Colton terminal’s capacity expires in December 2026, and the renewable diesel agreement that represents approximately 46% of the West Colton terminal’s capacity expires in November 2026. One of our Terminal Services Agreements with our Casper Terminal customers expired in December 2022 and the other was renewed and expires December 31, 2023.
As these contracts have expired or will expire, we will have to negotiate extensions or renewals with existing customers or enter into new contracts with other customers, which we might not be able to do on favorable commercial terms, if at all. We have been unable to enter into new contracts to replace the expired contracts at the Casper Terminal, Stroud Terminal and Hardisty Terminal that are described above. We also may be unable to maintain the economic structure of a particular contract with an existing customer or maintain the overall mix of our contract portfolio if, for example, prevailing crude oil prices and the associated spreads between different grades of crude oil remain at levels, or decline below levels, where transportation of crude oil by rail is economic. Depending on prevailing market conditions at the time of a contract renewal, customers with fee-based contracts may desire to enter into contracts under different fee or term arrangements, including lower rate structures, or may seek to purchase such capacity on an uncommitted basis. To the extent we are unable to renew our existing contracts on terms that are favorable to us or experience a further delay in doing so, or are unable to successfully manage our overall contract mix over time, or replace lost revenue upon changes in contract terms (including those in connection with the DRU project), our revenue and cash flows could decline and both our ability to make cash distributions to our unitholders and our ability to remain in compliance with the covenants under our Credit Agreement could be materially and adversely affected. Our ability to refinance our outstanding indebtedness or extend the maturity date of our Credit Agreement may be negatively impacted to the extent we are unable to renew, extend or replace the customer agreements that have expired or will expire at the Hardisty and Stroud Terminals in the near term.
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
Our business, including our ability to grow our business through the contracting and development of new terminals, as well as our ability to secure renewals or extensions of agreements with customers at our existing terminals, depends on the continued development, production and demand for crude oil and other liquid hydrocarbons from our existing markets, as well as other areas unserved or underserved by existing alternative transportation solutions. The willingness of exploration and production companies to develop and produce crude oil in particular producing regions in Canada and the United States depends largely on their ability to conduct these activities profitably, which in turn depends largely upon the markets for and prices of crude oil and other commodities. A sustained reduction in the prices of crude oil could have a material adverse effect on our business. For example, our business was negatively impacted by the depressed commodity pricing environment at the height of the COVID-19 pandemic in 2020. The factors impacting the prices of crude oil and other commodities include the supply of and demand for these commodities, which fluctuate with changes in market and economic conditions, and other factors, including:
•worldwide and regional economic conditions, including inflationary pressures, further increases in interest rates or a general slowdown in the global economy;
•worldwide and regional political events, including actions taken by foreign oil producing nations (including the invasion of Ukraine by Russia and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);
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
The prices of crude oil and related products remain volatile and subject to the influence of many global factors, such as the Organization of the Petroleum Exporting Countries, or OPEC, policy, the balance of supply versus demand for those products in various markets and geopolitical risks. For example, the ongoing conflict, and the continuation of, or any increase in the severity of, the conflict between Russia and Ukraine, has led and may continue to lead to an increase in the volatility of global oil and gas prices. Our terminals primarily transport crude oil produced from the Canadian oil sands, which are considered to have relatively high production costs. Exploration and production companies operating in the Canadian oil sands have reduced, and may further reduce, capital spending for expansion projects designed to increase crude oil production. Declines in crude oil prices for a prolonged period of time have resulted in and may in the future result in further reductions in capital spending by our customers, which could decrease the likelihood that our existing customers would renew their contracts with us at current prices or at all, reduce the opportunities for us to grow our assets and otherwise have a material adverse impact on our business and results of operations.
The dangers inherent in our operations could cause disruptions and expose us to potentially significant losses, costs or liabilities and reduce our liquidity. We are particularly vulnerable to disruptions in our operations because most of our operations are concentrated at our crude oil terminals.
Our operations are subject to significant hazards and risks inherent in transporting and storing crude oil, intermediate products and refined products. These hazards and risks include, but are not limited to, natural disasters, (occurrences of which may increase in frequency and severity as a result of climate change), fires, explosions, pipeline or railcar ruptures and spills, third-party interference and mechanical failure of equipment at our terminals, any of which could result in disruptions, pollution, personal injury or wrongful death claims and other damage to our properties and the property of others. There is also risk of mechanical failure and equipment shutdowns both in the normal course of operations and following unforeseen events. Because the vast majority of our cash flow is generated from operations conducted at our crude oil terminals, any sustained disruption at any of these terminals, the Gibson storage terminal, which is the source of all of the crude oil handled by our Hardisty Terminal, the Express pipeline, which is the primary source of the crude oil handled by the Casper Terminal, or the Cushing hub and pipelines feeding into or out of the Cushing hub, which is the destination of the crude oil handled by the Stroud Terminal, would have a material adverse effect on our business, financial condition, results of operations and cash flows and, as a result, our ability to make distributions to our unitholders.
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
We generate the vast majority of our operating cash flow in connection with providing terminalling services at our crude oil terminals. All of the contracted capacity at our crude oil terminals is contracted under multi-year, take-or-pay Terminal Services Agreements, which, in the case of our Hardisty Terminal, some of the contracted capacity is subject to inflation-based rate escalators. Our Terminal Services Agreement at our Casper Terminal is not subject to inflation-based rate escalators. Any inflation-based escalators in our Terminal Services Agreements may be insufficient to compensate for increases in our costs. We experienced higher costs in 2022 due to inflation, some of which might not have been sufficiently covered by the inflation-based rate escalators that exist in certain of our agreements. Additionally, some customers’ obligations under their agreements with us may be temporarily suspended upon the occurrence of certain events, some of which are beyond our control, or may be terminated in the case of uninterrupted force majeure events of over one year wherein the supply of crude oil is curtailed or cut off. Force majeure events may include (but are not limited to) revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, pandemics (including the COVID-19 pandemic), explosions, mechanical or physical failures of our equipment or facilities of our customers, or any cause or causes of any kind or character (except financial) reasonably beyond the control of the party failing to perform. If either the escalation of fees under the Terminal Services Agreements at our terminals is insufficient to cover increased costs or if any customer suspends or terminates its contracts with us, our profitability and ability to make quarterly distributions to our unitholders could be materially and adversely affected.
Exposure to currency exchange rate fluctuations will result in fluctuations in our cash flows and operating results.
Currency exchange rate fluctuations have had and could continue to have an adverse effect on our results of operations. A substantial portion of the cash flows from our current assets are generated in Canadian dollars, but we intend to make distributions to our unitholders in U.S. dollars. As such, a portion of our distributable cash flow will be subject to currency exchange rate fluctuations between U.S. dollars and Canadian dollars. For example, if the Canadian dollar weakens significantly, the corresponding distributable cash flow in U.S. dollars could be less than what is necessary to pay our minimum quarterly distribution.

A significant strengthening of the U.S. dollar relative to other currencies has resulted in, and could continue to result in an increase in our financing expenses and could materially affect our financial results under generally accepted accounting policies, or GAAP. In addition, because we report our operating results in U.S. dollars, changes in the value of the U.S. dollar also result in fluctuations in our reported revenues and earnings. In addition, under GAAP, all foreign currency-denominated monetary assets and liabilities such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable and capital lease obligations are revalued and reported based on the prevailing exchange rate at the end of the reporting period. This revaluation may cause us to report significant non-monetary foreign currency exchange gains and losses in certain periods.
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
The impact and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, could have a material adverse effect on our business, financial condition and results of operations.
Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, and fear of such events have adversely impacted and may continue to adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services. Other effects of the pandemic include and may continue to include, significant volatility and disruption of the global financial markets; continued volatility of crude oil prices and related uncertainties around OPEC+ production; disruption of our operations; impact to costs; loss of workers; labor shortages; supply chain disruptions or equipment shortages; logistics constraints; customer demand for our services and industry demand generally; our liquidity; the price of our securities and trading markets with respect thereto; our ability to access capital markets; asset impairments and other accounting changes; certain of our customers experiencing bankruptcy or otherwise becoming unable to pay vendors, including us; and employee impacts from illness, travel restrictions, including border closures and other community response measures. The extent to which our business operations and financial results continue to be affected depends on various factors beyond our control, such as the duration, severity and sustained geographic resurgence of the COVID-19 virus; the emergence, severity and spread of new variants of the virus; the impact and effectiveness of governmental actions to contain and treat such outbreaks, including government policies and restrictions; vaccine hesitancy, vaccine mandates, and voluntary or mandatory quarantines; and the global response surrounding such uncertainties.
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
These and similar risks could result in substantial costs due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other damage. These risks may also result in curtailment or suspension of our operations. A natural disaster or other hazard affecting the areas in which we operate could also have a material adverse effect on our operations. The projected severe effects of climate change have the potential to directly affect our facilities and operations and those of our customers, which could result in more frequent and severe disruptions to our business and those of our customers, increased costs to repair damaged facilities or maintain or resume operations, and increased insurance costs. We are not fully insured against all risks inherent in our business. In addition, although we are insured for environmental pollution resulting from environmental accidents that occur on a sudden and accidental basis, we may not be insured against all environmental accidents that might occur, some of which may result in claims for remediation, damages to natural resources or injuries to personal property or human health. If a significant accident or event occurs for which we are not fully insured, it could adversely affect our operations and financial condition. Furthermore, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates, particularly following a significant accident or event for which we seek insurance. As a result of market conditions, premiums and deductibles for certain of our insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage.
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
Furthermore, even if we do consummate acquisitions that we believe will be accretive, we may not realize the intended benefits, and the acquisition may in fact result in a decrease in cash flow, including our acquisition of Hardisty South from USD in April 2022. Any acquisition, including the integration of any such acquisition, involves potential risks, including, among other things:
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
Pursuant to our cash distribution policy we intend to distribute most of our available cash, as that term is defined in our partnership agreement, to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we intend to distribute most of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement or our Credit Agreement on our ability to issue additional units, including units ranking senior to the common units as to distribution or liquidation, and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such additional units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash available to distribute to our unitholders.
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
•our ability to acquire new customers and retain existing customers, including our ability to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals;
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

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:
•restrictions on cash distributions to our partners contained in our debt agreements, including increased restrictions in connection with debt ratio covenant relief under our Credit Agreement obtained in January 2023;
•the level and timing of capital expenditures we make;
•the cost of acquisitions, if any;
•our debt service requirements and other liabilities;
•our requirements to pay distribution equivalents on Phantom Units pursuant to the terms of the awards granted under our First Amendment to the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, or the Amended LTIP Plan,
•fluctuations in our working capital needs;
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
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute quarterly at least $0.2875 per unit on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. However, the board may change such policy at any time at its discretion and the board re-evaluates our distribution policy on a quarterly basis, taking into consideration updated commercial progress, including our ability to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals, and our compliance with the covenants under the Credit Agreement, as well as recent changes to the market. Beginning in the first quarter of fiscal 2020, the board of directors of our general partner reduced the quarterly dividend to $0.111 per unit, or $0.444 per unit on an annualized basis, 70% below the distribution with respect to the fourth quarter of 2019. In 2022, the board of directors increased these amounts to $0.1235 per unit or $0.494 per unit on an annualized basis, still substantially reduced from 2019. Additionally, members of our general partner’s board of directors appointed by Energy Capital Partners, if any, must approve any distributions made by us. Our partnership agreement does not require us to pay distributions at all and our general partner’s board of directors has broad discretion in setting the amount of cash reserves each quarter. Investors are cautioned not to place undue reliance on the permanence of our cash distribution policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders. The amount of distributions we make and the decision to make any distribution is determined by the board of directors of our general partner as well as the members of our general partner’s board of directors appointed by Energy Capital

Partners, whose interests may differ from those of our common unitholders. Our general partner has limited duties to our unitholders, which may permit it to favor its own interests or the interests of our sponsor or its affiliates to the detriment of our common unitholders.
Our general partner’s discretion in establishing cash reserves may reduce the amount of distributable cash flow to unitholders.
Our partnership agreement requires our general partner to deduct from operating surplus cash reserves that it determines are necessary to fund our future operating expenditures. In addition, our partnership agreement permits the general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party (including our Credit Agreement), or to provide funds for future distributions to partners. These cash reserves will affect the amount of distributable cash flow to unitholders.
Risks Related to our Indebtedness and Ability to Raise Additional Capital
Restrictions in our Credit Agreement could adversely affect our business, financial condition, results of operations, ability to make distributions to unitholders and value of our common units and our inability to maintain covenant compliance or refinance our Credit Agreement before its maturity would have a material adverse effect on our business.
We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations under our Credit Agreement and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our Credit Agreement and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders. Our Credit Agreement limits our ability to, among other things:
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
Our Credit Agreement also includes covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. Beginning January 31, 2023 and continuing through maturity, our ability to make distributions, other restricted payments and investments will be more limited than prior to closing the amendment to our Credit Agreement if our Consolidated Net Leverage Ratio (as defined in our Credit Agreement), pro forma for such distribution, other restricted payment or investment, exceeds 4.5x, or our pro forma liquidity is less than $20 million.
In addition, if we are unable to maintain our existing revenues and cash flows, particularly in connection with the potential renewal or extension of our existing take or pay agreements, we may be required to reduce our indebtedness or fall out of compliance with one or more of the ratios or tests under our Credit Agreement, which could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable along with triggering the exercise of other remedies. If the amounts outstanding under our Credit Agreement were to be accelerated, we could face substantial liquidity problems, might be required to dispose of material assets or operations to meet our obligations and we could be forced into bankruptcy or liquidation.
The provisions of our Credit Agreement may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions.
Our ability to refinance our Credit Agreement before its maturity in November 2023 is not certain and raises substantial doubt about our ability to continue as a going concern. This ability depends on, among other factors, our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control.
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
If we cannot refinance or extend the Credit Agreement before its maturity, we could face substantial liquidity problems, might be required to dispose of material assets or operations to meet our obligations, issue equity and use the proceeds to pay down on our Credit Agreement and we could be forced into bankruptcy or liquidation.
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
In September 2014 Energy Capital Partners made a significant investment in USD. However, to date, Energy Capital Partners has not provided any additional direct or indirect financial assistance to USD since its 2014 investment. Furthermore, Energy Capital Partners must approve any issuances of additional equity by us, and its determination may be made free of any duty to us or our unitholders, and members of our general partner’s board of directors appointed by Energy Capital Partners must approve the incurrence by us or refinancing of our indebtedness outside of the ordinary course of business, which may limit our flexibility to obtain financing and to pursue other business opportunities.

Our existing debt and any additional debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.
As of December 31, 2022, we had $215.0 million of outstanding borrowings under our Credit Agreement. We have the ability to incur additional debt, including up to $275.0 million under our existing Credit Agreement. Our level of indebtedness could have important consequences for us, including the following:
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
At any time, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such limited partner interests. Further, neither our partnership agreement nor our Credit Agreement prohibits the issuance of equity securities that may effectively rank senior to our common units as to distributions or liquidations. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:
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
Under the RFS, EPA sets annual volume obligations, or RVOs, that oil refiners must meet either by blending biofuels into conventional transportation fuel or purchasing credits, known as Renewable Identification Numbers or RINs, through a trading market sufficient to satisfy their annual obligation. Among other factors, supply and demand for transportation fuel as well as the levels of renewable volumes set by EPA affect the market price of biofuel and RINs. On July 1, 2022, EPA issued its final RVOs for compliance years 2020, 2021 and 2022. On December 1, 2022, EPA announced a proposed rule to established RVOs for 2023, 2024 and 2025. The proposed volume obligations increase over those three years. EPA held a public hearing on January 10-11, 2023 for the proposed rule, and the comment period closed on February 10, 2023. EPA anticipates taking final action on the proposal by June 2023. EPA also recently denied 69 pending exemption petitions submitted by small refineries for economic hardship waivers from annual RVO requirements. EPA’s continued implementation of the program along with supply and demand for transportation fuel will continue to affect the price of biofuel, including renewable diesel, and the price RINs.
Our business could be adversely affected if service on the railroads is interrupted or if more stringent regulations are adopted regarding railcar design or the transportation of crude oil by rail.
We do not own or operate the railroads on which crude oil carrying railcars are transported; however, we do manage a railcar fleet that is subject to regulations governing railcar design and manufacture. The volume of crude oil and liquid hydrocarbons transported in North America by rail has increased substantially in prior years. High-profile accidents involving crude oil carrying trains in recent years, in conjunction with increased use of rail transportation, have raised concerns about the environmental and safety risks associated with crude oil transport by rail and railcar design.
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
Moreover, any disruptions in the operations of railroads, including those due to shortages of railcars or qualified personnel, weather-related problems, flooding, drought, accidents, worldwide health events including the recent coronavirus outbreak, mechanical difficulties, strikes, lockouts or bottlenecks, could adversely impact our customers’ ability to move their products and, as a result, could affect our business. For example, the recent contract dispute between railroads and some of the industry’s major unions threatened a rail shutdown with the potential for national economic consequences. To avoid a strike, on November 30, 2022, the House passed a bill that would force unions to adopt an earlier labor agreement. On December 1, 2022, the Senate passed its version of the bill. On December 2, 2022, President Biden signed the bill into law, averting a strike.
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
In addition, these laws and regulations, and the interpretation or enforcement thereof, are subject to frequent change by regulatory authorities and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. For example, see Item 1. Business—Impact of Regulations—Climate Change in this Annual Report for information about certain actions the Biden Administration has taken targeting greenhouse gas emissions. Violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions and construction bans or delays.
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
In 2022, Congress passed the Inflation Reduction Act, which focused significantly on reducing GHG emissions. The IRA seeks to achieve these reductions by encouraging a shift towards the manufacturing and consumption of renewable energy across all sectors of the economy—especially in the industrial and transportation sectors. The IRA allocated: $161 billion for clean energy tax credits; $40 billion for air pollution, hazardous materials, transportation and infrastructure; $37 billion for individual clean energy incentives; $37 billion for clean manufacturing tax credits; $36 billion for clean fuel and vehicle tax credits; $35 billion for conservation, rural development, and forestry; $27 billion for building efficiency, electrification, transmission, industrial, and DOE grants and loans; and $14 billion for other energy and climate spending programs. The IRA authorized EPA to administer additional voluntary, incentive based programs to achieve GHG emissions reductions; it did not grant EPA additional regulatory authority to impose GHG emissions limits beyond EPA’s existing authority under the Clean Air Act.
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
Independent of Congress, the EPA has adopted regulations to address GHG emissions under its existing CAA authority. For example, in 2012, EPA issued performance standards governing emissions of Volatile Organic Compounds (VOCs) from new sources in the oil and gas sector. EPA revised these regulations in 2016 to govern methane. In 2020, EPA repealed key components of the 2016 rule, but those revisions were reversed by Congress in 2021 through the passage of a Congressional Review Act Resolution of Disapproval that was signed by President Biden in June 2021. EPA has continued to implement the 2016 rule and has recently proposed updated regulations governing methane emissions from new and existing sources in the oil and gas sector. In 2021, EPA proposed updated Clean Air Act performance standards governing methane emissions from new and existing sources in the oil and gas sector. In 2022, EPA issued a supplemental notice proposing to increase emissions standards beyond the

2021 proposal and proposing requirements for additional sources not covered by the 2021 notice. The notice specifically identifies oil and natural gas operations as the nation’s largest industrial source of methane, as well as a leading source for other air pollutants such as smog-forming VOCs and benzene. EPA estimates that, in 2030, the standards in its supplemental proposal (if finalized) would reduce methane emissions from covered sources by 87 percent below 2005 levels. Additionally, DOI recently announced a proposed rule from the Bureau of Land Management to reduce methane releases from venting, flaring, and leaks from oil and gas production on public and tribal land.
EPA has also regulated GHG emissions from motor vehicles. In 2009, the EPA adopted rules regarding regulation of GHG emissions from new light duty motor vehicles, which it later made more stringent in 2012 and maintained in 2016. In 2020, EPA finalized GHG standards for model years 2021-26 that were less stringent than those finalized in 2012 and 2016. In December 2021, EPA finalized revised GHG standards for model years 2023-26 to make them more stringent. In parallel, the National Highway Traffic Safety Administration, or NHTSA, has proposed more stringent Corporate Average Fuel Economy, or CAFE, standards for model years 2024-26. On March 14, 2022, EPA also reversed a prior decision and allowed California to once again set its own, more-stringent GHG standards for new motor vehicles under section 209 of the Clean Air Act, which would apply in California and roughly a dozen other states that have adopted California’s standards. Similarly, on December 31, 2021, NHTSA issued a final rule withdrawing regulations issued during the Trump Administration that preempted California’s authority to set more-stringent GHG standards for new motor vehicles.
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
EPA has attempted to regulate GHGs from the coal and gas-fired electric generating sector. In October 2015, the EPA finalized the Clean Power Plan, or CPP, which imposed additional obligations on the coal and gas-fired electric generating sector to reduce GHG emissions and which generally promoted a reduction in the demand for fossil fuels. CPP was challenged and was stayed by the U.S. Supreme Court before its effective date. Subsequently, the EPA concluded it lacked legal authority to issue CPP, repealed it, and replaced it with the Affordable Clean Energy rule, or ACE. In January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the EPA’s repeal and replacement of the CPP. The Supreme Court agreed to hear an appeal of this decision and issued its opinion in West Virginia v. EPA in June 2022. The decision curtailed agency authority to enact sweeping regulations without clear statutory authorization. The issue in West Virginia was whether the Clean Air Act empowered EPA to transform the electric generation sector through the Clean Power Plan. The Court held that Congress had not delegated broad authority to EPA under the Clean Air Act to restructure the energy industry by requiring existing power plants to shift to different forms of energy production. In doing so, the Court reaffirmed the principle that agency action with vast economic and political significance requires a clear delegation from Congress. The Court’s application of the “major questions doctrine” indicates its commitment to limiting executive agencies’ regulation of particularly significant matters to circumstances where Congress clearly delegated such regulatory authority to the agency. The Court’s decision makes it much more difficult for agencies to justify extraordinary and far-reaching regulatory initiatives.
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
Scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations. For example, the projected severe effects of climate change have the potential to directly affect our facilities and operations and those of our customers, which could result in more frequent and severe disruptions to our business and those of our customers, increased costs to repair damaged facilities or maintain or resume operations, and increased insurance costs. In addition, there have been increasing efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors.
The implementation of derivative regulations could have an adverse effect on our ability to use derivative contracts to reduce the effect of foreign exchange, interest rate and other risks associated with our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. Although the U.S. Commodity Futures Trading Commission and the other relevant regulators have finalized most of the regulations under the Dodd-Frank Act, they continue to review and refine initial rulemakings through additional interpretations and supplemental rulemakings. As a result, it is not possible at this time to predict the ultimate effect of the rules and regulations on our business and while most of the regulations have been adopted, any new regulations or modifications to existing regulations may increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter and reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on us, our financial condition, our results of operations and our cash flows.
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
USD indirectly owns a 51.9% limited partner interest as of December 31, 2022, and indirectly owns and controls our general partner, which owns a non-economic general partner interest in us. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is not adverse to the best interests of its owner, USD. Conflicts of interest may arise between USD and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including USD, over the interests of our common unitholders. These conflicts include, among others, the following situations:
•neither our Third Amended and Restated Agreement of Limited Partnership of USD Partners LP, or our partnership agreement, nor any other agreement requires USD to pursue a business strategy that favors us, and the directors and officers of USD have a fiduciary duty to make these decisions in the best interests of the members of USD. USD may choose to shift the focus of its investment and growth to areas not served by our assets;
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
•our general partner may cause us to borrow funds in order to permit the payment of cash distributions;
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
•our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates; and
•our general partner decides whether to retain separate counsel, accountants or others to perform services for us.
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
Neither our partnership agreement nor the Omnibus Agreement prohibits USD or any other affiliates of our general partner or Energy Capital Partners or its affiliates from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, USD and other affiliates of our general partner, and Energy Capital Partners and its affiliates may acquire, construct or dispose of additional midstream infrastructure in the future without any obligation to offer us the opportunity to purchase any of those assets. For example, USD Group LLC currently owns the right to construct and further develop the West Colton Terminal as it relates to renewable diesel opportunities as well as the Stroud Terminal as it relates to all future terminalling services opportunities. If we are unable to acquire these facilities from USD Group LLC, these expansions may compete directly with our West Colton and Stroud Terminals for future throughput volumes, which may impact our ability to enter into new Terminal Services Agreements, including with our existing customers, following the termination of our existing agreements or the terms thereof and our ability to compete for future spot volumes. As a result, competition from USD and other affiliates of our general partner could materially adversely impact our results of operations and distributable cash flow to unitholders.
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
Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under the Omnibus Agreement, our general partner determines the amount of these expenses. Under the terms of the Omnibus Agreement we are required to reimburse USD for providing certain general and administrative services to us. Our general partner and its affiliates also may provide us other services for which we will be charged fees. Payments to our general partner and its affiliates are substantial and reduce the amount of distributable cash flow to unitholders. For the twelve months ending December 31, 2023, we estimate that the fixed fee portion of these expenses will be approximately $3.5 million, which includes, among other items, compensation expense for all employees required to manage and operate our business. For a description of the cost reimbursements to our general partner, please read the discussion under Part II, Item 8. Financial Statements and Supplementary Data, Note 13. Transactions with Related Parties in this Annual Report regarding reimbursements to our general partner under the Omnibus Agreement.
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
The unitholders are unable initially to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner. At December 31, 2022, our general partner and its affiliates own 51.9% of the limited partnership interests entitled to vote in this matter (excluding any common units held by our officers, directors, employees and certain other persons affiliated with us).
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
USD Group LLC held 17,308,226 common units at December 31, 2022. We have agreed to provide USD Group LLC with certain registration rights. USD Group LLC and its affiliates may sell, transfer or pledge as security all or some of the units held by them without any duty to us. Such sale of units in the public or private markets, or pledging or transfer of units, could have an adverse impact on the price of the common units. At December 31, 2022, a value of up to $10.0 million of these common units were subject to a negative pledge supporting USDG’s revolving line of credit for working capital.
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
Notwithstanding our treatment for U.S. federal income tax purposes, we are subject to certain non-U.S. taxes. If a taxing authority were to successfully assert that we have more tax liability than we anticipate or legislation were enacted that increased the taxes to which we are subject, the distributable cash flow to our unitholders could be further reduced.
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
A unitholder’s share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control, and certain transactions in which we might engage. For example, we may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt. A unitholder’s ratio of its share of taxable income to the cash received by it may also be affected by changes in law. For instance, under the federal tax reform enacted in 2017, the net interest expense deductions of certain business entities, including us, are limited to 30% of such entity’s “adjusted taxable income,” which is generally taxable income with certain modifications. If the limit applies, a unitholder’s taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.
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
Upon the sale, exchange or other disposition of a unit by a foreign unitholder, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. If the transferee fails to satisfy this withholding requirement, we will be required to deduct and withhold such amount (plus interest) from future distributions to the transferee. Because the “amount realized” would include a unitholder’s share of our nonrecourse liabilities, 10% of the amount realized could exceed the total cash purchase price for such disposed units. For transfers of publicly traded partnership interests involving brokers acting as a “qualified intermediary” (as such term is defined in the applicable U.S. treasury regulations), the withholding obligation is generally imposed on the broker rather than the transferee. There are also a number of exceptions to the withholding obligation that may apply depending on the transferor’s particular tax and circumstances. If you are a non-U.S. person, you should consult a tax advisor before investing in our common units.
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
•general economic conditions, including inflationary pressures, further increases in interest rates, or a general slowdown in the global economy;
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
Interest rates could continue to increase in the future. As a result, interest rates on our future indebtedness could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is affected by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect our interest expense and distributable cash flow, the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.
We may recognize impairment on long-lived assets and intangible assets.
Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also review our amortizable intangible assets for indicators of impairment in accordance with applicable accounting standards. Significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets may result in impairments to our amortizable intangible assets and other long-lived assets. For example, we evaluated our Casper Terminal asset group for impairment in the third quarter of 2022 due to recurring periods where cash flow projections were not met due to adverse market conditions. Based on our assessment using primarily a cost approach, as discussed under Part II, Item 8. Financial Statements and Supplementary Data, Note 8. Property and Equipment and Note 10. Goodwill and Intangible Assets in this Annual Report, we determined that the carrying amount of our Casper Terminal reporting unit exceeded its fair value at September 30, 2022. Accordingly, we recognized an impairment of $36.0 million to the property and equipment and $35.6 million to the intangible assets to write down the assets of the terminal to its fair value at September 30, 2022. However, to the extent that our assessment of our current market value or future changes in financial performance occurs, which are inherently uncertain and difficult to predict, there may be additional charges against earnings in the future, which could have a material adverse impact on our reported results of operations and financial condition.
Our ability to operate our business effectively could be impaired if we fail to attract and retain key management personnel.
We are managed and operated by the board of directors and executive officers of our general partner. All of the personnel that conduct our business are employed by affiliates of our general partner, but we sometimes refer to these individuals as our employees. Our ability to operate our business and implement our strategies depends on our continued ability and the ability of affiliates of our general partner to attract and retain highly skilled management personnel. Competition for these persons is intense. Given our size, we may be at a disadvantage, relative to our larger competitors, in the competition for these personnel. Additionally, sustained declines in our unit price, or lower unit price performance relative to competitors, can reduce the retention value of our unit-based awards. We or affiliates of our general partner may not be able to attract and retain qualified personnel in the future, and the failure to retain or attract senior executives and key personnel could have a material adverse effect on our ability to effectively operate our business. Neither we nor our general partner maintains key person life insurance policies for any of our senior management team.
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
Furthermore, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cyber-attacks.
Additionally, we do not maintain specialized insurance for possible liability resulting from a cyber-attack on our assets that may shut down all or part of our business. There can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition, results of operations or cash flows. Furthermore, the growth of cyber-attacks has resulted in evolving legal and compliance matters which impose significant costs that are likely to increase over time and expose us to reputational damage or litigation, monetary damages, regulatory enforcement actions or fines.
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
Our Hardisty Terminal is located on land we own. Our Stroud Terminal, including the Stroud Pipeline, and our Casper Terminal, including the Casper pipeline, are located on land we own, as well as land owned by others, but operated by us under licenses, rights-of-way or leases with private land owners, public authorities, railways, or public utilities. Our West Colton Terminal is located on land owned by others and is operated by us under easements and rights-of-way, licenses, leases or permits that have been granted by private land owners, public authorities, railways or public utilities.
We have satisfactory title and other rights to our real estate assets.
Obligations under our Credit Agreement are secured by a first priority lien on our assets and those of our restricted subsidiaries (as such term is defined in our Credit Agreement), other than certain excluded assets. Title to the real property necessary for us to operate our business may also be subject to encumbrances in some cases, such as customary interests generally retained in connection with the acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of lease or acquisition by us. However, we do not believe that any of these burdens would materially detract from the value of these properties or from our interest in these properties or would materially interfere with their use in the operation of our business.

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
On February 21, 2023, there were approximately 6,600 common unitholders, ten of which were registered common unitholders of record.
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
The board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.1235 per unit for each of the 2022 quarters ended March 31, June 30, September 30 and December 31. USDG waived its distribution on all of its 17,308,226 common units with respect to the fourth quarter 2022 distribution. We expect that the board of directors of our general partner will revisit the amount of any distributions we make on a quarterly basis and will take into consideration updated commercial progress, including our ability to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals, and our compliance with the covenants under the Credit agreement, as well as recent changes to the market.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Please see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans in this Annual Report for information regarding our equity compensation plans as of December 31, 2022.
UNREGISTERED SALES OF EQUITY SECURITIES
Except as previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K, no unregistered sales of our common units were made during the fiscal year ended December 31, 2022.
ISSUER PURCHASES OF EQUITY SECURITIES
None.
Item 6. [Reserved]

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes included in Item 8. Financial Statements and Supplementary Data in this Annual Report. Unless the context otherwise requires, references in this discussion to USD Partners, USDP, the Partnership, we, our, us or like terms refer to USD Partners and the following subsidiaries, collectively: Casper Crude to Rail LLC, CCR Pipeline LLC, Stroud Crude Terminal LLC, SCT Pipeline LLC, USD Logistics Operations GP LLC, USD Logistics Operations LP, USD Rail LP, USD Rail Canada ULC, USD Terminals Canada ULC, USD Terminals Canada II ULC, USD Terminals II S.A.R.L., USD Terminals LLC and West Colton Rail Terminal LLC. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. Risk Factors included in this Annual Report. Please also read the “Cautionary Note Regarding Forward-Looking Statements” following the table of contents in this Annual Report.
We denote amounts denominated in Canadian dollars with “C$” immediately prior to the stated amount.
The financial information for the years ended December 31, 2021 and 2020 has been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal because the acquisition represented a business combination between entities under common control. Refer to Item 8. Financial Statements and Supplementary Data, Note 3.Hardisty South Acquisition in this Annual Report for further information.
Overview
We are a fee-based, growth-oriented master limited partnership formed by our sponsor, USD, to acquire, develop and operate midstream infrastructure and complementary logistics solutions for crude oil, biofuels and other energy-related products. We generate substantially all of our operating cash flows from multi-year, take-or-pay contracts with primarily investment grade customers, including major integrated oil companies, refiners and marketers. Our network of crude oil terminals facilitates the transportation of heavy crude oil from Western Canada to key demand centers across North America. Our operations include railcar loading and unloading, storage and blending in onsite tanks, inbound and outbound pipeline connectivity, truck transloading, as well as other related logistics services. We also provide one of our customers with leased railcars and fleet services to facilitate the transportation of liquid hydrocarbons by rail.
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
USDG completed an expansion project in January 2019 at the Partnership’s Hardisty Terminal, referred to herein as Hardisty South, which added one and one-half 120-railcar unit trains of transloading capacity per day, or approximately 112,500 barrels per day, or bpd. In April 2022, we acquired 100% of the entities owning the Hardisty South Terminal assets from USDG, exchanged our sponsor’s economic general partner interest in us for a non-

economic general partner interest and eliminated our sponsor’s IDRs for a total consideration of $75.0 million in cash and 5,751,136 common units, that was made effective as of April 1, 2022. The acquisition of the Hardisty South Terminal increases the size, scale and growth capacity of the Partnership’s asset base, while optimizing operational and commercial synergies of the Hardisty Terminal in order to capitalize on the growth benefits associated with our sponsor’s Diluent Recovery Unit, or DRU, program. For more information on our drop down acquisition of the Hardisty South Terminal, refer to Item 8. Financial Statements and Supplementary Data, Note 3. Hardisty South Terminal Acquisition in this Annual Report.
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
Impact of Current Market Events
Given that crude oil prices have recovered and are higher than pre-COVID levels, Canadian production that was temporarily shut-in due to COVID-19 has also returned to pre-COVID levels. According to the Canadian Energy Regulator, or CER, the Canadian production forecast for 2023 is projected to grow which indicates another year of growth for Canadian production.
In the first quarter of 2022, Canadian crude oil inventories reached historically low levels due to a combination of specific supply disruptions and one-time line fill demand events from new pipeline capacity. Canadian crude oil inventory levels have steadily recovered from historical lows and returned to normal levels in the second quarter of 2022. During the third quarter of 2022, U.S. Mid-Continent (PADD II) and U.S. Gulf Coast (PADD III) unplanned refinery maintenance led to a decrease in demand and in turn slightly increased inventory levels. In the fourth quarter of 2022, TC Energy had a pipeline outage on the entire Keystone pipeline system. The entire pipeline was offline for a significant amount of time, which lead to inventory builds in Canada. Given this event, Canadian crude oil inventory levels increased in the fourth quarter of 2022 and were at the higher end of the five year average.
Additionally, the U.S. government released approximately 260 million barrels of crude oil from the U.S. Strategic Petroleum Reserve, or SPR, which started in October 2021 and ended in January 2023. The impact of these emergency releases weakened replacement costs in the U.S. Gulf Coast for all sour crude oil alternatives. As replacement costs have weakened, WCS Houston crude prices have done the same, which has driven WCS Hardisty prices at origin to weaken in response. There are no further emergency SPR releases planned in the near term, however regular releases may continue. The U.S government has announced plans to replenish the reserves by implementing a three-part strategy to refill the reserve in the long term, which includes repurchases, returns from previous exchanges and working with congress to avoid unnecessary sales.
Given the supply and demand events discussed above, and based on the forecasted production increases in Canada we expect that inventory levels in 2023 will remain at the higher end of the five year average. At these levels and as inventories continue to build, expectations are that pipeline apportionment levels will grow which will potentially lead to higher demand for a crude by rail egress solution. However, the extent and duration of any increases in apportionment or inventory levels are difficult to predict, if such increases occur at all.
Another factor that may contribute to the demand for a crude by rail egress solution is the significant regulatory and legal obstacles that pipeline projects and existing pipelines experience in the U.S and Canada. For example, it was previously announced by Trans Mountain Corporation, or TMC, that the cost of the Trans Mountain Pipeline expansion project has nearly doubled and the timeline for completing the project has now been extended out further into 2023. This prompted the Canadian Government to announce that it is cutting off funding for the project and advised TMC to secure the necessary funding from public debt markets or financial institutions. The Canadian government does not plan to be the long-term owner of the pipeline and expects to launch a sale process in due course. As environmental, regulatory and political challenges to increase pipeline export capacity remain, we believe crude by rail exports will remain a valuable egress solution.
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
We believe the PAT project is well positioned in a market poised for growth. The Port Arthur market is home to over 1.6 million barrels of refining capacity per the EIA and a growing petrochemical market. With ExxonMobil’s 250,000 barrel per day refinery expansion which is expected to be in service sometime in the first half of 2023, and Motiva’s acquisition of the Flint Hills ethane cracker dovetailing into planned downstream expansions into the petrochemical market, Port Arthur’s heavily utilized midstream infrastructure can expect liquid volumes to increase.
Within the Port Arthur market, PAT will be well positioned to take advantage of these opportunities and other organic growth projects. Pipeline connectivity to the hub of Port Arthur’s liquids business provides an advantage through reduced costs to deliver crude locally relative to a barge alternative and will extend the market reach for customers of PAT. Customers of PAT are able to deliver barrels by pipeline and water into the Houston and Louisiana markets.
Benefits to the Partnership
The successful completion of USD’s Hardisty DRU project enhanced the sustainability and quality of the Partnership’s cash flows by significantly increasing the average tenor of Terminal Services Agreements at our Hardisty Terminal. The average remaining terms of our three Terminal Services Agreements with ConocoPhillips at the combined Hardisty Terminal were extended through mid-2031, representing approximately 17% of the combined Hardisty Terminal’s capacity. We expect that future customers of the Hardisty DRU project will enter into similar long-term, more sustainable commitments for terminalling services at the Partnership’s Hardisty Terminal. USD’s interest in the Hardisty DRU and PAT projects would also be available for possible acquisition by the Partnership, and would be subject to the terms and conditions of the Partnership’s ROFO on USD’s assets pursuant to the Omnibus Agreement between USD and the Partnership, which extends through October 15, 2026.

Other Opportunities Related to Our Crude Oil Terminal Network
As previously discussed, Western Canadian crude oil production is projected to increase, driven primarily by developments in Alberta’s oil sands region. Additionally, certain end users, including refineries across North America, have made substantial investments in recent years in order to efficiently process heavy grades of crude oil, such as those from Western Canada. Given the forecasted increases in Western Canadian crude oil production, supply is expected to exceed current pipeline egress out of Western Canada in the near term. which we believe will drive demand for a crude by rail egress solution. Our strategically-located crude oil terminal network, with established capacity and scalable design, is well-positioned to meet these expected growing takeaway needs.
Hardisty Terminal
We have contracted approximately 54% of the capacity at our combined Hardisty Terminal through June 30, 2023 and approximately 31% through January 2024. As previously discussed, due to the successful commencement of USD’s DRU and PAT projects discussed above, approximately 17% of the combined Hardisty Terminal’s capacity was automatically extended through mid-2031. We remain focused on renewing, extending or replacing our Hardisty agreements that expired June 30, 2022 and expire June 30, 2023 on a multi-year take-or-pay basis. Additionally, if USD and Gibson are successful in securing an additional customer at the DRU, the capacity associated with such commitment will likely be contracted for transloading at the Hardisty Terminal on a long-term basis.
Stroud Terminal
Our Stroud Terminal is a crude oil destination terminal in Stroud, Oklahoma, which we use to facilitate rail-to-pipeline shipments of crude oil from our Hardisty Terminal to the crude oil storage hub located in Cushing, Oklahoma. Our Stroud Terminal is the only rail facility connected to the Cushing storage hub, which provides for strategic and competitive advantages. The benchmark price in the domestic spot market for U.S. crude oil known as West Texas Intermediate, or WTI, is set at the Cushing hub. According to the EIA, the Cushing storage hub has approximately 78 million barrels of working storage capacity. There is also an expansive pipeline infrastructure that connects into and out of the Cushing hub. Because of the vast connectivity that Cushing offers, crude oil that is delivered into Cushing can then be delivered to either local refineries or it can be shipped to other markets such as the United States Gulf Coast, which is the largest refinery complex in the U.S. As such, we believe our Stroud Terminal provides an advantageous rail destination for Western Canadian crude oil given the optionality provided by its connectivity to the Cushing hub and multiple refining centers across the United States.
We own 50% of the Stroud Terminal’s current capacity, which is currently not under any contracted agreements. USDM owns the rights to the other 50% of the Stroud Terminal’s current capacity pursuant to the Marketing Services Agreement, or MSA, that was established at the time of the acquisition of the Stroud Terminal. Per the MSA, we granted USDM the right to market the capacity at the Stroud Terminal in excess of the capacity of our initial customer in exchange for a nominal per barrel fee. The capacity attributable to USDM is also not currently under any contracted agreements.
To facilitate marketing the capacity that is currently available at the Stroud Terminal, USDM added a pipeline connection to a second storage tank at a third-party facility at the Cushing, Oklahoma crude oil hub, or the Cushing Hub. The expanded connectivity is expected to facilitate incremental rail-to-pipeline shipments of crude oil to the Cushing Hub by giving the Stroud Terminal better capability to service multiple customers and/or grades of crude oil simultaneously including the unloading of multiple grades of dilbit. We remain focused on renewing and extending our Stroud agreement that expired in mid-2022. Additionally, this development project which is wholly-owned by USDG as well as 50% of the Stroud Terminal capacity that USDM owns the rights to are subject to our existing ROFO, should USDG propose to sell or transfer the asset.
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
In December 2022, an existing customer of our Casper Terminal extended its Terminal Services Agreement that was to expire on December 31, 2022 for an additional year. The agreement contains take-or-pay terms for storage services and variable fees associated with actual throughput volumes and other services. Additionally, we are currently utilizing our available storage and throughput capacity to support our customers’ spot activity through buy-sell agreements that generate cash flows in addition to those provided by our customer agreements.
Opportunities Related to Clean Energy Transportation Fuels
West Colton Terminal
We receive fixed fees per gallon of ethanol transloaded at our terminal pursuant to a Terminal Services Agreement with one of the world’s largest producers of biofuels. Effective January 2022, we entered into a new five-year agreement with the existing West Colton ethanol customer that has a minimum monthly throughput commitment. This new agreement replaced the previous short-term agreement at the terminal that had been in place since July 2009 and is expected to add incremental “Net Cash from Operating Activities” over the previous agreement, subject to changes in expected throughput. Refer to Factors Affecting the Comparability of Our Financial Results below for further information.
Additionally, in June 2021, we entered into a new Terminal Services Agreement with USD Clean Fuels LLC, or USDCF, a subsidiary of USD, that is supported by a minimum throughput commitment to USDCF from an investment-grade rated, refining customer as well as a performance guaranty from USD. The Terminal Services Agreement provides for the inbound shipment of renewable diesel on rail at our West Colton Terminal and the outbound shipment of the product on tank trucks to local consumers. The new Terminal Services Agreement has an initial term of five years and commenced December 1, 2021. We completed the process of modifying our existing West Colton Terminal so that it now has capability to transload renewable diesel in addition to the ethanol that it has been transloading.
In exchange for the new Terminal Services Agreement at our West Colton Terminal with USDCF discussed above, we also entered into a Marketing Services Agreement with USDCF in June 2021, or the West Colton MSA, pursuant to which we agreed to grant USDCF marketing and development rights pertaining to future renewable diesel opportunities associated with the West Colton Terminal in excess of the Terminal Services Agreement with USDCF discussed above. Refer to Item 8. Financial Statements and Supplementary Data, Note 13. Transactions with Related Parties in this Annual Report for further information.
USD Clean Fuels
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
In January 2023, USDCF announced its intention to build a new biofuels terminal in National City, California that will have the capability to transload renewable diesel, biodiesel, ethanol and sustainable aviation fuel, or SAF. The terminal will be served by the BNSF Railway and will provide efficient transportation of clean fuels to the area from the Midwest and US Gulf Coast. Pending receipt of all local and state permits, the terminal is expected to be operational by early 2024. The terminal development is supported by two investment-grade rated parties that signed long-term Terminal Service Agreements. The Terminal Services Agreements provide for the inbound shipment of renewable diesel, biodiesel, ethanol and SAF on rail, self-switching of the rail rack and four truck loading spots that are equipped with in-line injection capabilities to provide quality finished products to customers. In addition to our West Colton Terminal, this terminal will be the second terminal of a growing network of clean fuels terminals that USDCF anticipates will ultimately include California, Oregon, Washington, Canada and the Texas Gulf Coast based on strong customer and railroad interest. These terminals are expected to provide needed infrastructure that will make the downstream logistics of biofuel production and feedstocks more efficient. Any such development project pursued by USDCF would be wholly-owned by USDCF, financed by USDCF, and subject to the terms and conditions of our existing ROFO, should USDCF propose to sell or transfer the asset.
Opportunities Related to Our Sponsor’s Texas Deepwater Development on U.S. Gulf Coast
In October 2015, our sponsor entered into a joint venture to develop a premier U.S. Gulf Coast logistics terminal on a 988-acre parcel of property on the Houston Ship Channel. Its strategic location and vast capability is uniquely positioned to provide customers with flexible market access to key demand centers, both domestic and abroad. Current master planning and permitting efforts have positioned the property footprint to support development of a wide variety of terminal infrastructure, marine docks (including barge and deep water), inbound and outbound pipeline connectivity, and a rail terminal with capacity to unload multiple unit trains per day as well as provide ample railcar storage. The property is in proximity to substantially all major inbound and outbound pipelines, all of Houston’s refineries and petrochemical producers, the Mont Belvieu hub, the Port of Houston and can be directly accessed by multiple Class 1 railroads.
Recent market and industry developments highlight the Gulf Coast’s strategic importance within global energy markets and overall commodity supply chains. As an example, since the ban on exports of crude oil was lifted in 2015, exports of crude oil and petroleum products from PADD III on the Gulf Coast have increased from approximately 3.5 million bpd to approximately 7.3 million bpd in 2021, which represented approximately 86% of the total crude oil and petroleum products exported out of the U.S. during 2021. The EIA’s Annual Energy Outlook continues to publish base case forecasts that show, in the long-term, the U.S. is expected to remain a net exporter of crude oil, natural gas, liquified natural gas, petroleum and chemical products. These forecasts indicate that the U.S., and specifically the Gulf Coast, will continue to be an integral part of global energy supply and logistics, despite uncertainty surrounding post-pandemic expectations for oil and natural gas demand. Our sponsor’s Texas Deepwater development will continue to pursue projects that position the terminal to take advantage of this macro trend, and participate heavily in export markets.
The unique attributes that favorably position the development of Texas Deepwater in the traditional energy space also advantage its role in the increasingly important renewable fuels transition. Our sponsor is in active discussions with a wide range of renewable energy participants that have strong interest in Texas Deepwater. More efficient aggregation of renewable feedstocks, production of globally exported renewable fuels, carbon capture and sequestration as well as localized renewable fuels bunkering and storage are potential opportunities currently being considered at the sponsor level.
Our sponsor expects that these industry dynamics will contribute to growing demand for multi-modal terminalling infrastructure and other logistics services along the Gulf Coast, including at its Houston Ship Channel property. Accordingly, our sponsor is actively engaged in commercial development with potential customers to provide terminalling and logistics solutions for crude oil export/import, refined products export, petrochemicals and natural gas liquids export as well as production, processing, logistics and import/export of renewable fuels. Any such development project would be wholly-owned by USD and its joint venture partner, and USD’s interest in the Texas Deepwater development joint venture would be subject to the terms and conditions of our existing ROFO should USD propose to sell or transfer its ownership. If successfully commercialized and developed, and subsequently acquired by us, the Texas Deepwater development represents a meaningful opportunity to add complementary logistics assets that diversify our current network and have the potential to add additional high-quality take-or-pay agreements with terms beyond those related to our existing network.

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
USD has not engaged in any transactions that trigger our ROFO. We cannot assure you that USD will be able to develop or construct, or that we or USD will be able to acquire, any additional midstream infrastructure projects. Among other things, the ability of USD or the Partnership to further develop the Stroud Terminal, the DRU project, or any other project, and our ability to acquire such projects, will depend upon USD’s or our ability to raise additional capital, including through equity and debt financing. We are under no obligation to make any offer, and USD and USDG are under no obligation to accept any offer we make, with respect to any asset subject to our ROFO. Additionally, the approval of Energy Capital Partners is required for the sale of any assets by USD or its subsidiaries, including us (other than sales in the ordinary course of business), acquisitions of securities of other entities that exceed specified materiality thresholds and any material unbudgeted expenditures or deviations from our approved budgets. Energy Capital Partners may make these decisions free of any duty to us and our unitholders. This approval would be required for the potential acquisition by us of any project to expand the Stroud Terminal, as well as any other projects or assets that USD may develop or acquire in the future or any third-party acquisition we may pursue independently or jointly with USD. Energy Capital Partners is under no obligation to approve any such transaction. Please refer to the discussion under Part III, Item 10. Directors, Executive Officers and Corporate Governance—Special Approval Rights of Energy Capital Partners in this Annual Report regarding the rights of Energy Capital Partners. If we are unable to acquire any projects to expand the Stroud Terminal from USD, such expansions may compete directly with our existing business for future throughput volumes, which may impact our ability to enter into new Terminal Services Agreements, including with our existing customers, following the expiration of our existing agreements, or the terms thereof, and our ability to compete for future spot volumes. Furthermore, cyclical changes in the demand for crude oil and other liquid hydrocarbons may cause USD, or us, to further re-evaluate any future expansion projects, including expansion of the Stroud Terminal.
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
Hardisty Terminal Services Agreements.    We have Terminal Services Agreements with four high-quality, primarily investment grade counterparties or their subsidiaries: Cenovus Energy, Gibson, PBF Energy, and ConocoPhillips. Previous customers whose Terminal Services Agreements expired during 2022 include Suncor Energy and Teck Resources. The terminalling capacity at our Hardisty Terminal is contracted under multi-year, take-or-pay Terminal Services Agreements some of which are subject to inflation-based escalators with a volume-

weighted average remaining contract life of 7.4 years as of December 31, 2022. The successful completion of USD’s DRU project, as previously discussed, automatically extended approximately 17% of the combined Hardisty Terminal’s capacity through mid-2031. All of our counterparties are obligated to pay a minimum monthly commitment fee for the capacity to load an allotted number of unit trains, representing a specified number of barrels per month. If a customer loads fewer unit trains than its allotted amount in any given month, that customer will receive a credit for up to 12 months. This credit may be used to offset fees on throughput volumes in excess of the customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. We will receive a per-barrel fee on any volumes handled in excess of the customers’ allowed amount, to the extent the additional volume is not subject to the credit discussed above. If a force majeure event occurs, a customer’s obligation to pay us may be suspended, in which case the length of the contract term will be extended by the same duration as the force majeure event.
Stroud Terminal Services Agreements.    We own 50% of the Stroud Terminal’s current capacity. USDM owns the rights to the other 50% of the Stroud Terminal’s current capacity pursuant to the Marketing Services Agreement, or MSA, that was established at the time of the acquisition of the Stroud Terminal. Pursuant to the terms of the MSA, we granted USDM the right to market the capacity at the Stroud Terminal in excess of the capacity of our initial customer in exchange for a nominal per barrel fee. The capacity attributable to USDM is currently not under any contracted agreements. Upon expiration of our contract with the initial Stroud customer in June 2020, the same marketing rights now apply to all throughput at the Stroud Terminal in excess of the throughput necessary for the Stroud Terminal to generate Adjusted EBITDA that is at least equal to the average monthly Adjusted EBITDA derived from the initial Stroud customer during the 12 months prior to expiration.
    Casper Terminal Services Agreements.    Our Casper Terminal includes a Terminal Services Agreement with a midstream customer. The agreement with the midstream customer contains take-or-pay terms for storage services and variable fees associated with actual throughput volumes and other services.
Additionally, we are currently utilizing our available storage and throughput capacity to support our customers’ spot activity through buy-sell agreements that generate cash flows in addition to those provided by our terminalling services agreement.
West Colton Terminal Services Agreements.    Our West Colton Terminal receives fixed fees per gallon of ethanol transloaded at our terminal pursuant to a Terminal Services Agreement with one of the world’s largest producers of biofuels. Effective January 2022, we entered into a new five-year agreement with the existing West Colton ethanol customer that has a minimum monthly throughput commitment. This new agreement replaced the previous short-term agreement at the terminal that had been in place since July 2009. Under this new agreement, our customer is obligated to pay the greater of a minimum monthly commitment fee or a throughput fee based on the actual volume of ethanol loaded at our West Colton Terminal. Under the new agreement, if the customer loads fewer volumes than its allotted amount in any given month, that customer will receive a credit for up to six months, which may be used to offset fees on throughput volumes in excess of its minimum monthly commitments in future periods, to the extent capacity is available for the excess volume.
Additionally, in June 2021, we entered into a new Terminal Services Agreement with USD Clean Fuels LLC, or USDCF, a subsidiary of USD, that is supported by a minimum throughput commitment to USDCF from an investment-grade rated, refining customer as well as a performance guaranty from USD. The Terminal Services Agreement provides for the inbound shipment of renewable diesel on rail at our West Colton Terminal and the outbound shipment of the product on tank trucks to local consumers. The new Terminal Services Agreement has an initial term of five years and commenced on December 1, 2021. We have modified our existing West Colton Terminal so that it now has the capability to transload renewable diesel in addition to the ethanol that it has been transloading.
In exchange for the new Terminal Services Agreement at our West Colton Terminal with USDCF discussed above, we also entered into an MSA with USDCF in June 2021, or the West Colton MSA, pursuant to which we agreed to grant USDCF marketing and development rights pertaining to future renewable diesel opportunities associated with the West Colton Terminal in excess of the Terminal Services Agreement with USDCF discussed above. For additional information, refer to Item 8. Financial Statements and Supplementary Data, Note 13. Transactions with Related Parties of this Annual Report.
Fleet Services
We provide one of our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons by rail on take-or-pay terms under a master fleet services agreement. We do not own any railcars. As of December 31, 2022, our railcar fleet consisted of 200 railcars, which we lease from a railcar manufacturer all of which are C&I railcars. The remaining contract life on our railcar fleet is six months as of December 31, 2022.
Under the master fleet services agreement, we provide our customer with railcar-specific fleet services, which may include, among other things, the provision of relevant administrative and billing services, the repairs and maintenance of railcars in accordance with standard industry practice and applicable law, the management and tracking of the movement of railcars, the regulatory and administrative reporting and compliance as required in connection with the movement of railcars, and the negotiation for and sourcing of railcars. Our customer typically pays us and our assignees monthly fees per railcar for these services, which include a component for fleet services.
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
The following table sets forth a reconciliation of “Net cash provided by operating activities,” the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Year Ended December 31,
	2022	2021 (1)	2020 (1)
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by operating activities	$37,241	$57,886	$50,571
Add (deduct):
Amortization of deferred financing costs	(1,170)	(1,232)	(1,109)
Deferred income taxes	(90)	78	752
Changes in accounts receivable and other assets	(11,923)	(235)	1,183
Changes in accounts payable and accrued expenses	5,211	(13,429)	1,974
Changes in deferred revenue and other liabilities	9,099	3,396	(7,045)
Interest expense, net	10,604	6,986	10,049
Provision for income taxes	1,293	933	337
Foreign currency transaction loss (gain) (2)	2,055	(707)	170
Non-cash deferred amounts (3)	(4,878)	2,960	3,954
Adjusted EBITDA attributable to Hardisty South entities prior to acquisition (4)	(258)	(1,529)	(5,240)
Adjusted EBITDA	47,184	55,107	55,596
Add (deduct):
Cash paid for income taxes, net (5)	(1,064)	(906)	(303)
Cash paid for interest	(8,374)	(5,912)	(9,508)
Maintenance capital expenditures, net	(56)	(541)	(403)
Cash paid for income taxes, interest and maintenance capital expenditures attributable to Hardisty South entities prior to acquisition (6)	59	534	1,126
Distributable cash flow	$37,749	$48,282	$46,508

(1)    As discussed in Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies of this Annual Report, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal, which we acquired effective April 1, 2022, because the transaction was between entities under common control.
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

(4)    Adjusted EBITDA attributable to the Hardisty South entities for the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020, was excluded from the Partnership’s Adjusted EBITDA, as these amounts were generated by the Hardisty South entities prior to the Partnership’s acquisition and therefore, they were not amounts that could be distributed to the Partnership’s unitholders. Refer to the table provided below for a reconciliation of “Net cash provided by operating activities” to Adjusted EBITDA for the Hardisty South entities prior to acquisition.
(5)    Includes the net effect of tax refunds of $84 thousand received in the second quarter of 2022 and $480 thousand received in the third quarter of 2020 associated with carrying back U.S. net operating losses incurred during 2020 and prior periods allowed for by the provisions of the CARES Act. Also includes the net effects of tax refunds of $31 thousand received in the third quarter of 2022 and $21 thousand received in the fourth quarter of 2020 associated with prior period Canadian taxes.
(6)    Cash payments made for income taxes, interest and maintenance capital expenditures attributable to the Hardisty South entities for the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020 were excluded from the Partnership’s DCF calculations, as these amounts were generated by the Hardisty South entities prior to the Partnership’s acquisition. Included for the three months ended March 31, 2022 was $59 thousand of cash paid for interest. Included for the year ended December 31, 2021 was $165 thousand of cash paid for income taxes, $440 thousand of cash paid for interest, partially offset by a net refund of $71 thousand related to maintenance capital expenditures. Included for the year ended December 31, 2020 was $915 thousand of cash paid for interest, $232 thousand of cash paid for maintenance capital expenditures, partially offset by a refund of $21 thousand related to income taxes.
Adjusted EBITDA and DCF presented above for the year ended December 31, 2022 include the impact of $3.2 million of expenses incurred during the period associated with our recent drop down acquisition of the Hardisty South Terminal assets from our Sponsor, respectively. Refer to Item 8. Financial Statements and Supplementary Data, Note 3.Hardisty South Acquisition of this Annual Report for more information.
The following table sets forth a reconciliation of “Net cash provided by operating activities,” the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA attributable to the Hardisty South entities prior to our acquisition of the entities:

	Three Months Ended March 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
	(in thousands)
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by (used in) operating activities	$(1,475)	$10,761	$4,757
Add (deduct):
Amortization of deferred financing costs	(84)	(101)	(280)
Deferred income taxes	(53)	(238)	(221)
Changes in accounts receivable and other assets	(217)	(5,510)	(1,869)
Changes in accounts payable and accrued expenses	155	(6,714)	929
Changes in deferred revenue and other liabilities	488	4,265	(1,828)
Interest expense, net	117	499	1,154
Provision for income taxes	59	233	378
Foreign currency transaction loss (gain)	1,600	(1,020)	(97)
Non-cash deferred amounts (1)	(332)	(646)	2,317
Adjusted EBITDA (2)	$258	$1,529	$5,240

(1)    Represents the change in non-cash contract assets and liabilities associated with revenue recognized at blended rates based on tiered rate structures in certain of the customer contracts.
(2)    Adjusted EBITDA associated with the Hardisty South entities prior to our acquisition includes the impact of expenses pursuant to a services agreement with USD for the provision of services related to the management and operation of transloading assets. These expenses totaled $52.2 million and $28.8 million for the years ended December 31, 2021 and 2020, respectively, and $3.2 million for the three months ended March 31, 2022. Upon our acquisition of the entities effective April 1, 2022, the services agreement with USD was cancelled and a similar agreement was established with us. Refer to Item 8. Financial Statements and Supplementary Data, Note 13. Transactions with Related Party of this Annual Report for more information.
Operating Costs
Our operating costs are comprised primarily of subcontracted rail services, pipeline fees, repairs and maintenance expenses, materials and supplies, utility costs, insurance premiums and lease costs for facilities and equipment. In addition, our operating expenses include the cost of leasing railcars from third-party railcar suppliers and the shipping fees charged by railroads, which costs are generally passed through to our customers. We expect our expenses to remain relatively stable, but they may fluctuate from period to period depending on the mix of activities performed during a period and the timing of these expenditures. In addition, we have experienced an increase in certain costs during the current year associated with the increased inflation rate, primarily relating to higher utilities costs for electricity and higher fuel costs including natural gas and diesel, and expect such costs to remain at elevated levels for at least the near future. We expect to incur additional operating costs, including subcontracted rail services and pipeline fees, when we handle additional volumes at our terminals.
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
Hardisty and Stroud Terminals Customer Contract Renewals and Expirations
In early April 2022, we completed the acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG. The new combined Hardisty Terminal, which includes our legacy Hardisty Terminal and the newly acquired Hardisty South Terminal, now has the designed takeaway capacity of three and one-half unit trains per day, or approximately 262,500 barrels per day. Contracts representing approximately 26% of the combined Hardisty Terminal’s capacity expired in June 2022 and, as a result, approximately 54% is contracted through June 30, 2023; approximately 31% is contracted through January 2024; and approximately 17% is contracted through mid-2031.
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
Hardisty and Stroud Contract Expirations
At the end of June 2022, contracts representing approximately 26% of the combined Hardisty Terminal’s capacity expired. In addition, the remaining contracted capacity at the Stroud Terminal also expired at the end of June 2022. The expired contracted capacity at the combined Hardisty and Stroud Terminals represented approximately $24.7 million and $54.2 million of our terminalling services revenues for the year ended December 31, 2022 and 2021, respectively, which represents approximately 23% and 27% of terminalling services revenues for the respective periods. Also, certain of the terminalling services agreements at our Hardisty Terminal that expire June 30, 2023 include a tiered rate structure that includes rate decreases that occur annually on July 1st of each year throughout the term of the agreement.
Management is focused on renewing, extending or replacing the agreements that have expired or are set to expire at the Hardisty and Stroud Terminals with new, multi-year take or pay commitments and is actively engaging with current and new customers. Given current and expected market conditions, management believes that we will have the opportunity to renew and extend or replace the agreements that expired at the end of the second quarter of 2022, sometime during the second half of 2023. Additionally, management is marketing terminalling services at the Stroud Terminal to potential customers that may be in need of access to the numerous markets connected to the Cushing oil hub, and management believes that we will have the opportunity to increase utilization at the terminal sometime during the second half of 2023. However, the timing of such renewals or replacements, as well as the expected contracted rates are uncertain and difficult to predict, if such renewals or replacements occur at all. If and to the extent we are unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals or experience a delay in doing so beyond mid-2023, our revenue, cash flows from operating activities and Adjusted EBITDA would be materially adversely impacted. This may adversely impact our ability to make distributions to our unitholders or our ability to comply with financial covenants in our Credit Agreement. Moreover, our ability to refinance our outstanding indebtedness or extend the maturity date of, or get a covenant waiver under, our Credit Agreement may be negatively impacted. Refer to the discussion in Liquidity and Capital Resources below for further information. Refer to Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K for further discussion of certain risks relating to our customer contract renewals.
Potential Impact of Hardisty and West Colton Deficiency Credit Usage by Our Customers
As previously discussed, customers of our Hardisty and West Colton Terminals are obligated to pay a minimum monthly commitment fee for the capacity to load an allotted number of unit trains, representing a specified number of barrels per month. If a customer loads fewer unit trains than its allotted amount in any given month, that customer will receive a credit for up to 12 months, also referred to as a deficiency credit. This credit may be used to offset fees on throughput volumes in excess of the customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. Additionally, we could incur incremental costs associated with loading the additional trains for our customers if they have and use their accrued deficiency credits, but such costs are not expected to be material. Based on current circumstances and conversations with our customers, as of December 31, 2022, we deferred revenues of $0.4 million associated with the expected future usage of deficiency credits. As of December 31, 2021, we deferred revenues of $1.4 million that were associated with the expected usage of the deficiency credits during 2022.

Going Concern
We evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Our evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. The maturity date of our Credit Agreement is November 2, 2023. As a result of the maturity date being within 12 months after the date that these financial statements were issued, the amounts due under our Credit Agreement have been included in our going concern assessment. Our ability to continue as a going concern is dependent on the refinancing or the extension of the maturity date of our Credit Agreement. If we are unable to refinance or extend the maturity date of our Credit Agreement, we likely would not have sufficient cash on hand or available liquidity to repay the maturing Credit Agreement debt as it becomes due.
The conditions described above raise substantial doubt about our ability to continue as a going concern for the next 12 months.
In addition to the above, there was previous uncertainty in our ability to remain in compliance with the covenants contained in our Credit Agreement for a period of 12 months after we issued our third quarter 2022 financial statements. As discussed further in Item 8. Financial Statements and Supplementary Data, Note 22. Subsequent Events, of this Annual Report, in January 2023 we entered into an amendment to our Credit Agreement that among other items increases the total leverage ratio covenant allowed for by the Credit Agreement through September 2023. The Credit Agreement Amendment alleviates the previous uncertainty in our ability to remain in compliance with the covenants contained in our Credit Agreement through the current maturity date of the Credit Agreement.
Refer to Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K for a discussion of risks associated with a default under our Credit Agreement.
In addition to the relief we were granted in our amendment to our Credit Agreement as discussed above we are also pursuing plans to refinance our Credit Agreement or extend and amend the current obligations under the Credit Agreement; however, we cannot make assurances that we will be successful in these efforts, or that any refinancing or extension would be on terms favorable to us. Moreover, our ability to refinance our outstanding indebtedness or extend the maturity date of our Credit Agreement may be negatively impacted to the extent we are unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals or experience prolonged delays in doing so. We recorded our Credit Agreement as a current liability in our consolidated balance sheet as of December 31, 2022.
Due to the substantial doubt about our ability to continue as a going concern discussed above, as of December 31, 2022, we have recorded a valuation allowance against our deferred tax asset that is associated with our Canadian entities. The consolidated financial statements contained herein do not include any other adjustments that might result from the outcome of this uncertainty, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.
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
Supply and Demand for Crude Oil and Refined Products
The volume of crude oil and biofuels that we handle at our terminals ultimately depends on refining and blending margins. Refining and blending margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products. These prices are affected by numerous factors beyond our control, including the global supply and demand for crude oil and gasoline and other refined products. The supply of crude oil will depend on numerous factors, including commodity pricing, improvements in extractive technology, environmental regulation and other factors. Our ability to grow through expansion or acquisitions and our ability to renew or extend our Terminal Services Agreements could be affected by a long-term reduction in supply or demand.
Customer Contracts
Our business is subject to the risk that we may not be able to renew, extend or replace our customer contracts as their terms expire. Refer to the discussion above under the heading General Trends and Outlook for information regarding customer contract renewals and expirations and changes in fee structures. For a discussion of the risks associated with our ability to renew, extend or replace customer contracts, see Part I. Item 1A. Risk Factors—Our contracts are subject to termination at various times which creates renewal risks of this Annual Report.
Regulatory Environment
Our operations are subject to federal, state, and local laws and regulations relating to the protection of health and the environment, including laws and regulations that govern the handling of liquid hydrocarbons and biofuels. Additionally, we are subject to regulations governing railcar design and evolving regulations pertaining to the shipment of liquid hydrocarbons and biofuels by rail as discussed in greater detail in Part I, Item 1. Business—Impact of Regulation in this Annual Report. Similar to other industry participants, compliance with existing environmental laws and regulations, as well as those that may be added in the future, could increase our overall cost of doing business. Such costs, include the costs we incur to construct, maintain, operate and upgrade equipment and facilities, or the costs of our customers, which may reduce the attractiveness of rail transportation. While changes in these laws and regulations could indirectly affect our results of operations, financial condition and cash flows, we believe that consumers of our services place additional value on utilizing established and reputable third-party providers to satisfy their rail terminal and logistics needs, which may allow us to increase market share relative to customer-owned operations or smaller operators that lack an established track record of safety and regulatory compliance. Additionally, our master fleet services agreement generally obligate our customer to pay for modifications and other required repairs to our leased and managed railcar fleet. However, we cannot assure that we will be able to successfully pass all such regulatory costs on to our customer. Our one fleet service agreement expires at June 30, 2023 and we do not expect to renew or further extend the agreement.
Acquisition Opportunities
We plan to continue to pursue strategic acquisitions of energy-related logistics assets from both USD and third parties that will provide attractive returns to our unitholders, including facilities that provide for storage and transportation of liquid hydrocarbons and biofuels. We intend to leverage our industry relationships and market knowledge to successfully execute on such opportunities, which we may pursue independently or jointly with USD. We have entered into the Omnibus Agreement with USD and USDG, pursuant to which USDG has granted us a ROFO on any midstream infrastructure assets that they may develop, construct, or acquire until October 15, 2026. Additional information regarding our growth opportunities is discussed in Growth Opportunities for our Operations above and information regarding the Omnibus Agreement is presented in Note 13. Transactions with Related Parties—Omnibus Agreement of Item 8. Financial Statement and Supplementary Data in this Annual Report. We cannot assure you that USD will be able to develop or construct, or that we or USD will be able to acquire, any other midstream infrastructure projects, including any projects to expand the Stroud Terminal. Among other things, the ability of USD to further develop the Stroud Terminal, or any other project, and our ability to acquire such projects, will depend upon USD’s and our ability to raise additional equity and debt financing. We are under no obligation to make any offer, and USD and USDG are under no obligation to accept any offer we make, with respect to any asset subject to our ROFO. Additionally, the approval of Energy Capital Partners is required for the sale of any assets by USD or its subsidiaries, including us (other than sales in the ordinary course of business), acquisitions of securities of other entities that exceed specified materiality thresholds and any material unbudgeted expenditures or deviations from our approved budget. Energy Capital Partners may make these decisions free of any duty to us and our unitholders. This approval would be required for the potential acquisition by us of any projects to expand the Stroud Terminal, as well as any other projects or assets that USD may develop or acquire in the future or any third-party acquisition we may pursue independently or jointly with USD. Energy Capital Partners is under no obligation to approve any such transaction. Additional discussion of the special approval rights of Energy Capital Partners is included in Part III, Item 10. Directors, Executive Officers and Corporate Governance—Special Approval Rights of Energy Capital Partners in this Annual Report. If we are unable to acquire any projects to expand the Stroud Terminal from USD, which USD retained the right to develop and operate, these projects may compete directly with our current terminal assets for future throughput volumes. As a result, our ability to enter into new Terminal Services Agreements, or to renew such agreements with our existing customers, following the termination of our existing agreements or the terms thereof and our ability to compete for future spot volumes could be affected. Furthermore, cyclical changes in the demand for crude oil and other liquid hydrocarbons may cause USD or us to reevaluate any future expansion projects, including any projects to expand the Stroud Terminal. Lastly, if we do not make acquisitions on economically beneficial terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our results of operations and cash flows.
Interest Rate Environment
Interest rates in U.S. and international credit markets remain low relative to historical levels. This could affect our future ability to access the credit markets to fund our future growth. Additionally, as with other yield-oriented securities, our unit price could be affected by the level of our cash distributions and the associated implied distribution yield. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and, as such, a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity, or increase the cost of issuing equity. However, we expect that our cost of capital would remain competitive, as our competitors would face similar circumstances. We have entered into an interest rate swap contract to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. The swap contract establishes a fixed secured overnight rate, or SOFR, for our debt of 3.956%. Refer to Note 18. Derivative Financial Instruments of Item 8. Financial Statement and Supplementary Data in this Annual Report for more information on our interest rate swap.
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
Casper Terminal Impairment of Intangible Assets and Long-lived Assets and Goodwill
In September 2022, we determined that recurring periods where cash flow projections were not met due to adverse market conditions at our Casper Terminal was an event that required us to evaluate our Casper Terminal asset group for impairment. Accordingly, we measured the fair value of our Casper terminal asset group by primarily relying on the cost approach. As a result of the impairment analysis, we determined that the carrying value of the Casper Terminal asset group exceeded the fair value of the Casper terminal as of September 30, 2022, the date of our evaluation and recognized an impairment loss of $71.6 million which we recorded in “Impairment loss on intangible and long-lived assets” on our consolidated statements of operations.
In addition, in March 2020, we tested the goodwill associated with our Casper Terminal for impairment due to the overall downturn in the crude market and the decline in the demand for petroleum products, which could lead to delays or reductions of expected throughput levels and changes in expectations for current contracts in place at the Casper Terminal. As a result of our impairment testing, we recognized an impairment loss of $33.6 million for the year ended December 31, 2020.
West Colton Terminal Customer Contracts
Our West Colton Terminal receives fixed fees per gallon of ethanol transloaded at our terminal pursuant to a Terminal Services Agreement with one of the world’s largest producers of biofuels. Effective January 2022, we entered into a new five-year agreement with the existing West Colton ethanol customer that has a minimum monthly throughput commitment. This new agreement replaced the previous short-term agreement at the terminal that had been in place since July 2009. Under this new agreement, our customer is obligated to pay the greater of a minimum monthly commitment fee or a throughput fee based on the actual volume of ethanol loaded at our West Colton Terminal. If the customer loads fewer volumes than its allotted amount in any given month, that customer will receive a credit for up to six months, which may be used to offset fees on throughput volumes in excess of its minimum monthly commitments in future periods, to the extent capacity is available for the excess volume. This contract is expected to add incremental “Net cash provided by operating activities” and Adjusted EBITDA of approximately $1.0 million to $1.5 million per year, subject to changes in expected throughput.
Additionally, in June 2021, we entered into a new terminalling services agreement with USD Clean Fuels LLC, or USDCF, a subsidiary of USD, that is supported by a minimum throughput commitment to USDCF from an investment-grade rated, refining customer as well as a performance guaranty from USD. The Terminal Services Agreement provides for the inbound shipment of renewable diesel on rail at our West Colton Terminal and the outbound shipment of the product on tank trucks to local consumers. The new terminalling services agreement has an initial term of five years and commenced on December 1, 2021 and is expected to add approximately $2.0 million per year of incremental “Net cash provided by operating activities” and Adjusted EBITDA over the five-year term of the agreement. We have modified our existing West Colton Terminal so that it now has the capability to transload renewable diesel in addition to the ethanol that it has been transloading.
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
Segment Allocation of Certain Selling, General and Administrative Costs
Historically, we have allocated certain selling, general and administrative expenses to our Terminalling services and Fleet services segments that included corporate function personnel costs for managing our business that are allocated to us by our general partner, as well as other administrative expenses including audit fees and certain consulting fees. Beginning with the first quarter in 2021, these selling, general, and administrative expenses that are not directly related to operating our Terminalling services and Fleet services segments are now allocated to corporate selling, general, and administrative expenses to better reflect the financial results of our Terminalling services and Fleet services segments. The effect of the change in allocation of the certain selling, general and administrative expenses increases the segment profit for both the Terminalling and Fleet segments with a corresponding increase to the expenses associated with Corporate activities, as compared to the method of allocation that was used in the prior periods.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to aid in resource allocation decisions and to assess operational performance.
The following table summarizes our operating results by business segment and corporate charges for each of the years indicated:

	For the Year Ended December 31,
	2022	2021 (1)	2020 (1)
	(in thousands)
Operating income (loss)
Terminalling services	$(44,236)	$37,846	$5,926
Fleet services	662	597	73
Corporate and other	(16,111)	(12,558)	(11,611)
Total operating income (loss)	(59,685)	25,885	(5,612)
Interest expense	10,670	6,990	10,088
Loss (gain) associated with derivative instruments	(12,327)	(4,129)	3,896
Foreign currency transaction loss (gain)	2,055	(707)	170
Other income, net	(90)	(31)	(793)
Provision for income taxes	1,293	933	337
Net income (loss)	$(61,286)	$22,829	$(19,310)

(1)    As discussed in Item 8. Financial Statements and Supplementary Data, Note .2 Summary of Significant Accounting Policies of this Annual Report, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal, which we acquired effective April 1, 2022, because the transaction was between entities under common control.
Summary Analysis of Operating Results
Year ended December 31, 2022 compared to the year ended December 31, 2021
Changes in our operating results for the year ended December 31, 2022, as compared with our operating results for the year ended December 31, 2021, were primarily driven by:
•activities associated with our Terminalling services business including:
–higher revenue recognized in June 2021 due to early contract cancellation payment for existing multi-year take-or-pay contract at the Hardisty South Terminal, with no similar occurrence in 2022;
–lower revenues at our combined Hardisty Terminal due to a reduction in contracted capacity at both our legacy Hardisty and Hardisty South terminals that was effective July 1, 2022;
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
–increase in operating costs resulting from a significant non-cash impairment of intangible and long-lived assets associated with our Casper Terminal recognized in the third quarter of 2022 due to recurring periods where cash flow projections were not met due to adverse market conditions, as discussed in detail below;

–lower pipeline fee expenses resulting from lower revenues at the Hardisty and Hardisty South terminals as previously discussed;
–lower selling, general and administrative expenses at the Hardisty South Terminal associated with lower service fees that were paid to our Sponsor for the periods prior to our acquisition of the assets, as discussed in more detail below; and
–lower depreciation and amortization costs associated with the decrease in the carrying value of our intangible assets coupled with a decrease in terminal assets due to the impairment at our Casper Terminal as discussed above.
•higher gains on our interest rate derivatives that included cash proceeds from the settlement of our interest rate derivative that occurred in July and October of 2022, partially offset by a non-cash loss as compared to 2021;
•higher corporate selling, general and administrative expense due to costs incurred during 2022 associated with our acquisition of the Hardisty South Terminal, which was completed in April 2022; and
•an increase in corporate interest expense primarily due to higher interest rates coupled with an increase in average amounts outstanding on our Credit Agreement.
A more comprehensive discussion regarding our results of operations and financial condition for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A discussion regarding our financial condition and results of operation for the year ended December 31, 2021 as compared with the year ended December 31, 2020 for our Fleet Segment and our Corporate results can be found under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 3, 2022, which is available free of charge on the SEC’s website at www.sec.gov and on our website at www.usdpartners.com. Due to the aforementioned acquisition of the Hardisty South Terminal and the associated retrospective recast of our prior year financial results, a discussion regarding our financial condition and results of operation for the year ended December 31, 2021 as compared with the year ended December 31, 2020 for our Terminalling Services Segment has been updated and is provided below.

RESULTS OF OPERATIONS - BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	For the Year Ended December 31,
	2022	2021(1)	2020 (1)
	(in thousands, except Bpd)
Revenues
Terminalling services	$107,075	$198,933	$164,072
Freight and other reimbursables	557	542	795
Total revenues	107,632	199,475	164,867
Operating costs
Subcontracted rail services	13,583	17,828	14,539
Pipeline fees	28,084	54,248	42,869
Freight and other reimbursables	557	542	795
Operating and maintenance	8,830	8,006	8,789
Selling, general and administrative	9,559	57,838	35,880
Impairment of intangible and long-lived assets	71,612	—	—
Goodwill impairment loss	—	—	33,589
Depreciation and amortization	19,643	23,167	22,480
Total operating costs	151,868	161,629	158,941
Operating income (loss)	(44,236)	37,846	5,926
Interest expense	124	499	1,156
Foreign currency transaction loss (gain)	1,916	(730)	91
Other income, net	(78)	(29)	(781)
Provision for income taxes	1,265	862	831
Net income (loss)	$(47,463)	$37,244	$4,629
Average daily terminal throughput (Bpd)	75,706	114,963	85,300

(1)    As discussed in Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies of this Annual Report, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal Acquisition, which we acquired effective April 1, 2022, because the transaction was between entities under common control.
Year ended December 31, 2022 compared to the year ended December 31, 2021
Terminalling Services Revenue
Revenue generated by our Terminalling services segment decreased $91.8 million to $107.6 million for the year ended December 31, 2022, as compared with the year ended December 31, 2021. This decrease was primarily due to the Hardisty South Terminal receiving a customer contract cancellation payment in the second quarter of 2021, as discussed above in Factors Affecting the Comparability of Our Financial Results with no similar occurrence during 2022. Additionally, our combined Hardisty Terminal revenues were also lower due to a reduction in contracted capacity at both our legacy Hardisty and Hardisty South terminals effective July 1, 2022, as discussed above in General Trends and Outlook. Revenues were also lower at our Hardisty Terminal due to an unfavorable variance in the Canadian exchange rate on our Canadian-dollar denominated contracts during 2022 as compared to 2021, discussed in more detail below. In addition, we had lower revenues at our Stroud Terminal due to the decrease in contracted volume commitments that became effective in August 2021 and the conclusion of that sole customer contract in June 2022, as discussed above in Factors Affecting the Comparability of our Financial Results. Partially offsetting this decrease in revenues at our Stroud Terminal was the recognition of previously deferred revenue in the current year associated with the make-up right options we granted to our customers with no similar occurrence in 2021. At our Casper Terminal, we had a decrease in revenues due to lower storage revenues at our Casper Terminal in the current period as compared to the prior year period due to the conclusion of one of our customer contracts that occurred in September 2021 coupled with reduced throughput as discussed below. Partially offsetting the decreased revenue was higher revenue at our West Colton Terminal during 2022 due to the commencement of the renewable diesel contract that occurred in December 2021.
Our average daily terminal throughput decreased 39,257 bpd to 75,706 bpd for the year ended December 31, 2022, as compared with 114,963 bpd for the year ended December 31, 2021. Our throughput volumes decreased primarily due to a decrease in throughput volumes at our Stroud Terminal resulting from the previously discussed decrease in contract volume commitments and the conclusion of our sole customer contract at the terminal effective July 1, 2022, which also lead to a decrease in volumes at our Hardisty Terminal, as it is the origination terminal for volumes delivered to our Stroud Terminal. In addition, our Hardisty Terminal volumes were lower due to a reduction in contracted capacity at our legacy Hardisty and Hardisty South terminals effective July 1, 2022, as discussed above. Throughput volumes at our Casper terminal also decreased primarily due to current market conditions. Partially offsetting this decrease was an increase in throughput volumes at our West Colton Terminal due primarily to the commencement of our new renewable diesel agreement.
Our terminalling services revenue for the year ended December 31, 2022, would have been $2.0 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the year ended December 31, 2022, was the same as the average exchange rate for the year ended December 31, 2021. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7689 for the year ended December 31, 2022 as compared with 0.7978 for the year ended December 31, 2021.
Operating Costs
The operating costs of our Terminalling services segment decreased $9.8 million to $151.9 million for the year ended December 31, 2022, as compared with the year ended December 31, 2021. The decrease is primarily attributable to lower subcontracted rail services costs, pipeline fees, depreciation and amortization and selling, general and administrative expenses, partially offset by higher costs associated with our impairment of intangible and long-lived assets and higher operating and maintenance expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Our terminalling services operating costs for the year ended December 31, 2022, would have been $1.7 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the year ended December 31, 2022, was the same as the average exchange rate for the year ended December 31, 2021.
Subcontracted rail services. Our costs for subcontracted rail services decreased $4.2 million to $13.6 million for the year ended December 31, 2022, as compared with $17.8 million for the year ended December 31, 2021, primarily due to decreased throughput at our terminals, as discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty Terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty and Hardisty South Terminals less direct operating costs. Our pipeline fees decreased $26.2 million to $28.1 million for the year ended December 31, 2022, as compared with the year ended December 31, 2021, primarily due to lower revenues at the Hardisty South Terminal coupled with lower revenues at our legacy Hardisty Terminal as discussed above.
Operating and maintenance. Operating and maintenance expense increased $0.8 million to $8.8 million for the year ended December 31, 2022, as compared with $8.0 million for the year ended December 31, 2021. The increase is primarily due to higher repairs and maintenance costs at the Hardisty and Hardisty South terminals incurred for general periodic repairs needed at the terminals coupled with higher operational supplies, fuel and utility costs due to increased inflation rates. The increase was partially offset due to lower utility and supply costs at our Stroud Terminal associated with lower throughput volumes as discussed above.
Selling, general and administrative. Selling, general and administrative expense decreased $48.3 million to $9.6 million for the year ended December 31, 2022, as compared with the year ended December 31, 2021. The decrease is primarily attributable to lower costs at the Hardisty South Terminal associated with services fees paid to our Sponsor. Prior to our acquisition of the Hardisty South entities, USD and the Hardisty South entities entered into a services agreement for the provision of services related to the management and operation of transloading assets. Services provided consisted of financial and administrative, information technology, legal, management, human resources, and tax, among other services. Upon our acquisition of the entities effective April 1, 2022, this services agreement was cancelled and a similar agreement was established with us. This results in the service fee income being allocated to us, and therefore offsetting the expense in the Hardisty South Terminal entity subsequent to the acquisition date of April 1, 2022. Refer to Item 8. Financial Statements and Supplementary Data, Note 13. Transactions with Related Parties in this Annual Report for further discussion.
Impairment of intangible and long-lived assets. In September 2022, we tested the intangible and long-lived assets associated with our Casper Terminal for impairment due to recurring periods where cash flow projections were not met due to adverse market conditions at our Casper Terminal. As a result of our impairment testing, we recognized an impairment loss on our intangible and long-lived assets of $71.6 million for the year ended December 31, 2022. Refer to Item 8. Financial Statements and Supplementary Data, Note 8. Property and Equipment and Note 10. Goodwill and Intangibles in this Annual Report for further discussion.
Depreciation and amortization. Depreciation and amortization expense decreased $3.5 million to $19.6 million for the year ended December 31, 2022, as compared with the year ended December 31, 2021. This decrease is associated primarily with the decrease in the carrying value of our intangible assets coupled with a decrease in the carrying value of the assets at the Casper terminal due to the impairment that was recognized in September 2022.
Other Expenses (Income)
Interest expense. Interest expense decreased $0.4 million for the year ended December 31, 2022 as compared with $0.5 million of interest expense for the year ended December 31, 2021. Prior to our acquisition, the Hardisty South entities had a Construction Loan Agreement as discussed in Item 8. Financial Statements and Supplementary Data, Note 11. Debt in this Annual Report. As of March 2022, the remaining balance of the Construction Loan Agreement was transferred by the Hardisty South entities to a subsidiary of our Sponsor. The decrease in interest expense associated with the Hardisty South Construction Loan Agreement is due primarily to a lower balance of debt outstanding when compared to the prior period presented.
Year ended December 31, 2021 compared to the year ended December 31, 2020
Terminalling Services Revenue
Revenue generated by our Terminalling services segment increased $34.6 million to $199.5 million for the year ended December 31, 2021, as compared with $164.9 million for the year ended December 31, 2020. This increase was primarily due to higher revenues at the Hardisty South and legacy Hardisty Terminals and our Casper Terminal, partially offset by lower revenues at our Stroud Terminal. The higher revenues at the Hardisty South Terminal were primarily associated with a customer contract cancellation payment received in the second quarter of 2021, as discussed above in Factors Affecting the Comparability of Our Financial Results with no similar occurrence during 2020. At our combined Hardisty Terminal we also had increased revenues due to a favorable variance resulting from the Canadian exchange rate on our Canadian-dollar denominated contracts during 2021 as compared to 2020, discussed in more detail below, coupled with an increase in rates on certain of our agreements at our legacy Hardisty Terminal when compared to 2020. Partially offsetting these increases were revenues that were recognized in 2020 at our legacy Hardisty Terminal that were previously deferred in the prior year associated with the make-up right options we granted to customers as these rights were deemed unlikely to be used in future periods, with no similar recognition of revenue occurring during 2021. Our Casper Terminal revenues also increased due to higher throughput volumes at the terminal during 2021 as compared to 2020. The decrease in revenues at our Stroud

Terminal was primarily due to lower revenues during the second half of 2021 associated with the existing customer electing to reduce its contracted volume commitments by one-third of their previous commitment effective August 2021 as a result of the successful commencement of the DRU, as discussed above in Factors Affecting the Comparability of our Financial Results. In addition, we deferred revenue at our Stroud Terminal during the fourth quarter of 2021 associated with the make-up right options we grant our customers that were expected to be exercised in 2022. These decreases in revenues at our Stroud Terminal were partially offset by higher revenues due to higher rates that are based on crude oil pricing index differentials.
Our average daily terminal throughput increased 29,663 bpd to 114,963 bpd for the year ended December 31, 2021, as compared with 85,300 bpd for the year ended December 31, 2020 due primarily to higher throughput volumes at our Hardisty, Stroud and Casper terminals. Throughput volumes at our Hardisty Terminal increased on a year-to-date basis in 2021 resulting from higher crude oil price levels and a wider average WCS to WTI pricing spread as compared to the low levels that existed in 2020 due to the decreased demand that existed resulting from the impacts of the COVID-19 pandemic. In addition, a portion of our Hardisty throughput volumes also drives the demand for deliveries to our Stroud Terminal and its connection to the Cushing oil hub, and as a result, throughput at our Stroud Terminal increased during 2021 as compared to 2020. The favorable pricing environment discussed above also led to the increase in throughput volumes at our Casper Terminal. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services. Increases in the average daily terminal throughput activity usually only affect revenue to the extent such amounts are in excess of the minimum monthly committed volumes. However, increases in throughput activity do increase the variable operating costs associated with our terminals, as discussed below.
Our terminalling services revenue for the year ended December 31, 2021, would have been $9.9 million lower if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the year ended December 31, 2021, was the same as the average exchange rate for the year ended December 31, 2020. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7978 for the year ended December 31, 2021 as compared with 0.7463 for the year ended December 31, 2020.
Operating Costs
The operating costs of our Terminalling services segment increased $2.7 million to $161.6 million for the year ended December 31, 2021, as compared with $158.9 million for the year ended December 31, 2020. The increase is primarily attributable to an increase in selling, general and administrative expenses coupled with increases in pipeline fees and subcontracted rail services costs mostly offset by impairment of our goodwill recognized in 2020 at our Casper Terminal due to economic conditions in 2020 with no similar occurrence in 2021.
Our terminalling services operating costs for the year ended December 31, 2021, would have been $8.4 million less if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the year ended December 31, 2021, was the same as the average exchange rate for the year ended December 31, 2020.
Subcontracted rail services. Our costs for subcontracted rail services increased $3.3 million to $17.8 million for the year ended December 31, 2021, as compared with $14.5 million for the year ended December 31, 2020, primarily due to the increased throughput at our terminals that occurred during 2021, as discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty Terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty and Hardisty South Terminal less direct operating costs. Our pipeline fees increased $11.4 million to $54.2 million for the year ended December 31, 2021, as compared with the year ended December 31, 2020, primarily due to higher revenues at our Hardisty and Hardisty South Terminals. Partially offsetting this increase, during 2020 we recognized previously deferred pipeline fees associated with the make-up right options we granted to customers of our Hardisty Terminal, with no similar occurrence in 2021.

Selling, general and administrative. Selling, general and administrative expense increased $22.0 million to $57.8 million for the year ended December 31, 2021, as compared with the year ended December 31, 2020. The increase is primarily attributable to an increase in service fees at the Hardisty South Terminal paid to our Sponsor as discussed above, due to increased costs associated with the management and operation of the Hardisty South Terminal in 2021 as compared to 2020. Partially offsetting this increase was a decrease to selling, general and administrative expenses due to a change in the allocation of certain selling, general and administrative expenses from the Terminalling services segment to corporate that are not directly related to operating our Terminalling services segment that began in the first quarter of 2021. As such, there was a corresponding increase in corporate selling, general and administrative costs for the year ended December 31, 2021. Refer to Item 8. Financial Statements and Supplementary Data, Note 15. Segment reporting in this Annual Report for further discussion on the change in segment cost allocation. Additionally, our Terminalling services segment selling, general and administrative costs decreased during 2021 as compared to 2020 due to lower costs allocated to us associated with the management and operations of our legacy terminals.
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
Other Expenses (Income)
Interest expense. Interest expense decreased $0.7 million to $0.5 million for the year ended December 31, 2021, as compared with $1.2 million for the year ended December 31, 2020. Prior to our acquisition, the Hardisty South entities had a Construction Loan Agreement as discussed in Item 8. Financial Statements and Supplementary Data, Note 11. Debt in this Annual Report. The decrease in interest expense was due to a lower debt balance outstanding associated with the Hardisty South Construction Loan Agreement.
Other income, net. Other income, net decreased $0.8 million for the year ended December 31, 2021. We had no significant other income or expense for the year ended December 31, 2021 as compared with $0.8 million of other income for the year ended December 31, 2020. This decrease is primarily associated with a decrease in income earned as an incentive for railcar movements of a customer at our Hardisty Terminal.

FLEET SERVICES
The following table sets forth the operating results of our Fleet services business for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues
Fleet leases	$3,037	$3,935	$3,935
Fleet services	986	934	1,113
Freight and other reimbursables	—	141	167
Total revenues	4,023	5,010	5,215
Operating costs
Freight and other reimbursables	—	141	167
Operating and maintenance	3,246	3,976	4,096
Selling, general and administrative	115	296	879
Total operating costs	3,361	4,413	5,142
Operating income	662	597	73
Foreign currency transaction loss (gain)	(14)	(2)	1
Other income, net	(3)	—	(7)
Provision for (benefit from) income taxes	28	71	(494)
Net income	$651	$528	$573
Year ended December 31, 2022 compared to the year ended December 31, 2021
Operating Results
Revenues generated by our Fleet services segment decreased $1.0 million to $4.0 million for the year ended December 31, 2022, as compared with $5.0 million for the year ended December 31, 2021.
Our fleet lease revenues decreased $0.9 million to $3.0 million for the year ended December 31, 2022, as compared with $3.9 million for the year ended December 31, 2021. This decrease in revenues was primarily due to lower fleet lease revenues associated with a master fleet service agreement that was renewed and extended in the fourth quarter of 2022 at a reduced market rate compared to the prior year, while the volume of rail cars remained constant throughout the same period.
Operating and maintenance expenses decreased $0.8 million to $3.2 million for the year ended December 31, 2022, as compared with $4.0 million for the year ended December 31, 2021. The decrease is primarily due to lower rent costs negotiated with the renewed and extended master fleet service agreement referenced above.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Operating costs
Selling, general and administrative	$16,111	$12,558	$11,611
Operating loss	(16,111)	(12,558)	(11,611)
Interest expense	10,546	6,491	8,932
Loss (gain) associated with derivative instruments	(12,327)	(4,129)	3,896
Foreign currency transaction loss	153	25	78
Other income, net	(9)	(2)	(5)
Net loss	$(14,474)	$(14,943)	$(24,512)
Year ended December 31, 2022 compared to the year ended December 31, 2021
Costs associated with our corporate activities decreased by $0.4 million to $14.5 million for the year ended December 31, 2022, as compared to $14.9 million for the year ended December 31, 2021.
Our corporate selling, general and administrative expenses increased $3.5 million to $16.1 million for the year ended December 31, 2022 as compared with $12.6 million for the year ended December 31, 2021. The increase is primarily due to costs related to our acquisition of Hardisty South, which was completed in April 2022. Refer to Item 8. Financial Statements and Supplementary Data, Note 3.Hardisty South Terminal Acquisition in this Annual Report for more information.
Interest expense costs increased $4.0 million to $10.5 million for the year ended December 31, 2022, as compared to $6.5 million for the year ended December 31, 2021, primarily due to an increase in interest rates coupled with a slight increase in the balance of debt outstanding during the period, partially offset by a decrease in commitment fees, as compared to the same period in 2021. In addition, we had a gain of $12.3 million recognized on our interest rate derivatives for the year ended December 31, 2022, as compared to a gain of $4.1 million for the same period in 2021. The higher gain in the current year includes the impact of the cash proceeds from the settlements of our interest rate derivatives that occurred in July and October 2022, partially offset by a non-cash loss on our interest rate derivatives. Refer to Item 8. Financial Statements and Supplementary Data, Note 18. Derivative Financial Instruments in this Annual Report for more information.

LIQUIDITY AND CAPITAL RESOURCES
Our principal liquidity requirements include:
•financing current operations;
•servicing our debt;
•funding capital expenditures, including potential acquisitions and the costs to construct new assets; and
•making distributions to our unitholders
We have historically financed our operations with cash generated from our operating activities, borrowings under our Credit Agreement as defined below and loans from our sponsor.
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
On October 29, 2021, we entered into an amendment to our Credit Agreement, with a syndicate of lenders. The amendment extended the maturity date of the agreement by one year. The aggregate borrowing capacity of the facility is $275 million and reflects the resignation of Citibank N.A. as administrative agent and swing line lender under the facility and the appointment of Bank of Montreal as the successor administrative agent and swing line lender under the facility.
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

Our borrowings under the Credit Agreement bear interest at either a base rate plus an applicable margin ranging from 1.00% to 2.00%, or at a rate based on the London Interbank Offered Rate, or LIBOR, or a comparable or successor rate plus an applicable margin ranging from 2.00% to 3.00%. The applicable margin, as well as a commitment fee of 0.375% to 0.50% per annum on unused commitments under the Credit Agreement will vary based upon our Consolidated Net Leverage Ratio.
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
Additionally, we are required to maintain the following financial ratios, each determined on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, on an annualized basis), as of December 31, 2022:
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

At December 31, 2022, we were in compliance with the covenants, set forth in our Credit Agreement.
The weighted average interest rate on our outstanding indebtedness was 6.92% and 2.39% at December 31, 2022 and 2021, respectively, without consideration to the effect of our derivative contracts. In addition to the interest we incur on our outstanding indebtedness, we paid commitment fees of 0.50% on unused commitments.
The following table presents our available liquidity as of the dates indicated:

	December 31,
	2022	2021
	(in millions)
Cash and cash equivalents (1)	$2.5	$5.5
Aggregate borrowing capacity under Credit Agreement	275.0	275.0
Less: Amounts outstanding under the Credit Agreement	215.0	168.0
Available liquidity based on Credit Agreement capacity	$62.5	$112.5
Available liquidity based on Credit Agreement covenants (2)	$55.5	$85.5

(1)    Excludes amounts that are restricted pursuant to our collaborative agreement with Gibson.
(2)    Pursuant to the terms of our Credit Agreement our borrowing capacity is limited to 4.5 times (5.0 times for the two quarters following a material acquisition) our trailing 12-month consolidated EBITDA, which equates to $53.0 million and $80.0 million of borrowing capacity available based on our covenants at December 31, 2022 and 2021, respectively. Our acquisition of Hardisty South, which was completed in April 2022, is treated as a material acquisition under the terms of our Credit Agreement. As a result our borrowing capacity was limited to 5.0 times our 12-month trailing consolidated EBITDA through December 31, 2022.
Subsequent to December 31, 2022, we amended the terms of our Credit Agreement. Refer to Item 8. Financial Statements and Supplementary Data Note 22. Subsequent Events in this Annual Report for more information.
On April 6, 2022, we completed the acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG, exchanged our sponsor’s economic general partner interest in us for a non-economic general partner interest and eliminated our sponsor’s incentive distribution rights, or IDRs, for a total consideration of $75 million in cash and 5,751,136 common units, that was made effective as of April 1, 2022. The acquisition was determined to be a business combination of entities under common control. Refer to Item 8. Financial Statements and Supplementary Data Note 3. Hardisty South Terminal Acquisition in this Annual Report for more information. The entities acquired in the Hardisty South acquisition have been included in our Terminalling Services segment for all historical periods presented.
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

	For the Year Ended December 31,
	2022	2021 (1)	2020 (1)
	(in thousands)
Net cash provided by (used in):
Operating activities	$37,241	$57,886	$50,571
Investing activities	(73,719)	(5,187)	(3,194)
Financing activities	28,757	(59,255)	(46,551)
Effect of exchange rates on cash	784	(1,226)	(100)
Net change in cash, cash equivalents and restricted cash	$(6,937)	$(7,782)	$726

(1)    As discussed in Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies of this Annual Report, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal, which we acquired effective April 1, 2022, because the transaction was between entities under common control.
Operating Activities
Net cash provided by operating activities decreased to $37.2 million for the year ended December 31, 2022, from $57.9 million for the year ended December 31, 2021. The decrease in net cash provided by operating activities is primarily attributable to the changes in cash flow derived from our operating results as discussed above in Results of Operations. In addition, while our net loss for the year ended December 31, 2022 was $84.1 million more than our net income for 2021, the net loss from 2022 included a significant amount of non-cash losses and gains that impacted our net loss but did not impact our cash flow. These non-cash items included an impairment loss on our intangible and long-lived assets and non-cash losses associated with our derivative instruments as compared to the non-cash derivative gain we recognized in 2021. The change in net cash provided by operating activities was also impacted by the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.
Investing Activities
Net cash used in investing activities increased by $68.5 million to $73.7 million for the year ended December 31, 2022, as compared with $5.2 million for the year ended December 31, 2021 primarily due to the acquisition of Hardisty South Terminal from USD, which included a cash payment of $75 million. Refer to Item 8. Financial Statements and Supplementary Data Note 3. Hardisty South Terminal Acquisition in this Annual Report.
Financing Activities
Net cash provided by financing activities increased to $28.8 million for the year ended December 31, 2022, from net cash used by financing activities of $59.3 million for the year ended December 31, 2021. Our net proceeds on our long-term debt during the year ended December 31, 2022 were $89.1 million higher than the net payments on our long-term debt during the year ended December 31, 2021. In addition, there was an increase in cash paid for distributions and for participant withholding taxes associated with vested Phantom Units during the year ended December 31, 2022 as compared to the same period in 2021.
Cash Requirements
Our primary requirements for cash are: (1) financing current operations, (2) servicing our debt, (3) funding capital expenditures, including potential acquisitions and the costs to construct new assets, and (4) making distributions to our unitholders. We expect to fund future cash requirements from cash from our balance sheet, cash flow generated by our operating activities, borrowings under our Credit Agreement and the issuance of additional partnership interests or long-term debt.

On April 6, 2022, we completed the acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG, as described above. The total consideration for the transaction was $75 million in cash, plus 5,751,136 common units, which were issued to USDG. Additionally we incurred $3.2 million of additional expenses during the year ended December 31, 2022 associated with the transaction.
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
Although we have not experienced significant maintenance capital expenditures in prior years, as the age and usage of our assets increase, we expect that costs we incur to maintain our assets in compliance with sound business practice, our contractual relationships and applicable regulatory requirements will likely increase. Some of these costs will be characterized as maintenance capital expenditures. We incurred $56 thousand and $541 thousand of maintenance capital expenditures during the year ended December 31, 2022 and 2021, respectively.
Our total net expansion capital expenditures for the year ended December 31, 2022, amounted to $73.7 million and were primarily associated with the acquisition of Hardisty South Terminal from USD. Our total expansion capital expenditures for the year ended December 31, 2021 was $4.6 million primarily due to the modifications made at the Hardisty South Terminal associated with our Sponsor’s DRU project that were incurred prior to our acquisition coupled with project costs for the renewable diesel adaptation at our West Colton Terminal. We expect to fund future capital expenditures from cash on our balance sheet, cash flow generated from our operating activities, borrowings under our Credit Agreement and the issuance of additional partnership interests or long-term debt.

Financing our Current Operations
We finance our current operations through cash generated by our operating activities. Our operating costs are comprised primarily of subcontracted rail services, pipeline fees, repairs and maintenance expenses, materials and supplies, utility costs, insurance premiums and lease costs for facilities and equipment. In addition, our operating expenses include the cost of leasing railcars from third-party railcar suppliers and the shipping fees charged by railroads, which costs are generally passed through to our customers. We expect our expenses to remain relatively stable, but they may fluctuate from period to period depending on the mix of activities performed and actual volumes throughput during a period and the timing of these expenditures. We expect to incur additional operating costs, including subcontracted rail services and pipeline fees, when we handle additional volumes at our terminals. Refer to Item 8. Financial Statements and Supplementary Data, Note 9. Leases and Note 14. Commitments and Contingencies in this Annual Report for more information.
Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating, investing and distribution needs. As previously discussed, in July 2022 we terminated and settled our then existing interest rate swap for cash proceeds of $7.7 million and used the proceeds from that settlement to pay down outstanding debt on the Credit Agreement. As also previously discussed, in October 2022 we terminated and settled our existing interest rate swap for cash proceeds of $9.0 million. We used the proceeds from this settlement to pay down outstanding debt on the Credit Agreement and fund our ongoing working capital needs. During the year ended December 31, 2022, we received $75 million of proceeds from borrowings on our Credit Agreement to finance our acquisition of the Hardisty South Terminal and made repayments of $29.4 million on our Credit Agreement from cash flow in excess of our operating and investing needs.
Distributions
Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we do not have a legal obligation to distribute any particular amount per common unit.
For the quarter ended December 31, 2022, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.1235 per unit on all of our units. Our current quarterly distribution of $0.1235 per unit equates to $4.1 million per quarter, or $16.5 million per year, based on the number of common units outstanding as of February 8, 2023. USDG waived its distribution on all of its 17,308,226 common units with respect to the fourth quarter 2022 distribution, reducing the fourth quarter distribution by approximately $2.1 million. The Board re-evaluates our distribution policy on a quarterly basis and will take into consideration updated commercial progress, including our ability to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals, and our compliance with the covenants under the Credit Agreement, as well as recent changes to the market. With respect to any quarter, in its good faith determination, the Board may reduce or suspend our cash distributions.
As previously discussed, in January 2023, we executed an amendment to our Credit Agreement. As such, beginning January 31, 2023 and continuing through the current maturity of our Credit Agreement, our ability to make distributions, other restricted payments and investments will be more limited than prior to closing the Amendment if our Consolidated Net Leverage Ratio, pro forma for such distribution, other restricted payment or investment, exceeds 4.5x, or our pro forma liquidity is less than $20 million.
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
Foreign Currency Exchange Risk
We currently derive a significant portion of our cash flows from our Canadian operations, particularly our combined Hardisty Terminal. As a result, portions of our cash and cash equivalents are denominated in Canadian dollars and are held by foreign subsidiaries, which amounts are subject to fluctuations resulting from changes in the exchange rate between the U.S. dollar and the Canadian dollar. We employ derivative financial instruments to minimize our exposure to the effect of foreign currency fluctuations, as we deem necessary, based upon anticipated economic conditions.
UNIT BASED COMPENSATION
Refer to Note 20. Unit Based Compensation of Item 8. Financial Statements and Supplementary Data in this Annual Report for a discussion regarding unit based compensation.
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
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to make judgments, assumptions and estimates based on the best available information at the time. The following accounting policies are considered critical because they are important to the portrayal of our financial condition and results, and involve a higher degree of complexity and judgment on the part of management. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control. Significant estimates by management include the estimated lives of depreciable property and equipment, recoverability of long-lived assets and provision or benefit for income taxes.
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
Terminalling Services Revenues
We derive a majority of our revenues from contracts to provide terminalling services, which include pipeline transportation, storage, loading and unloading of crude oil and related products from and into railcars and trucks, as well as the transloading of biofuels from railcars into trucks. Our Terminal Services Agreements for crude oil, biofuels and related products are generally established under multi-year, take-or-pay provisions that require monthly payments from our customers for their minimum monthly volume commitments in exchange for our performance of the terminalling services enumerated above. Variable consideration, such as volume-based pricing, included in our agreements is typically resolved within the applicable accounting period.
We recognize revenue for the terminalling services we provide based upon the contractual rates set forth in our agreements related to throughput volumes. We recognize revenue over time as we render services based on the throughput delivered as this best represents the value we provide to customers for our services. All of the contracted capacity at our Hardisty Terminal and West Colton is contracted under multi-year agreements that contain “take-or-pay” provisions where we are entitled to the payment of minimum monthly commitment fees from our customers, regardless of whether the specified throughput volumes to which the customer committed is achieved.
Our Terminal Services Agreements at our Hardisty Terminal and West Colton Terminal generally grant our customers make-up rights that allow them to load volumes in excess of their minimum monthly commitment in future periods, without additional charge, to the extent capacity is available for the excess volume. The make-up rights typically expire, if unused, in subsequent periods up to 12 months following the period for which the volumes were originally committed. We currently recognize substantially all of the amounts we receive for minimum commitment fees as revenue when collected, since breakage associated with these make-up rights options has varied between 97% and 100% based on our experience and expectations around usage of these options. Breakage rates are regularly evaluated and modified as necessary to reflect our current expectations and experience. If we do not expect to be entitled to a breakage amount, we defer the recognition of revenue associated with volumes that are below the minimum monthly commitment until we determine that the likelihood that the customer will be able to make up the minimum volume is remote or the make-up right expires. If we expect to be entitled to a breakage amount, we estimate expected breakage and recognize the expected breakage amount as revenue in proportion to the trend of rights exercised by the customer.
Fleet Services Revenues
Our fleet services contract provides for the sourcing of railcar fleets and related logistics and maintenance services. We allocate revenue between the lease and service components based on the relative standalone values and account for each component under the applicable accounting guidance. We record revenues for fleet leases on a gross basis, since we are deemed the primary obligor for the services.
We recognize revenue for our fleet lease and related party administrative services ratably over the contract period as services are consistently provided throughout the period. Revenue for reimbursable costs is recognized on a gross basis on our consolidated statements of operations as “Freight and other reimbursables,” as the costs are incurred. We have deferred revenues for amounts collected in advance from our customer in our Fleet services segment, which we will recognize as revenue as the underlying services are performed pursuant to the terms of our contract.
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
We consider a long-lived asset to be impaired when the sum of the estimated, undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset. Factors that indicate potential impairment include, but are not limited to: a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, or a significant change in the asset’s physical condition or use.
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

Stroud Terminal
In June 2022 the contract for our sole customer at our Stroud Terminal expired and was not renewed. The expiration of this contract represented a trigger event that required us to assess the recoverability of our long-lived assets associated with the Stroud Terminal at June 30, 2022. Our assessment of recoverability includes projected cash flow assumptions expected to be derived from our operation of the Stroud Terminal without regard to any expansion of its existing service potential at June 30, 2022. The assumptions underlying our cash flow projections include our ability to renew contracts and expand business in the future with our prior customer, and our ability to enter into contracts with new customers and obtain additional commitments regarding the use of these facilities. The critical assumptions underlying our projections include:
•incremental volumes expected at our Stroud terminal of approximately 7,500 bpd and 16,000 bpd for terminalling services primarily commencing during the first half of 2023;
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
We have not observed any events or circumstances subsequent to our analysis that would suggest the fair value of our Stroud Terminal is below the carrying amount as of December 31, 2022.
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
2) a hold factor ranging from 3% to 20% representing estimated appraisal depreciation floors that were used to establish a minimal value for assets remaining in use; and
3) estimates for replacement cost representing the current cost of producing or constructing a similar new asset having the nearest equivalent utility as the property being valued.
As a result of the impairment analysis discussed above, we determined that the carrying value of the Casper Terminal asset group exceeded the fair value of the Casper terminal as of September 30, 2022, the date of our evaluation. As a result, we have recognized a non-cash impairment loss of $36.0 million for the year ended December 31, 2022, to write down the property, plant and equipment of the terminal to its fair market value, the charge for which we have included in “Impairment of intangible and long-lived assets” within our consolidated statements of operations as part of our Terminalling services segment.
Assessment of Recoverability of Intangible Assets
As a result of the impairment analysis discussed above, we allocated a portion of that impairment to our intangible assets. Accordingly, we have recognized a non-cash impairment loss of $35.6 million for the year ended December 31, 2022 associated with our intangible assets and have included this charge in “Impairment of intangible and long-lived assets” within our consolidated statements of operations as party of our Terminalling services segment. At December 31, 2022, we had a remaining intangible asset balance of $3.5 million in our consolidated balance sheet.
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

Report of Independent Registered Public Accounting Firm
Partners of USD Partners LP and Board of Directors of USD Partners GP LLC, as General Partner of USD Partners LP
Houston, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of USD Partners LP (the “Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 2, 2023 expressed an unqualified opinion thereon.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Partnership’s Credit Agreement matures within 12 months of the date of this report, which raises substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments other than a valuation allowance against the Partnership’s deferred tax asset, that might result from the outcome of this uncertainty.
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

Deferred Revenue
As described in Notes 2 and 4 to the consolidated financial statements, the Partnership’s terminalling services agreements at the Hardisty and West Colton terminals generally grant make-up rights to customers that do not meet their minimum monthly volume commitment. These rights allow customers to make up the volume deficiency by loading volumes in excess of their minimum monthly volume commitment in future periods, without additional charge, to the extent capacity is available for the excess volume. The make-up rights typically expire, if unused, in subsequent periods up to 12 months following the period for which the volumes were originally committed. As of December 31, 2022, the Partnership had deferred revenue associated with make-up rights of $0.4 million, which represents the amount of make-up rights (“breakage”) the Partnership expects its customers will exercise.
We identified management’s judgments used to estimate breakage as a critical audit matter. Significant judgments are required by management to develop the estimate of breakage, including (1) forecasting customer usage of the respective terminals based on expected customer train slot usage (“Nominations”) and Nomination trends for the foreseeable future periods; (2) management’s projections of the prices of crude oil and relevant pricing differentials and the impact of government crude oil production curtailment restrictions, if any, which are outside of the Partnership’s control; and (3) available pipeline takeaway capacity and associated pipeline apportionment levels. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required in performing procedures and evaluating audit evidence obtained related to management’s assumptions.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls relating to management’s assessment of deferred revenue and estimate of breakage, including controls over the accuracy of the underlying data used;
•Evaluating customer’s expectations for future usage by obtaining customer correspondence stating their Nominations and agreeing to the Company’s analysis;
•Evaluating the reasonableness of significant assumptions used by management by obtaining third party information to support both applicable future oil prices and industry information on current government crude oil production curtailment restrictions; and
•Testing the available pipeline takeaway capacity and associated pipeline apportionment levels used in management’s breakage analysis by comparing to market data.
Impairment of Long-Lived Assets
As described in Notes 8, 9 and 10 to the consolidated financial statements, the Partnership’s consolidated net property and equipment, right of use assets and consolidated net intangible asset balances were $106.9 million, $1.5 million and $3.5 million, respectively, as of December 31, 2022. Management reviews its long-lived assets, including property and equipment, right of use assets and intangibles, by asset grouping, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recovered over their estimated remaining useful lives (“triggering events”). An impairment is recorded when the carrying value of the asset grouping exceeds its estimated undiscounted future cash flows. As a result of a triggering event identified during the quarter ended September 30, 2022, management reviewed the Casper terminal asset group for recoverability. The triggering event was due to recurring periods where cash flow projections were not met due to adverse market conditions at the Casper Terminal.
We identified the valuation of the long-lived assets used in the impairment analysis for the Casper terminal as a critical audit matter, specifically to the Company’s estimate of the fair value of property and equipment. The principal considerations for our determination were the complexity of the estimates used in the calculation of the operating floor value of the Casper terminal property and equipment, which included replacement cost new and hold factor estimates. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls relating to the assessment of the impairment of long-lived assets, specifically as it relates to the controls over the Company’s property and equipment listing used within the fair value analysis;
•Testing the completeness and accuracy of the underlying data used in estimating the operating floor value of the Casper terminal; and
•Utilizing internal valuation specialists to evaluate the reasonableness of the replacement cost new and hold factor estimates used by management in developing the estimate of the operating floor value of the Casper terminal, as follows:
◦Compared asset categories and cost indexes used by Management to the asset description within listings provided,
◦Verified cost indexes utilized by Management to ensure they were relevant to identified asset categories within the valuation model: and
◦Independently verified minimum percentage good factors selected by Management were consistent with information published in industry guides.

/s/ BDO USA, LLP
We have served as the Partnership’s auditor since 2014.
Houston, Texas
March 2, 2023

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS (1)

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands of US dollars, except per unit amounts)
Revenues
Terminalling services	$104,409	$196,180	$154,041
Terminalling services — related party	2,666	2,753	10,031
Fleet leases — related party	3,037	3,935	3,935
Fleet services	—	24	203
Fleet services — related party	986	910	910
Freight and other reimbursables	524	683	896
Freight and other reimbursables — related party	33	—	66
Total revenues	111,655	204,485	170,082
Operating costs
Subcontracted rail services	13,583	17,828	14,539
Pipeline fees	28,084	54,248	42,869
Freight and other reimbursables	557	683	962
Operating and maintenance	11,818	11,738	12,885
Operating and maintenance — related party	258	244	—
Selling, general and administrative	13,328	11,249	11,471
Selling, general and administrative — related party	12,457	59,443	36,899
Impairment of intangible and long-lived assets	71,612	—	—
Goodwill impairment loss	—	—	33,589
Depreciation and amortization	19,643	23,167	22,480
Total operating costs	171,340	178,600	175,694
Operating income (loss)	(59,685)	25,885	(5,612)
Interest expense	10,670	6,990	10,088
Loss (gain) associated with derivative instruments	(12,327)	(4,129)	3,896
Foreign currency transaction loss (gain)	2,055	(707)	170
Other income, net	(90)	(31)	(793)
Income (loss) before income taxes	(59,993)	23,762	(18,973)
Provision for income taxes	1,293	933	337
Net income (loss)	$(61,286)	$22,829	$(19,310)
Net income (loss) attributable to limited partner interest	$(59,917)	$21,099	$(19,479)
Net income (loss) per common unit (basic and diluted) (Note 4)	$(1.88)	$0.77	$(0.74)
Weighted average common units outstanding	31,915	27,182	26,514
Net income (loss) per subordinated unit (basic and diluted) (Note 4)	$—	$—	$(0.05)
Weighted average subordinated units outstanding	—	—	286

(1)    As discussed in Note 2. Summary of Significant Accounting Policies of this Annual Report, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal, which we acquired effective April 1, 2022, because the transaction was between entities under common control.
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (1)

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands of US dollars)
Net income (loss)	$(61,286)	$22,829	$(19,310)
Other comprehensive income — foreign currency translation	(3,963)	(898)	861
Comprehensive income (loss)	$(65,249)	$21,931	$(18,449)

(1)    As discussed in Note 2. Summary of Significant Accounting Policies of this Annual Report, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal, which we acquired effective April 1, 2022, because the transaction was between entities under common control.

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (1)

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands of US dollars)
Cash flows from operating activities:
Net income (loss)	$(61,286)	$22,829	$(19,310)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,643	23,167	22,480
Loss (gain) associated with derivative instruments	(12,327)	(4,129)	3,896
Settlement of derivative contracts	15,878	(1,112)	(892)
Unit based compensation expense	4,845	5,698	6,563
Loss associated with disposal of assets	3	11	—
Deferred income taxes	90	(78)	(752)
Amortization of deferred financing costs	1,170	1,232	1,109
Impairment of intangible and long-lived assets	71,612	—	—
Goodwill impairment loss	—	—	33,589
Changes in operating assets and liabilities:
Accounts receivable	4,616	1,749	(911)
Accounts receivable — related party	1,638	580	2,918
Prepaid expenses, inventory and other assets	5,669	(2,109)	(3,525)
Other assets — related party	—	15	335
Accounts payable and accrued expenses	(4,355)	4,989	(481)
Accounts payable and accrued expenses — related party	(856)	8,440	(1,493)
Deferred revenue and other liabilities	(9,174)	(3,050)	8,086
Deferred revenue and other liabilities — related party	75	(346)	(1,041)
Net cash provided by operating activities	37,241	57,886	50,571
Cash flows from investing activities:
Additions of property and equipment	(468)	(5,187)	(3,194)
Reimbursement of capital expenditures from collaboration arrangement	1,749	—	—
Acquisition of Hardisty South entities from Sponsor	(75,000)	—	—
Net cash used in investing activities	(73,719)	(5,187)	(3,194)
Cash flows from financing activities:
Payments for deferred financing costs	(13)	(1,595)	(178)
Distributions	(15,738)	(13,307)	(20,203)
Vested Phantom Units used for payment of participant taxes	(1,096)	(860)	(1,789)
Proceeds from long-term debt	75,000	—	12,000
Repayment of long-term debt	(29,396)	(43,493)	(36,381)
Net cash provided by (used in) financing activities	28,757	(59,255)	(46,551)
Effect of exchange rates on cash	784	(1,226)	(100)
Net change in cash, cash equivalents and restricted cash	(6,937)	(7,782)	726
Cash, cash equivalents and restricted cash — beginning of year	12,717	20,499	19,773
Cash, cash equivalents and restricted cash — end of year	$5,780	$12,717	$20,499

(1)    As discussed in Note .2 Summary of Significant Accounting Policies of this Annual Report, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal, which we acquired effective April 1, 2022, because the transaction was between entities under common control.
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS (1)

	December 31,
	2022	2021
	(in thousands of US dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,530	$5,541
Restricted cash	3,250	7,176
Accounts receivable, net	2,169	6,764
Accounts receivable — related party	409	2,051
Prepaid expenses	3,188	4,538
Inventory	—	3,027
Other current assets	1,746	129
Total current assets	13,292	29,226
Property and equipment, net	106,894	157,854
Intangible assets, net	3,526	48,886
Operating lease right-of-use assets	1,508	5,658
Other non-current assets	1,556	5,392
Total assets	$126,776	$247,016
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$3,771	$7,706
Accounts payable and accrued expenses — related party	765	14,131
Deferred revenue	3,562	7,575
Deferred revenue — related party	128	—
Long-term debt, current portion	214,092	4,251
Operating lease liabilities, current	700	4,674
Other current liabilities	7,907	9,012
Other current liabilities — related party	11	64
Total current liabilities	230,936	47,413
Long-term debt, net	—	167,370
Operating lease liabilities, non-current	688	793
Other non-current liabilities	7,556	9,585
Total liabilities	239,180	225,161
Commitments and contingencies (Note 14)
Partners’ capital
Common units (33,381,187 authorized and issued at December 31, 2022 and 27,268,878 authorized and issued at December 31, 2021)	(108,263)	16,355
General partner units (461,136 authorized and issued at December 31, 2021)	—	5,678
Accumulated other comprehensive loss	(4,141)	(178)
Total partners’ capital	(112,404)	21,855
Total liabilities and partners’ capital	$126,776	$247,016

(1)    As discussed in Note 2. Summary of Significant Accounting Policies of this Annual Report, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal, which we acquired effective April 1, 2022, because the transaction was between entities under common control.
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (1)

	For the Years Ended December 31,
	2022		2021		2020
	Units	Amount	Units	Amount	Units	Amount
	(in thousands of US dollars, except per unit amounts)
Common units
Beginning balance	27,268,878	$16,355	26,844,715	$3,829	24,411,892	$61,013
Conversion of units	—	—	—	—	2,092,709	(23,423)
Common units issued for vested Phantom Units	361,173	(1,096)	424,163	(860)	340,114	(1,789)
Net income (loss)	—	(59,917)	—	21,099	—	(19,464)
Unit based compensation expense	—	4,617	—	5,371	—	6,343
Distributions	—	(15,679)	—	(13,084)	—	(18,851)
Acquisition of Hardisty South entities from Sponsor and conversion of General Partner units	5,751,136	(52,543)	—	—	—	—
Ending balance	33,381,187	(108,263)	27,268,878	16,355	26,844,715	3,829
Subordinated units
Beginning balance	—	—	—	—	2,092,709	(22,597)
Conversion of units	—	—	—	—	(2,092,709)	23,423
Net income (loss)	—	—	—	—	—	(15)
Unit based compensation expense	—	—	—	—	—	—
Distributions	—	—	—	—	—	(811)
Ending balance	—	—	—	—	—	—
General partner units
Beginning balance	461,136	5,678	461,136	4,170	461,136	4,541
Non-cash contribution to Hardisty South entities from Sponsor prior to acquisition	—	18,207	—	—	—	—
Net income (loss)	—	(1,369)	—	1,730	—	169
Unit based compensation expense	—	—	—	1	—	1
Distributions	—	(59)	—	(223)	—	(541)
Acquisition of Hardisty South entities from Sponsor and conversion of General Partner units	(461,136)	(22,457)	—	—	—	—
Ending balance	—	—	461,136	5,678	461,136	4,170
Accumulated other comprehensive income (loss)
Beginning balance		(178)		720		(141)
Cumulative translation adjustment		(3,963)		(898)		861
Ending balance		(4,141)		(178)		720
Total partners’ capital at December 31,		$(112,404)		$21,855		$8,719

(1)    As discussed in Note 2. Summary of Significant Accounting Policies of this Annual Report, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal, which we acquired effective April 1, 2022, because the transaction was between entities under common control.
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
General
USD Partners LP and its consolidated subsidiaries, collectively referred to herein as we, us, our, the Partnership and USDP, is a fee-based, growth-oriented master limited partnership formed in 2014 by US Development Group, LLC, or USD, through its wholly-owned subsidiary, USD Group LLC, or USDG. We were formed to acquire, develop and operate midstream infrastructure and complimentary logistics solutions for crude oil, biofuels and other energy-related products. We generate substantially all of our operating cash flows from multi-year, take-or-pay contracts with primarily investment grade customers, including major integrated oil companies, refiners and marketers. Our network of crude oil terminals facilitates the transportation of heavy crude oil from Western Canada to key demand centers across North America. Our operations include railcar loading and unloading, storage and blending in onsite tanks, inbound and outbound pipeline connectivity, truck transloading, as well as other related logistics services. We also provide one of our customers with leased railcars and fleet services to facilitate the transportation of liquid hydrocarbons by rail. We do not generally take ownership of the products that we handle, nor do we receive any payments from our customers based on the value of such products. We may on occasion enter into buy-sell arrangements in which we take temporary title to commodities while in our terminals. We expect such arrangements to be at fixed prices where we do not take commodity price exposure.
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
On April 6, 2022, we completed the acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG, exchanged our sponsor’s economic general partner interest in us for a non-economic general partner interest and eliminated our sponsor’s incentive distribution rights, or IDRs, for a total consideration of $75 million in cash and 5,751,136 common units, that was made effective as of April 1, 2022. The acquisition was determined to be a business combination of entities under common control. Refer to Note 3. Hardisty South Terminal Acquisition for more information. The entities acquired in the Hardisty South acquisition have been included in our Terminalling Services segment for all historical periods presented.
Our capital accounts at December 31, 2021 included a 1.7% general partner interest held by USD Partners GP LLC, a wholly-owned subsidiary of USDG.
The composition of our capital accounts was as follows at the specified dates:

	December 31,
	2022	2021
Common units held by the Public	48.1%	56.6%
Common units held by USDG	51.9%	41.7%
General partner interest held by USD Partners GP LLC	—%	1.7%
	100.0%	100.0%

Going Concern
We evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Our evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. The maturity date of our Credit Agreement (as defined below) is November 2, 2023. As a result of the maturity date being within 12 months after the date that these financial statements were issued, the amounts due under our Credit Agreement have been included in our going concern assessment. Our ability to continue as a going concern is dependent on the refinancing or the extension of the maturity date of our Credit Agreement. If we are unable to refinance or extend the maturity date of our Credit Agreement, we likely would not have sufficient cash on hand or available liquidity to repay the maturing Credit Agreement debt as it becomes due.
The conditions described above raise substantial doubt about our ability to continue as a going concern for the next 12 months.
In addition to the above, there was previous uncertainty in our ability to remain in compliance with the covenants contained in our Credit Agreement for a period of 12 months after we issued our third quarter 2022 financial statements. As discussed further in Note 22. Subsequent Events, in January 2023 we entered into an amendment to our Credit Agreement that, among other items, increases the total leverage ratio covenant allowed for by the Credit Agreement through September 2023. The Credit Agreement Amendment alleviates the previous uncertainty in our ability to remain in compliance with the covenants contained in our Credit Agreement through the current maturity date of the Credit Agreement.
We are currently in negotiations with our lenders and pursuing plans to refinance our Credit Agreement or extend and amend the current obligations under the Credit Agreement, however we cannot make assurances that we will be successful in these efforts, or that any refinancing or extension would be on terms favorable to us. Moreover, our ability to refinance our outstanding indebtedness or extend the maturity date of our Credit Agreement may be negatively impacted to the extent we are unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals or experience prolonged delays in doing so.
Due to the substantial doubt about our ability to continue as a going concern discussed above, as of December 31, 2022, we have recorded a valuation allowance against our deferred tax asset that is associated with our Canadian entities. These consolidated financial statements do not include any other adjustments that might result from the outcome of this uncertainty, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.
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
Our consolidated financial statements and related notes have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal acquisition because the acquisition represented a business combination between entities under common control. We recorded the assets and liabilities acquired in the acquisition at their historical carrying amounts.
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
Terminalling Services Revenues
We derive a majority of our revenues from contracts to provide terminalling services, which include pipeline transportation, storage, loading and unloading of crude oil and related products from and into railcars and trucks, as well as the transloading of biofuels from railcars into trucks. Our Terminal Services Agreements for crude oil, biofuels and related products are generally established under multi-year, take-or-pay arrangements that require monthly payments from our customers for their minimum monthly volume commitments in exchange for our performance of the terminalling services enumerated above. Variable consideration, such as volume-based pricing, included in our agreements is typically resolved within the applicable accounting period.
We recognize revenue for the terminalling services we provide based upon the contractual rates set forth in our agreements related to throughput volumes. We recognize revenue over time as we render services based on the throughput volumes handled at our terminals as this best represents the value of the services we provide to customers. All of the contracted capacity at our Hardisty Terminal and West Colton Terminal is contracted under agreements that contain “take-or-pay” provisions where we are entitled to the payment of minimum monthly commitment fees from our customers, regardless of whether the specified throughput volume to which the customer committed is achieved.
Our Terminal Services Agreements at our Hardisty Terminal and West Colton Terminal generally grant our customers make-up rights that allow them to load volumes in excess of their minimum monthly commitment in future periods, without additional charge, to the extent capacity is available for the excess volume. The make-up rights typically expire, if unused, in subsequent periods up to 12 months following the period for which the volumes were originally committed. We currently recognize substantially all of the amounts we receive for minimum commitment fees as revenue when collected, since breakage associated with these make-up rights options has varied between 97% and 100% based on our experience and expectations around usage of these options. Breakage rates are regularly evaluated and modified as necessary to reflect our current experience and expectations. If we do not expect to be entitled to a breakage amount, we defer the recognition of revenue associated with volumes that are below the minimum monthly commitment until we determine that the likelihood that the customer will be able to make up the minimum volume is remote. If we expect to be entitled to a breakage amount, we estimate the expected breakage and recognize the expected breakage amount as revenue in proportion to the trend of rights exercised by the customer.
Fleet Services Revenues
Our fleet services contract provides for the sourcing of railcar fleets and related logistics and maintenance services. We allocate revenue between the lease and service components based on relative standalone values and account for each component under the applicable accounting guidance. We record revenues for the fleet lease on a gross basis, since we are deemed the primary obligor for the services.
We recognize revenue for our fleet lease and related party administrative services ratably over the lease contract period as services are consistently provided throughout the period. Revenue for reimbursable costs is recognized on a gross basis on our consolidated statements of operations as “Freight and other reimbursables,” as the costs are incurred. We have deferred revenues for amounts collected in advance from our customer in our Fleet services segment, which will be recognized as revenue as the underlying services are performed pursuant to the terms of our lease contract.
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
Inventory
Our expectation is that any inventory we may acquire is comprised of crude oil and held on a temporary basis in connection with buy-sell agreements, in which we take title to commodities solely while in our terminals. We record our inventory at cost, representing the amount we pay to purchase the crude oil, and account for it on a first-in, first-out, or FIFO, basis. The purchase price we pay for the crude oil is set forth in our buy-sell agreements and is determined from an indexed market price less an agreed-upon rate differential. The market prices at which we ultimately sell the crude oil is determined based on the same indexed market price as the crude oil purchase, less an agreed-upon rate differential that is smaller than the rate differential used to determine the cost. The difference between the purchase price and the selling price establishes a fixed amount we receive, on a per barrel basis, when the inventory is sold pursuant to the terms of our buy-sell arrangements, eliminating any commodity price exposure to us. Based on the terms of our buy-sell arrangements, the selling price will always be greater than the cost of our inventory. The resulting income we receive represents a fee for the terminalling services we provide our customers, which we record net in “Terminalling services” revenues on our consolidated statement of income.
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

During construction, we capitalize direct costs, such as labor, materials and overhead, as well as interest cost we may incur on indebtedness at our incremental borrowing rate.
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
When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable based on the estimated future undiscounted cash flows or when other methods of assessing fair value determine that fair value is less than the carrying amount of the asset, an impairment loss is recognized to the extent the carrying amount exceeds the estimated fair value of the long-lived asset. Refer to Note 8. Property and Equipment and Note 10. Goodwill and Intangible Assets for further discussion.

Intangible Assets
Our intangible assets consist of customer relationships at the Casper Terminal. We amortize these assets on a straight-line basis over the estimated useful lives of the underlying assets, representing the period over which the assets are expected to contribute directly or indirectly to our future cash flows. Refer to Note 10. Goodwill and Intangible Assets for additional discussion regarding impairment of our intangible assets.
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
Lessor Accounting
We effectively lease railcars and storage tanks to customers of our terminalling facilities to meet their logistical needs for the movement of crude oil to refineries and market centers. Additionally, the related party Terminal Services Agreement associated with renewable diesel at our West Colton Terminal is accounted for as a lease income to us. The general terms of our lease agreements require monthly payments, some of which include variable payments attributable to index-based rate escalations and freight associated with railcar returns. Under the master service agreements for the railcars we lease, we also charge a fee for the various freight monitoring, scheduling, maintenance and related services we provide to customers that lease railcars from us, representing a non-lease component that we account for separately. Our storage tank leases contain standard renewal options for periods up to 12 months following the end of the initial lease term. Additionally, our storage tank leases include charges for blending and mixing services as well as pump over charges, representing non lease components that we account for separately. Our railcar master fleet services agreement and storage tank leases do not generally include rights to early termination of the agreements, nor do they include residual value guarantees. None of the customers on our storage tank leases or railcar master fleet services agreement have options to purchase the underlying assets. As discussed above under Lessee Accounting, we effectively sublease all of our leased railcars to a customer under terms similar to the terms of our lease agreement with the railcar manufacturer from whom we lease the railcars. We also lease a storage tank from a third-party provider of crude oil storage that we sublease to a customer of our Stroud Terminal. The general terms of the related party Terminal Services Agreement associated with renewable diesel at our West Colton Terminal requires monthly payments for a minimum volume commitment and also includes variable payments attributable to throughput that is delivered over the monthly minimum commitment and variable payments attributable to indexed-based rate escalations.
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
Refer to Note 9. Leases for further discussion.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and the long-term debt represented by our Credit Agreement as presented on our consolidated balance sheets approximate fair value due to the short-term nature of these items and, with respect to the Credit Agreement, the frequent re-pricing of the underlying obligations. The fair value of our accounts receivable and payables with affiliates cannot be determined due to the related party nature of these items.
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

3. HARDISTY SOUTH TERMINAL ACQUISITION
On April 6, 2022, we completed the acquisition of 100.0% of the entities owning the Hardisty South Terminal assets from USDG, exchanged our sponsor’s economic general partner interest in us for a non-economic general partner interest and eliminated our sponsor’s IDRs for a total consideration of $75 million in cash and 5,751,136 common units representing non-cash consideration, that was made effective as of April 1, 2022. The cash portion was funded with borrowings from our Credit Agreement. The Hardisty South Terminal, which commenced operations in January 2019, primarily consists of railcar loading facilities with capacity of one and one-half 120-railcar unit trains of transloading capacity per day, or approximately 112,500 barrels per day, of takeaway capacity.

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

	Year Ended December 31, 2021
	USD Partners LP (1)	Hardisty South Acquisition	Eliminations (2)	Consolidated Results
	(in thousands)
Revenues
Terminalling services	$113,810	$82,370	$—	$196,180
Terminalling services — related party	2,753	8,125	(8,125)	2,753
Fleet leases — related party	3,935	—	—	3,935
Fleet services	24	—	—	24
Fleet services — related party	910	—	—	910
Freight and other reimbursables	666	17	—	683
Total revenues	122,098	90,512	(8,125)	204,485
Operating costs
Subcontracted rail services	13,838	3,990	—	17,828
Pipeline fees	24,324	29,924	—	54,248
Freight and other reimbursables	666	17	—	683
Operating and maintenance	10,822	916	—	11,738
Operating and maintenance — related party	8,369	—	(8,125)	244
Selling, general and administrative	10,376	873	—	11,249
Selling, general and administrative — related party	6,826	52,617	—	59,443
Goodwill impairment loss	—	—	—	—
Depreciation and amortization	22,075	1,092	—	23,167
Total operating costs	97,296	89,429	(8,125)	178,600
Operating income	24,802	1,083	—	25,885
Interest expense	6,491	499	—	6,990
Gain associated with derivative instruments	(4,129)	—	—	(4,129)
Foreign currency transaction loss (gain)	313	(1,020)	—	(707)
Other income, net	(31)	—	—	(31)
Income before income taxes	22,158	1,604	—	23,762
Provision for income taxes	700	233	—	933
Net income	$21,458	$1,371	$—	$22,829

(1)As previously reported in our Annual Report on Form 10-K for the annual period ended December 31, 2021.
(2)Represents business transactions between USDP and Hardisty South, whereby Hardisty South provided terminalling services for a third-party customer of USDP for contracted capacity that exceeded the transloading capacity that was available.

	Year Ended December 31, 2020
	USD Partners LP (1)	Hardisty South Acquisition	Eliminations (2)	Consolidated Results
	(in thousands)
Revenues
Terminalling services	$104,053	$49,988	$—	$154,041
Terminalling services — related party	10,031	8,287	(8,287)	10,031
Fleet leases — related party	3,935	—	—	3,935
Fleet services	203	—	—	203
Fleet services — related party	910	—	—	910
Freight and other reimbursables	845	51	—	896
Freight and other reimbursables — related party	66	—	—	66
Total revenues	120,043	58,326	(8,287)	170,082
Operating costs
Subcontracted rail services	10,845	3,694	—	14,539
Pipeline fees	23,862	19,007	—	42,869
Freight and other reimbursables	911	51	—	962
Operating and maintenance	10,459	2,426	—	12,885
Operating and maintenance — related party	8,287	—	(8,287)	—
Selling, general and administrative	10,883	588	—	11,471
Selling, general and administrative — related party	7,374	29,525		36,899
Goodwill impairment loss	33,589	—	—	33,589
Depreciation and amortization	21,496	984	—	22,480
Total operating costs	127,706	56,275	(8,287)	175,694
Operating income (loss)	(7,663)	2,051	—	(5,612)
Interest expense	8,932	1,156	—	10,088
Loss associated with derivative instruments	3,896	—	—	3,896
Foreign currency transaction loss (gain)	267	(97)	—	170
Other expense (income), net	(903)	110	—	(793)
Income (loss) before income taxes	(19,855)	882	—	(18,973)
Provision for (benefit from) income taxes	(41)	378	—	337
Net income (loss)	$(19,814)	$504	$—	$(19,310)

(1)As previously reported in our Annual Report on Form 10-K for the annual period ended December 31, 2020.
(2)Represents business transactions between USDP and Hardisty South, whereby Hardisty South provided terminalling services for a third-party customer of USDP for contracted capacity that exceeded the transloading capacity that was available.
We recorded a cumulative adjustment totaling $1.8 million to the January 1, 2020 opening balance of our General Partner’s capital account associated with the recast of our financial statements due to our acquisition of the Hardisty South terminal entities.

4. NET INCOME (LOSS) PER LIMITED PARTNER AND GENERAL PARTNER INTEREST
Our net income is attributed to limited partners, in accordance with their respective ownership percentages. For periods prior to the cancellation of the IDRs and conversion of the General Partner units to a non-economic General Partner interest that resulted from the acquisition of the Hardisty South entities that became effective April 1, 2022, we used the two-class method when calculating the net income per unit applicable to limited partners, because we had more than one type of participating securities. For the prior periods, the classes of participating securities included Common Units, Subordinated Units, General Partner Units and IDRs. Prior to the acquisition, our net earnings were allocated between the limited and general partners in accordance with our partnership agreement. As a result of the Hardisty South Terminal acquisition, the general partner units no longer participate in earnings or distributions, including IDRs. Our recast net income includes earnings related to the Hardisty South entities prior to our acquisition, which have been allocated to the General Partner.
We determined basic and diluted net income per limited partner unit as set forth in the following tables:

	For the Year Ended December 31, 2022
	Common Units	Subordinated Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net loss attributable to general and limited partner interests in USD Partners LP (1)	$(59,917)	$—	$(1,369)	$(61,286)
Less: Distributable earnings (2)	14,371	—	3	14,374
Distributions in excess of earnings	$(74,288)	$—	$(1,372)	$(75,660)
Weighted average units outstanding (3)	31,915	—	114
Distributable earnings per unit (4)	$0.45	$—
Overdistributed earnings per unit (5)	(2.33)	—
Net loss per limited partner unit (basic and diluted) (6)	$(1.88)	$—

(1)Represents net loss allocated to each class of units based on the actual ownership of the Partnership during the period.
(2)Represents the per unit distribution paid of $0.1235 per unit for the three months ended March 31, 2022, June 30, 2022, and September 30, 2022, and the per unit distributable of $0.1235 per unit for the three months ended December 31, 2022, representing the full year distribution amount of $0.494 per unit. For the quarter ended December 31, 2022, USDG waived its fourth quarter distribution on all of its 17,308,226 common units. Amounts presented for each class of units include a proportionate amount of the $506 thousand distributed and $169 thousand distributable to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
(3)Represents the weighted average units outstanding for the year.
(4)Represents the total distributable earnings divided by the weighted average number of units outstanding for the year.
(5)Represents the distribution in excess of earnings divided by the weighted average number of units outstanding.
(6)Our computation of net loss per limited partner unit excludes the effects of 1,368,372 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
(7)In February 2020, the final tranche of 2,092,709 subordinated units were converted into common units and therefore there were no subordinated units outstanding during 2022. Refer to Note 19. Partners’ Capital for more information.

	For the Year Ended December 31, 2021
	Common Units	Subordinated Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$21,099	$—	$1,730	$22,829
Less: Distributable earnings (2)	13,415	—	227	13,642
Excess net income	$7,684	$—	$1,503	$9,187
Weighted average units outstanding (3)	27,182	—	461
Distributable earnings per unit (4)	$0.49	$—
Underdistributed earnings per unit (5)	0.28	—
Net loss per limited partner unit (basic and diluted) (6)	$0.77	$—

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period.

(2)Represents the per unit distributions paid of $0.1135 per unit for the three months ended March 31, 2021, the per unit distribution paid of $0.116 for the three months ended June 30, 2021, the per unit distribution paid of $0.1185 for the three months ended September 30, 2021, and the per unit distribution of $0.121 per unit for the three months ended December 31, 2021, representing the full year distribution of $0.469 per unit. Amounts presented for each class of units include a proportionate amount of the $652 thousand distributed for the year to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
(3)    Represents the weighted average units outstanding for the year.
(4)    Represents the total distributable earnings divided by the weighted average number of units outstanding for the year.
(5)    Represents the additional amount per unit necessary to distribute the excess net income for the period among our limited partners and our general partner according to the distribution formula for available cash as set forth in our partnership agreement..
(6)    Our computation of net income per limited partner unit excludes the effects of 1,343,765 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
(7)    In February 2020, the final vesting tranche of 2,092,709 subordinated units were converted into common units and therefore there were no subordinated units outstanding during 2021. Refer to Note 19. Partners’ Capital for more information.

	For the Year Ended December 31, 2020
	Common Units	Subordinated Units (7)	General Partner Units	Total
	(in thousands, except per unit amounts)
Net loss attributable to general and limited partner interests in USD Partners LP (1)	$(19,464)	$(15)	$169	$(19,310)
Less: Distributable earnings (2)	12,515	—	215	12,730
Distributions in excess of earnings	$(31,979)	$(15)	$(46)	$(32,040)
Weighted average units outstanding (3)	26,514	286	461
Distributable earnings per unit (4)	$0.47	$—
Overdistributed earnings per unit (5)	(1.21)	(0.05)
Net loss per limited partner unit (basic and diluted) (6)	$(0.74)	$(0.05)

(1)Represents net loss allocated to each class of units based on the actual ownership of the Partnership during the year.
(2)Represents the per unit distribution paid of $0.111 per unit for the three months ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020, representing the full year distribution of $0.444 per unit. Amounts presented for each class of units include a proportionate amount of the $608 thousand distributed for the year to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the USD Partners LP 2014 Amended and Restated Long-Term Incentive Plan.
(3)    Represents the weighted average units outstanding for the year.
(4)    Represents the total distributable earnings divided by the weighted average number of units outstanding for the year.
(5)    Represents the distributions in excess of earnings divided by the weighted average number of units outstanding for the year.
(6)    Our computation of net loss per limited partner unit excludes the effects of 1,364,902 equity-classified phantom unit awards outstanding, as they were anti-dilutive for the period presented.
(7)    In February 2020, the final vesting tranche of 2,092,709 subordinated units were converted into common units. Refer to Note 19. Partners’ Capital for more information.
5. REVENUES
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

Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our Terminal and Fleet services agreements as of December 31, 2022 are as follows for the periods indicated:

	2023	2024	2025	2026	2027	Thereafter	Total
	(in thousands)
Terminalling Services (1)(2)	$56,082	$25,340	$24,149	$24,149	$20,240	$72,526	$222,486
Fleet Services	180	—	—	—	—	—	180
Total	$56,262	$25,340	$24,149	$24,149	$20,240	$72,526	$222,666

(1)    A significant portion of our Terminal Services Agreements are denominated in Canadian dollars. We have converted the remaining performance obligations associated with these Canadian dollar-denominated contracts using the year-to-date average exchange rate of 0.7689 U.S. dollars for each Canadian dollar at December 31, 2022.
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
Deferred Revenue
Our deferred revenue is a form of a contract liability and consists of amounts collected in advance from customers associated with their terminal and fleet services agreements and deferred revenues associated with make-up rights, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We currently recognize substantially all of the amounts we receive for minimum volume commitments as revenue when collected, since breakage associated with these make-up rights is currently approximately 99% based on our expectations around usage of these options. Accordingly, we had $0.4 million and $1.4 million of deferred revenue at December 31, 2022 and 2021, respectively, for estimated breakage associated with the make-up rights options we granted to our customers.
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
The following table presents the amounts outstanding on our consolidated balance sheets and changes associated with the balance of our deferred revenue for the year ended December 31, 2022:

	December 31, 2021	Cash Additions for Customer Prepayments	Balance Sheet Reclassification	Revenue Recognized	December 31, 2022
	(in thousands)
Deferred revenue (1)	$7,575	$3,562	$—	$(7,575)	$3,562
Other current liabilities	$6,755	$—	$5,766	$(6,840)	$5,681
Other non-current liabilities (2)	$9,482	$227	$(5,766)	$—	$3,943

(1)    Includes deferred revenue of $0.4 million and $1.4 million at December 31, 2022 and 2021, respectively, for estimated breakage associated with the make-up right options we granted our customers as discussed above.
(2)    Includes cumulative revenue that has been deferred due to tiered billing provisions included in certain of our Canadian dollar-denominated contracts, as discussed above. As such, the change in “Other current liabilities” has been decreased by $0.4 million and “Other non-current liabilities” presented has been decreased by $0.6 million due to the impact of the change in the end of period exchange rate between December 31, 2022 and 2021.

Deferred Revenue — Fleet Leases
Our deferred revenue also includes advance payments from our customer of our Fleet services business, which will be recognized as Fleet leases revenue when earned pursuant to the terms of our contractual arrangements. We have included $0.1 million at December 31, 2022, in “Deferred revenue — related party” on our consolidated balance sheets associated with our customer’s prepayment for our fleet lease agreements. We had no amounts at December 31, 2021. Refer to Note 9. Leases for additional discussion of our lease revenues.

6. RESTRICTED CASH
We include in restricted cash amounts representing a cash account for which the use of funds is restricted by a facilities connection agreement among us and Gibson Energy Inc., or Gibson, that we entered into during 2014 in connection with the development of our Hardisty Terminal. The collaborative arrangement is further discussed in Note 12. Collaborative Arrangement.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amount shown in our consolidated statements of cash flows for the specified periods:

	December 31,
	2022	2021	2020
	(in thousands)
Cash and cash equivalents	$2,530	$5,541	$12,545
Restricted cash	3,250	7,176	7,954
Total cash, cash equivalents and restricted cash	$5,780	$12,717	$20,499

7. ACCOUNTS RECEIVABLE
We had no allowances for doubtful accounts at December 31, 2022 and 2021. In addition, we had no bad debt expense for the years ended December 31, 2022, 2021 and 2020 in our consolidated statements of operations.

8. PROPERTY AND EQUIPMENT
Our property and equipment is composed of the following asset classifications as of the dates indicated:

	December 31,		Estimated Useful Lives (Years)
	2022	2021
	(in thousands)
Land	$10,110	$10,298	N/A
Trackage and facilities	108,325	147,810	10-30
Pipeline	12,759	32,735	20-30
Equipment	22,553	27,014	3-20
Furniture	84	89	5-10
Total property and equipment	153,831	217,946
Accumulated depreciation	(47,360)	(60,953)
Construction in progress (1)	423	861
Property and equipment, net	$106,894	$157,854

(1) The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that has not been placed into productive service as of the respective consolidated balance sheet date.

Depreciation
Depreciation expense associated with property and equipment totaled $9.9 million, $10.6 million, and $9.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
We did not have any capitalized interest costs included in our property and equipment assets for the years ended December 31, 2022, 2021 and 2020.
Stroud Terminal
We determined the expiration of a customer contract for terminal services at our Stroud Terminal was an event that required us to evaluate our Stroud Terminal asset group for impairment. Our projections of the undiscounted cash flows expected to be derived from the operation and disposition of the Stroud terminal asset group exceeded the carrying value of the asset group as of June 30, 2022, the date of our evaluation, indicating cash flows were expected to be sufficient to recover the carrying value of the Stroud Terminal asset group. We have not observed any events or circumstances subsequent to our analysis that would suggest the fair value of our Stroud Terminal is below the carrying amount as of December 31, 2022.
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
2) a hold factor ranging from 3% to 20% representing estimated appraisal depreciation floors that were used to establish a minimal value for assets remaining in use; and
3) estimates for replacement cost representing the current cost of producing or constructing a similar new asset having the nearest equivalent utility as the property being valued.
As a result of the impairment analysis discussed above, we determined that the carrying value of the Casper Terminal asset group exceeded the fair value of the Casper terminal as of September 30, 2022, the date of our evaluation. As a result we have recognized a non-cash impairment loss of $36.0 million for the year ended December 31, 2022, to write down the property, plant and equipment of the terminal to its fair market value, the charge for which we have included in “Impairment of intangible and long-lived assets” within our consolidated statements of operations. The Casper Terminal is included in our Terminalling services segment as reported in our segment results included in Note 15. Segment Reporting.
9. LEASES
Lessee
We have noncancelable operating leases for railcars, buildings, storage tanks, offices, railroad tracks, and land. Refer to Note 2. Summary of Significant Accounting Policies for additional discussion of our lease policies.

For the Year Ended December 31, 2022
Weighted-average discount rate	4.1%
Weighted average remaining lease term in years	5.07 years
Our total lease cost consisted of the following items for the dates indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Operating lease cost	$4,997	$6,018	$5,940
Short term lease cost	412	138	180
Variable lease cost	47	54	16
Sublease income	(4,528)	(5,395)	(5,372)
Total	$928	$815	$764
The maturity analysis below presents the undiscounted cash payments we expect to make each period for property that we lease from others under noncancelable operating leases as of December 31, 2022 (in thousands):

2023	$746
2024	114
2025	114
2026	117
2027	121
Thereafter	384
Total lease payments	$1,596
Less: imputed interest	(208)
Present value of lease liabilities	$1,388
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

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands, except lease term)
Lease income (1)	$9,306	$8,560	$9,295
Weighted average remaining lease term in years	3.49 years

(1)    Lease income presented above includes lease income from related parties. Refer to Note 13. Transactions with Related Parties for additional discussion of lease income from a related party. In addition, lease income as discussed above totaling $6.3 million, $4.6 million and $5.3 million for the years ended December 31, 2022, 2021, and 2020, respectively, is included in “Terminalling services” and “Terminalling services — related party” revenues on our consolidated statement of operations.

The maturity analysis below presents the undiscounted future minimum lease payments we expect to receive from customers each period for property they lease from us under noncancelable operating leases as of December 31, 2022 (in thousands):

2023	$4,496
2024	2,785
2025	2,777
2026	2,542
Total	$12,600

10. GOODWILL AND INTANGIBLE ASSETS
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
5) a range of incremental volumes expected at our Casper Terminal of approximately 4,000 to 25,000 bpd for terminal and storage services resulting from the anticipated successful completion of the Enbridge DRA project.
We measured the fair value of our Casper Terminal reporting unit by using an income analysis, market analysis and transaction analysis with weightings of 50%, 25% and 25%, respectively. Our estimate of fair value required us to use significant unobservable inputs representative of a Level 3 fair value measurement, including assumptions related to the future performance of our Casper Terminal.
We determined that the carrying amount of our Casper Terminal reporting unit exceeded its fair value at March 31, 2020. Accordingly, we recognized an impairment loss of $33.6 million in our goodwill asset and included this charge in “Goodwill impairment loss” within our consolidated statement of operations for the year ended December 31, 2020. For additional information see Note 2. Summary of Significant Accounting Policies. At December 31, 2022 and 2021 we had no goodwill balance in our consolidated balance sheet.

Intangible Assets
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	December 31, 2022	December 31, 2021
	(in thousands)
Carrying amount:
Customer service agreements	$3,832	$125,960
Other	—	106
Total carrying amount	3,832	126,066
Accumulated amortization:
Customer service agreements	(306)	(77,115)
Other	—	(65)
Total accumulated amortization	(306)	(77,180)
Total intangible assets, net	$3,526	$48,886
Our identifiable intangible assets at December 31, 2022 and 2021, originated from our acquisition of the Casper Terminal and are directly associated with our Terminalling services segment. The acquisition date fair value attributed to the intangible assets was based on the present value of the future revenue stream expected to be derived from our relationships with existing customers of the Casper Terminal and the additional service potential associated with these assets, which we expect to continue over a period of approximately 10 years. We amortize our intangibles on a straight-line basis over the 10 year estimated useful lives of these assets.
As previously discussed in Note 8 Property and Equipment, at September 30, 2022 we tested our Casper Terminal asset group for impairment due to recurring periods where cash flow projections were not met due to adverse market conditions at our Casper Terminal, which we determined was a triggering event that required us to evaluate our Casper Terminal asset group for impairment. Our estimate of fair value required us to use significant unobservable inputs representative of a Level 3 fair value measurement.
We measured the fair value of our Casper Terminal asset group by primarily relying on the cost approach and allocated a portion of that impairment to intangible assets. We determined that the carrying amount of our Casper terminal reporting unit exceeded its fair value at September 30, 2022. Accordingly, we recognized an impairment loss of $35.6 million in our intangible assets and included this charge in “Impairment of intangible and long-lived assets” within our consolidated statements of operations for the year ended December 31, 2022. At December 31, 2022, we had a remaining intangible asset balance of $3.5 million in our consolidated balance sheet. The Casper Terminal is included in our Terminalling services segment as reported in our segment results included in Note 15. Segment Reporting.
The amortization expense associated with intangible assets totaled $9.8 million for the year ended December 31, 2022 and $12.6 million for the years ended December 31, 2021 and 2020. We expect the annual amortization expense associated with our intangible assets at December 31, 2022, to approximate $1.2 million for each of the next two years and $1.1 million for the third year.
11. DEBT
Credit Agreement
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

On October 29, 2021, we entered into an amendment to our Credit Agreement, with a syndicate of lenders. The amendment extended the maturity date of the agreement by one year. The aggregate borrowing capacity of the facility is $275 million and reflects the resignation of Citibank N.A. as administrative agent and swing line lender under the facility and the appointment of Bank of Montreal as the successor administrative agent and swing line lender under the facility.
Our Credit Agreement matures on November 2, 2023. Our Credit Agreement provides us with the ability to request an additional one-year maturity date extension, subject to the satisfaction of certain conditions including consent of the lenders, and allows us the option to increase the maximum amount of credit available up to a total facility size of $390 million, subject to receiving increased commitments from lenders and satisfaction of certain conditions. Our Credit Agreement, contains customary representations, warranties, covenants and events of default for facilities of this type.
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
Our borrowings under the Credit Agreement bear interest at either a base rate plus an applicable margin ranging from 1.00% to 2.00%, or at a rate based on the London Interbank Offered Rate, or LIBOR, or a comparable or successor rate plus an applicable margin ranging from 2.00% to 3.00%. The applicable margin, as well as a commitment fee of 0.375% to 0.50% per annum on unused commitments under the Credit Agreement will vary based upon our Consolidated Net Leverage Ratio, (as defined in our Credit Agreement).
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
Additionally, we are required to maintain the following financial ratios, each determined on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, on an annualized basis), as of December 31, 2022:
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
The Credit Agreement contains events of default, including, but not limited to (and subject to grace periods in circumstances set forth in the Credit Agreement the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant (subject in some cases to certain grace periods or other qualifications), any representation, warranty or certification made or deemed made in the agreements or related loan documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in our ownership or the ownership of our general partner, certain material judgments or orders, ERISA events or the invalidity of the loan documents. Upon the occurrence and during the continuation of an event of default under the agreements, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against us and the collateral as may be available to the lenders under the agreements and related documentation or applicable law.
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
Our long-term debt balances included the following components as of the specified dates:

	December 31,
	2022	2021
	(in thousands)
Construction loan agreement - Bank of Oklahoma	$—	$5,701
Credit Agreement	$215,000	$168,000
Less: Deferred financing costs, net	(908)	(2,080)
Less: Long-term debt, current portion	$(214,092)	$(4,251)
Total long-term debt, net	$—	$167,370
We determined the capacity available to us under the terms of our Credit Agreement, was as follows, as of the specified dates:

	December 31,
	2022	2021
	(in millions)
Aggregate borrowing capacity under the Credit Agreement	$275.0	$275.0
Less: Amounts outstanding under the Credit Agreement	215.0	168.0
Available under Credit Agreement based on capacity	$60.0	$107.0
Available under the Credit Agreement based on covenants (1)	$53.0	$80.0

(1)    Pursuant to the terms of our Credit Agreement our borrowing capacity, currently, is limited to 4.5 times (5.0 times for the two quarters following a material acquisition) our trailing 12-month consolidated EBITDA, which equates to $53.0 million and $80.0 million of borrowing capacity available based on our covenants at December 31, 2022 and 2021, respectively. Our acquisition of Hardisty South, which was completed in April 2022, is treated as a material acquisition under the terms of our Credit Agreement. As a result, our borrowing capacity was limited to 5.0 times our 12-month trailing consolidated EBITDA through December 31, 2022.
The weighted average interest rate on our outstanding indebtedness was 6.92% and 2.39% at December 31, 2022 and 2021, respectively, without consideration to the effect of our derivative contracts. In addition to the interest we incur on our outstanding indebtedness, we paid commitment fees of 0.50% on unused commitments. At December 31, 2022, we were in compliance with the covenants set forth in our Credit Agreement.
Effective October 2022, we entered into an interest rate derivative with a notional amount of $175.0 million to manage our exposure to fluctuations in the rates of interest we are charged on our Credit Agreement. Refer to Note 18. Derivative Financial Instruments for additional discussion of this derivative contract.
Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Interest expense on Credit Agreement	$9,500	$5,758	$8,979
Amortization of deferred financing costs	1,170	1,232	1,109
Total interest expense	$10,670	$6,990	$10,088
Subsequent to December 31, 2022, we amended the terms of our Credit Agreement. Refer to Note 22. Subsequent Events for more information.
12. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty Terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty Terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty Terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty Terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred pipeline fees of $28.1 million, $54.2 million and $42.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, which are presented as “Pipeline fees” in our consolidated statements of operations. As discussed in Note 5. Revenues, we have deferred revenue that represents cumulative revenue that has been deferred due to tiered billing provisions, which also results in a deferred pipeline fee expense that is recorded as assets on our Consolidated Balance Sheet. As such, we have included assets related to this agreement in “Prepaid expenses” of $2.0 million and $2.4 million at December 31, 2022 and 2021 and “Other non-current assets” of $1.4 million and $3.2 million at December 31, 2022 and 2021, respectively, which we will recognize as expense concurrently with the recognition of the associated revenues at our Hardisty Terminal.
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
USDG is the sole owner of our general partner and at December 31, 2022, owns 17,308,226 of our common units representing a 51.9% limited partner interest in us. As of December 31, 2022, a value of up to $10.0 million of these common units were subject to a negative pledge supporting USDG’s revolving line of credit for working capital. USDG also provides us with general and administrative support services necessary for the operation and management of our business.
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
USD Clean Fuels LLC, or USDCF, is a subsidiary of USD organized for the purpose of providing production and logistics solutions to the growing market for clean energy transportation fuels.
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
•our right of first offer, or ROFO, to acquire any additional midstream infrastructure that USD and USDG may construct or acquire in the future;
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
Payment of Annual Fee and Reimbursement of Expenses
We pay USDG, in equal monthly installments, the annual amount USDG estimates will be payable by us during the calendar year for providing services for our benefit. The Omnibus Agreement provides that this amount, which included a fixed annual fee of $3.7 million for the year ended December 31, 2022, and $3.3 million for each of the years ended December 31, 2021 and 2020, may be adjusted annually to reflect, among other things, changes in the scope of the general and administrative services provided to us due to a contribution, acquisition or disposition of assets by us, or our subsidiaries, or for changes in any law, rule or regulation applicable to us, which affects the cost of providing the general and administrative services. We also reimburse USDG for any out-of-pocket costs and expenses incurred on our behalf in providing general and administrative services to us. This reimbursement is in addition to the amounts we pay to reimburse our general partner and its affiliates for certain costs and expenses incurred on our behalf for managing our business and operations, as required by our partnership agreement.
The total amounts charged to us under the Omnibus Agreement for the years ended December 31, 2022, 2021 and 2020 was $9.1 million, $6.8 million and $7.4 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of operations. We had a payable balance of $0.8 million and $1.4 million with respect to these costs at December 31, 2022 and 2021, respectively, included in “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.
USD Services Agreement
Prior to our acquisition of the Hardisty South entities, USD and the Hardisty South entities entered into a services agreement for the provision of services related to the management and operation of transloading assets. Services provided consisted of financial and administrative, information technology, legal, management, human resources, and tax, among other services. The Hardisty South entities incurred $3.2 million pursuant to the agreement for the year ended December 31, 2022 and $52.2 million and $28.8 million of expense for the years ended December 31, 2021 and 2020, respectively, and these amounts are included in “Selling, general, and administrative - related party” in our consolidated statements of operations. Upon our acquisition of the Hardisty South entities effective April 1, 2022, this services agreement was cancelled and a similar agreement was established with us.
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
Under the Omnibus Agreement, prior to engaging in any negotiation regarding the sale, transfer or disposition to a third party of any midstream infrastructure assets that USD or USDG may develop, construct or acquire, USD or USDG is required to provide written notice to us setting forth the material terms and conditions upon which USD or USDG would sell or transfer such assets or businesses to us. Following the receipt of such notice, we will have 60 days to determine whether the asset is suitable for our business at that particular time and to propose a transaction with USD or USDG. We and USD or USDG will then have 60 days to negotiate in good faith to reach an agreement on such transaction. If we and USD or USDG, as applicable, are unable to agree on terms during such 60-day period, then USD or USDG, as applicable, may transfer such asset to any third party during a 180-day period following the expiration of such 60-day period on terms generally no less favorable to the third party than those included in the written notice.
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
Additionally, the approval of Energy Capital Partners is required for the sale of any assets by USD or its subsidiaries, including sales to or by USDG and us (other than sales in the ordinary course of business), acquisitions of securities of other entities that exceed specified materiality thresholds and any material unbudgeted expenditures or deviations from our approved budgets. Energy Capital Partners may make these decisions free of any duty to us and our unitholders. This approval would be required for the potential acquisition by us of any projects or assets that USD or USDG may develop or acquire in the future or any third-party acquisition we may intend to pursue jointly or independently from USD or USDG. Energy Capital Partners is under no obligation to approve any such transaction.
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
In exchange for the new Terminal Services Agreement at our West Colton Terminal with USDCF discussed above, we also entered into a Marketing Services Agreement in June 2021, or the West Colton MSA, with USDCF pursuant to which we agreed to grant USDCF marketing and development rights pertaining to future renewable diesel opportunities associated with the West Colton Terminal in excess of the initial renewable diesel Terminal Services Agreement simultaneously executed in June 2021 between us and USDCF. These rights entitle USDCF to market all additional renewable diesel opportunities at the West Colton Terminal during the initial term of the USDCF agreement, and following the initial term of that agreement, all renewable diesel opportunities at the West Colton Terminal in excess of the throughput necessary to generate Adjusted EBITDA for the West Colton Terminal that is at least equal to the average monthly Adjusted EBITDA derived from the initial USDCF agreement during the 12 months prior to expiration of that agreement’s initial five-year term. Pursuant to the West Colton MSA, USDCF will fund any related capital costs associated with increasing the throughput or efficiency of the terminal to handle additional renewable diesel opportunities. In addition, we granted USDCF the right to develop other renewable diesel projects at the West Colton Terminal in exchange for a per barrel fee covering our associated operating costs. Any such development projects would be wholly-owned by USD and would be subject to the terms and conditions of the ROFO with respect to midstream infrastructure developed by USD. There have been no payments made under the West Colton MSA during the periods presented in this Report.
Contribution Agreement
On March 27, 2022, we entered into a Contribution, Conveyance and Assumption agreement, or the Contribution Agreement, with our sponsor to acquire 100.0% of the entities owning the Hardisty South Terminal assets from USDG as well as eliminate the IDRs and economic general partner interest of our Sponsor for a total consideration of $75.0 million in cash and 5,751,136 common units representing limited partner interests in us. We completed the transaction on April 6, 2022 with an effective date of April 1, 2022. Refer to Note 3. Hardisty South Terminal Acquisition for more information.
Related Party Revenue and Deferred Revenue
We have agreements to provide fleet services for USDM and terminal services with respect to our Stroud Terminal, which also include reimbursement to us for certain out-of-pocket expenses we incur, discussed in more detail below. We had agreements to provide terminal services with respect to our Hardisty Terminal to USDM during 2020 and certain years prior, as discussed below. Additionally, as previously discussed, we also entered into a Terminal Services Agreement at our West Colton Terminal with USDCF that became effective December 1, 2021.
USDM assumed the rights and obligations for terminalling capacity at our Hardisty Terminal from another customer in June 2017 to facilitate the origination of crude oil barrels by the Stroud customer from our Hardisty

Terminal for delivery to the Stroud Terminal. As a result of USDM assuming these rights and obligations and in order to accommodate the needs of the Stroud customer, the contracted term for the capacity held by USDM at our Hardisty Terminal was extended from June 30, 2019 to June 30, 2020. The terms and conditions of these agreements were similar to the terms and conditions of agreements we have with other parties at the Hardisty Terminal that are not related to us. USDM’s agreement with the third-party customer was renewed and extended, effective July 1, 2020, and USDM subsequently assigned its Terminal Services Agreement with the third-party customer directly to us and is therefore no longer a customer at our Hardisty Terminal. USDM controlled approximately 25% of the available monthly capacity of the Hardisty Terminal through June 30, 2020.
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
Our related party revenue from USD and affiliates are presented below in the following table for the indicated periods:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Terminalling services — related party	$2,666	$2,753	$10,031
Fleet leases — related party	3,037	3,935	3,935
Fleet services — related party	986	910	910
Freight and other reimbursables — related party	33	—	66
	$6,722	$7,598	$14,942

We had the following amounts outstanding with USD and affiliates on our consolidated balance sheets as presented below in the following table for the indicated periods:

	December 31,
	2022	2021
	(in thousands)
Accounts receivable — related party	$409	$2,051
Accounts payable and accrued expenses — related party (1)	$—	$12,707
Other current liabilities — related party (2)	$11	$64
Deferred revenue — related party (3)	$128	$—

(1)Does not include amounts payable to related parties associated with the Omnibus Agreement, as discussed above. In addition the recasted balance at December 31, 2021, includes $12.6 million of payables to related parties attributable to the Hardisty South entities prior to our acquisition.
(2)Represents a contract liability associated with a lease agreement with USDM and cumulative revenue that has been deferred due to tiered billing provisions.

(3)Represents deferred revenues associated with our fleet services agreement with USD and affiliates for amounts we have collected from them for their prepaid leases.
Cash Distributions
We paid the following aggregate cash distributions to USDG as a holder of our common units and with respect to the February 2020 payment date, the sole owner of our subordinated units and to USD Partners GP LLC as sole holder of our general partner interest.

For the Year Ended December 31, 2022
Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 26, 2022	February 9, 2022	February 18, 2022	$1,398	$56
April 21, 2022	May 4, 2022	May 13, 2022	1,484	—
July 20, 2022	August 3, 2022	August 12, 2022	2,138	—
October 20, 2022	November 2, 2022	November 14, 2022	2,138	—
			$7,158	$56

For the Year Ended December 31, 2021
Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 28, 2021	February 10, 2021	February 19, 2021	$1,283	$51
April 22, 2021	May 5, 2021	May 14, 2021	1,312	52
July 21, 2021	August 4, 2021	August 13, 2021	1,341	53
October 21, 2021	November 3, 2021	November 12, 2021	1,370	55
			$5,306	$211

For the Year Ended December 31, 2020
Distribution Declaration Date	Record Date	Distribution Payment Date	Amount Paid to USDG	Amount Paid to USD Partners GP LLC
			(in thousands)
January 30, 2020	February 10, 2020	February 19, 2020	$4,276	$372
April 23, 2020	May 5, 2020	May 15, 2020	1,283	51
July 23, 2020	August 4, 2020	August 14, 2020	1,283	51
October 22, 2020	November 3, 2020	November 13, 2020	1,283	51
			$8,125	$525

14. COMMITMENTS AND CONTINGENCIES
Rail Service Agreements
We have rail service agreements at our terminal facilities with labor service providers that expired at various dates through 2020. After the initial term of those agreements, the rail service contracts continued to be in effect for consecutive one-year terms unless either party provided the other party written notice prior to the end of the term. In 2022 these contracts were amended to long-term contracts and expire in May 2025, at which time they will revert to consecutive one-year agreements unless either party provides the other party written notice prior to the end of the term. Under these agreements, we incurred $13.6 million, $17.8 million and $14.5 million in service fees for the years ended December 31, 2022, 2021 and 2020, respectively, which are recorded in “Subcontracted rail services” within our consolidated statements of operations.
The future minimum payments for these rail services agreements are as follows (in thousands):

Year ending December 31,
2023	$11,676
2024	11,356
2025	4,791
Total	$27,823
Contingent Liabilities
From time to time, we may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. We do not believe that we are currently a party to any such proceedings that will have a material adverse impact on our financial condition or results of operations.

15. SEGMENT REPORTING
We manage our businesses in two reportable segments: Terminalling services and Fleet services. The Terminalling services segment charges minimum monthly commitment fees under multi-year take-or-pay contracts to load and unload various grades of crude oil into and from railcars, as well as fixed fees per gallon to transload ethanol and renewable diesel from railcars, including related logistics services. We also facilitate rail-to-pipeline shipments of crude oil. Our terminalling services segment also charges minimum monthly fees to store crude oil in tanks that are leased to our customers. The Fleet services segment provides our customer with railcars and fleet services related to the transportation of liquid hydrocarbons under take-or-pay contracts. Corporate activities are not considered a reportable segment, but are included to present shared services and financing activities which are not allocated to our established reporting segments.
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

	For the Year Ended December 31, 2022
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$104,409	$—	$—	$104,409
Terminalling services — related party	2,666	—	—	2,666
Fleet leases — related party	—	3,037	—	3,037
Fleet services	—	—	—	—
Fleet services — related party	—	986	—	986
Freight and other reimbursables	524	—	—	524
Freight and other reimbursables — related party	33	—	—	33
Total revenues	107,632	4,023	—	111,655
Operating costs
Subcontracted rail services	13,583	—	—	13,583
Pipeline fees	28,084	—	—	28,084
Freight and other reimbursables	557	—	—	557
Operating and maintenance	8,830	3,246	—	12,076
Selling, general and administrative	9,559	115	16,111	25,785
Impairment of intangible and long-lived assets	71,612	—	—	71,612
Goodwill impairment loss	—	—	—	—
Depreciation and amortization	19,643	—	—	19,643
Total operating costs	151,868	3,361	16,111	171,340
Operating income (loss)	(44,236)	662	(16,111)	(59,685)
Interest expense	124	—	10,546	10,670
Gain associated with derivative instruments	—	—	(12,327)	(12,327)
Foreign currency transaction loss (gain)	1,916	(14)	153	2,055
Other income, net	(78)	(3)	(9)	(90)
Provision for income taxes	1,265	28	—	1,293
Net income (loss)	$(47,463)	$651	$(14,474)	$(61,286)
Total assets	$122,491	$1,111	$3,174	$126,776
Capital expenditures	$75,468	$—	$—	$75,468

	For the Year Ended December 31, 2021
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$196,180	$—	$—	$196,180
Terminalling services — related party	2,753	—	—	2,753
Fleet leases— related party	—	3,935	—	3,935
Fleet services	—	24	—	24
Fleet services — related party	—	910	—	910
Freight and other reimbursables	542	141	—	683
Freight and other reimbursables — related party	—	—	—	—
Total revenues	199,475	5,010	—	204,485
Operating costs
Subcontracted rail services	17,828	—	—	17,828
Pipeline fees	54,248	—	—	54,248
Freight and other reimbursables	542	141	—	683
Operating and maintenance	8,006	3,976	—	11,982
Selling, general and administrative	57,838	296	12,558	70,692
Impairment of intangible and long-lived assets	—	—	—	—
Goodwill impairment loss	—	—	—	—
Depreciation and amortization	23,167	—	—	23,167
Total operating costs	161,629	4,413	12,558	178,600
Operating income (loss)	37,846	597	(12,558)	25,885
Interest expense	499	—	6,491	6,990
Loss associated with derivative instruments	—	—	(4,129)	(4,129)
Foreign currency transaction loss (gain)	(730)	(2)	25	(707)
Other income, net	(29)	—	(2)	(31)
Provision for income taxes	862	71	—	933
Net income (loss)	$37,244	$528	$(14,943)	$22,829
Total assets	$238,675	$4,958	$3,383	$247,016
Capital expenditures	$5,187	$—	$—	$5,187

	For the Year Ended December 31, 2020
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$154,041	$—	$—	$154,041
Terminalling services — related party	10,031	—	—	10,031
Fleet leases — related party	—	3,935	—	3,935
Fleet services	—	203	—	203
Fleet services — related party	—	910	—	910
Freight and other reimbursables	795	101	—	896
Freight and other reimbursables — related party	—	66	—	66
Total revenues	164,867	5,215	—	170,082
Operating costs
Subcontracted rail services	14,539	—	—	14,539
Pipeline fees	42,869	—	—	42,869
Freight and other reimbursables	795	167	—	962
Operating and maintenance	8,789	4,096	—	12,885
Selling, general and administrative	35,880	879	11,611	48,370
Impairment of intangible and long-lived assets	—	—	—	—
Goodwill impairment loss	33,589	—	—	33,589
Depreciation and amortization	22,480	—	—	22,480
Total operating costs	158,941	5,142	11,611	175,694
Operating income (loss)	5,926	73	(11,611)	(5,612)
Interest expense	1,156	—	8,932	10,088
Loss associated with derivative instruments	—	—	3,896	3,896
Foreign currency transaction loss	91	1	78	170
Other income, net	(781)	(7)	(5)	(793)
Provision for (benefit from) income taxes	831	(494)	—	337
Net Income (loss)	$4,629	$573	$(24,512)	$(19,310)
Total assets	$266,345	$8,668	$666	$275,679
Capital expenditures	$3,194	$—	$—	$3,194

Segment Adjusted EBITDA
The following tables present the computation of Segment Adjusted EBITDA, which is a measure determined in accordance with GAAP, for each of our segments for the periods indicated:

	For the Years Ended December 31,
Terminalling Services Segment	2022	2021	2020
	(in thousands)
Net income (loss)	$(47,463)	$37,244	$4,629
Interest income, net (1)	70	497	1,129
Depreciation and amortization	19,643	23,167	22,480
Provision for income taxes	1,265	862	831
Foreign currency transaction loss (gain) (2)	1,916	(730)	91
Loss associated with disposal of assets	3	11	—
Impairment of intangible and long-lived assets	71,612	—	—
Goodwill impairment loss	—	—	33,589
Non-cash deferred amounts (3)	(4,878)	2,960	3,954
Segment Adjusted EBITDA attributable to Hardisty South entities prior to acquisition (4)	$(258)	$(1,529)	$(5,240)
Segment Adjusted EBITDA	$41,910	$62,482	$61,463

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
(4) Segment adjusted EBITDA attributable to the Hardisty South entities for the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020, was excluded from the Terminalling Services Segment Adjusted EBITDA, as these amounts were generated by the Hardisty South entities prior to the Partnership’s acquisition.

	For the Years Ended December 31,
Fleet Services Segment	2022	2021	2020
	(in thousands)
Net income	$651	$528	$573
Provision for (benefit from) income taxes	28	71	(494)
Interest income (1)	(3)	—	(7)
Foreign currency transaction loss (gain) (2)	(14)	(2)	1
Segment Adjusted EBITDA	$662	$597	$73

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

	For the Year Ended December 31, 2022
	U.S.	Canada	Total
	(in thousands)
Revenues
Third party	$18,433	$86,500	$104,933
Related party	$6,722	$—	$6,722
Long-lived assets (1)	$46,236	$60,658	$106,894

	For the Year Ended December 31, 2021
	U.S.	Canada	Total
	(in thousands)
Revenues
Third party	$31,597	$165,290	$196,887
Related party	$7,598	$—	$7,598
Long-lived assets (1)	$86,709	$71,145	$157,854

	For the Year Ended December 31, 2020
	U.S.	Canada	Total
	(in thousands)
Revenues
Third party	$30,838	$124,302	$155,140
Related party	$9,051	$5,891	$14,942

(1)    Includes property and equipment less accumulated depreciation and excludes intangible assets, operating lease right-of-use assets, long-term derivative assets and long-term deferred tax assets.

16. INCOME TAXES
U.S. Federal and State Income Taxes
We are treated as a partnership for U.S. federal and most state income tax purposes, with each partner being separately taxed on their share of our taxable income. We have elected to classify one of our subsidiaries, USD Rail LP, as an entity taxable as a corporation for U.S. federal income tax purposes due to treasury regulations that do not permit the income of this subsidiary to be classified as “qualifying income” as such term is defined in §7704(d) of the Internal Revenue Code of 1986 as amended, or the Code. We are also subject to state franchise tax in the state of Texas, which is treated as an income tax under the applicable accounting guidance. Our U.S. federal income tax expense is based on the statutory federal income tax rate of 21% as applied to USD Rail LP’s taxable income of $0.5 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively, and a loss of $0.2 million for the year ended December 31, 2020.
Foreign Income Taxes
Our Canadian operations are conducted through entities that are subject to Canadian federal and Alberta provincial income taxes. We recognize income tax expense in our consolidated financial statements based on enacted rates in effect for the periods presented. As such for the year ended December 31, 2022 and 2021, income tax expense for our Canadian operations is calculated using the combined federal and provincial income tax rate of 23%, representing a 15% federal income tax rate and a 8% provincial income tax rate. For the year ended December 31, 2020, income tax expense of our Canadian operations was determined based on the combined federal and provincial income tax rate of 24%. The combined income tax rate of 23%, representing a 15% federal income tax rate and an 8% provincial income tax rate was used to compute the deferred income tax benefit, representing the impact of temporary differences that are expected to reverse in the future.

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
Consolidated Provision for Income Taxes
The domestic and foreign components of our income (loss) before income taxes is presented in the following table:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Domestic	$(62,321)	$19,749	$(20,882)
Foreign	2,328	4,013	1,909
Income (loss) before income taxes	$(59,993)	$23,762	$(18,973)
Effective Income Tax Rate Reconciliation
The following table presents a reconciliation of our income tax based on the U.S. federal statutory income tax rate to our effective income tax rate:

	Years Ended December 31,
	2022		2021		2020
	(in thousands)
Income tax expense (benefit) at the U.S. federal statutory rate	$(12,599)	21%	$4,990	21%	$(3,984)	21%
Amount attributable to partnership not subject to income tax	13,226	(22)%	(3,971)	(17)%	4,446	(23)%
Foreign income tax rate differential	87	—%	(70)	—%	288	(2)%
Tax incentives	—	—%	—	—%	(471)	2%
Other	155	—%	(50)	—%	40	—%
Change in valuation allowance	424	(1)%	34	—%	18	—%
Provision for income taxes	$1,293	(2)%	$933	4%	$337	(2)%

The annual effective income tax rate as shown above incorporates the applicable income tax rates of the various domestic and foreign tax jurisdictions to which we are subject and is presented in the following table:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Current income tax expense
U.S. federal income tax expense (benefit)	$105	$8	$(536)
Canadian federal and provincial income tax expense	1,098	1,003	1,625
Total current income tax expense	1,203	1,011	1,089
Deferred income tax expense (benefit)
U.S. federal income tax expense (benefit)	(78)	63	39
Canadian federal and provincial income tax expense (benefit)	168	(141)	(791)
Total change in deferred income tax expense (benefit)	90	(78)	(752)
Provision for income taxes	$1,293	$933	$337
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

	December 31, 2022
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Other assets	$—	$28	$28
Property and equipment	—	1,309	1,309
Land	—	350	350
Deferred income tax liabilities
Prepaid expenses	(25)	—	(25)
Property and equipment	—	(879)	(879)
Valuation allowance	—	(808)	(808)
Deferred income tax liability, net	$(25)	$—	$(25)

	December 31, 2021
	U.S.	Foreign	Total
	(in thousands)
Deferred income tax assets
Other assets	$—	$22	$22
Property and equipment	—	1,015	1,015
Capital loss carryforwards	—	481	481
Deferred income tax liabilities
Prepaid expenses	(102)	—	(102)
Property and equipment	—	(899)	(899)
Other liabilities	—	(20)	(20)
Valuation allowance	(1)	(427)	(428)
Deferred income tax asset (liability), net	$(103)	$172	$69

We had no loss carryforwards for U.S. federal tax purposes remaining at December 31, 2022. We had loss carryforwards for Canadian tax purposes of $1.3 million and $5.2 million as of December 31, 2022 and 2021, respectively. The portion of our Canadian losses for capital items amount to $0.3 million and do not expire under currently enacted Canadian tax law, while $1.0 million of the losses relates to Canadian operating losses and will expire between 2034 and 2041.
We are subject to examination by the taxing authorities for the years ended December 31, 2021, 2020 and 2019. We did not have any significant unrecognized income tax benefits or any income tax reserves for uncertain tax positions as of December 31, 2022 and 2021.
17. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK
The following tables provide the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

	For the Year Ended December 31, 2022
	Total Revenues by Major Customer (in thousands)	Percentage of Total Company Revenues	Percentage of Customer Revenues in Terminalling Services Segment	Percentage of Customer Revenues in Fleet Services Segment
Customer A	$35,181	32%	100%	—%
Customer B	$22,052	20%	100%	—%
Customer C	$14,164	13%	100%	—%
Customer D	$13,618	12%	100%	—%
Customer E	$—	—%	—%	—%

	For the Year Ended December 31, 2021
	Total Revenues by Major Customer (in thousands)	Percentage of Total Company Revenues	Percentage of Customer Revenues in Terminalling Services Segment	Percentage of Customer Revenues in Fleet Services Segment
Customer A	$50,643	25%	100%	—%
Customer B	$22,876	11%	100%	—%
Customer C	$14,710	7%	100%	—%
Customer D	$14,914	7%	100%	—%
Customer E	$59,625	29%	100%	—%
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

Interest Rate Derivatives
Under our Credit Agreement, one-month LIBOR is used as the index rate for the interest we are charged on amounts borrowed under our Credit Agreement. In November 2017, we entered into a five-year interest rate collar contract with a $100 million notional value. The collar established a range where we paid the counterparty if the one-month Overnight Index Swap, or OIS, fell below the established floor rate of 1.70%, and the counterparty paid us if the one-month OIS rate exceeded the established ceiling rate of 2.50%. The collar settled monthly through the termination date. No payments or receipts were exchanged on the interest rate collar contracts unless interest rates rose above or fell below the pre-determined ceiling or floor rate.
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
As a result of our acquisition of the Hardisty South Terminal and the associated additional borrowings under our Credit Agreement that occurred to finance the acquisition, in April 2022, we terminated our existing interest rate swap discussed above and simultaneously entered into a new interest rate swap. In lieu of settling the asset value of the existing interest rate swap agreement of $9.2 million that existed at the time the agreement was terminated, the value of the asset was rolled into the new fixed interest rate swap to reduce the interest rate. The new interest rate swap was a five-year contract with a $175.0 million notional value that fixed the secured overnight financing rate, or SOFR, to 1.57% for the notional value of the swap agreement instead of the variable rate that we pay under our Credit Agreement. The swap settled monthly through the termination date, as discussed below .

On July 27, 2022, we terminated and settled our existing interest rate swap for cash proceeds of $7.7 million. We used the proceeds from this settlement to pay down outstanding debt on the Credit Agreement. We simultaneously entered into a new interest rate swap that was made effective as of August 17, 2022. The new interest rate swap was a five-year contract with a $175.0 million notional value that fixed SOFR to 2.686% for the notional value of the swap agreement instead of the variable rate that we pay under our Credit Agreement. The swap settled monthly through the termination, as discussed below.
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
Derivative Positions
We recorded all of our derivative financial instruments at their fair values in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	December 31,
	2022	2021
	(in thousands)
Other current assets	$1,448	$—
Other non-current assets	—	1,995
Other current liabilities	—	(583)
Other non-current liabilities	(3,587)	—
	$(2,139)	$1,412
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

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Loss (gain) associated with derivative instruments	$(12,327)	$(4,129)	$3,896
We determine the fair value of our derivative financial instruments using third-party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.
The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

			December 31, 2022	December 31, 2021
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Swap Agreements
Swap terminated in April 2022	$150,000,000	0.84%	$—	$1,412
Swap maturing October 2027	$175,000,000	3.956%	$2,139	$—
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
All of our subordinated units converted into common units on a one-for-one basis in separate sequential tranches over a five-year period subject to certain criteria. Each tranche was comprised of 20.0% of the subordinated units issued in conjunction with our initial organization. In February 2020, pursuant to the terms set forth in our partnership agreement, we converted the fifth and final tranche of 2,092,709 of our subordinated units into common units upon satisfaction of the conditions established for conversion.
Pursuant to the terms of the First Amendment to the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, which we refer to as the Amended LTIP Plan, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 548,294 vested during 2022, of which 361,173 were converted into our common units after 187,121 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 20. Unit Based Compensation.
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.2875 per unit ($1.15 per unit on an annualized basis) on all of our units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis. The amount of distributions we pay under our cash distribution policy and the decision to make any distributions are determined by our general partner. For the quarter ended December 31, 2022, the board of directors of our general partner determined that we had sufficient available cash after the establishment of cash reserves and the payment of our expenses to distribute $0.1235 per unit. For the quarter ended December 31, 2022, USDG waived its distribution on all of its 17,308,226 common units with respect to the fourth quarter 2022 distributions.
20. UNIT BASED COMPENSATION
Long-term Incentive Plan
On December 14, 2022, our Board of Directors approved the Amended LTIP Plan. The amendment increases the number of Phantom Units authorized for issuance under the Amended LTIP Plan to 7,154,167. In 2022, 2021 and 2020, the board of directors of our general partner, acting in its capacity as the general partner, approved the grant of 625,732, 669,043 and 694,140 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our Amended LTIP Plan. At December 31, 2022, we had 3,689,558 Phantom Units remaining available for issuance. The Phantom Units are subject to all of the terms and conditions of the Amended LTIP Plan and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount based on an allocation formula which included a percentage multiplier of the grantee’s base salary, among other factors, converted to a number of units based on the closing price of one of our common units preceding the grant date, as determined by the board of directors of our general partner and quoted on the NYSE.
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
The following table presents the award activity for our Equity-classified Phantom Units:

	Independent Director and Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom unit awards at December 31, 2019	37,139	1,252,544	$11.34
Granted	40,065	594,912	$10.15
Vested	(37,139)	(482,711)	$10.84
Forfeited	—	(39,908)	$11.06
Phantom unit awards at December 31, 2020	40,065	1,324,837	$10.98
Granted	40,065	574,704	$4.82
Vested	(53,858)	(548,492)	$11.05
Forfeited	—	(33,556)	$7.82
Phantom unit awards at December 31, 2021	26,272	1,317,493	$8.21
Granted	39,408	536,729	$5.85
Vested	(26,272)	(522,022)	$9.00
Forfeited	—	(3,236)	$6.21
Phantom unit awards at December 31, 2022	39,408	1,328,964	$6.91

The following table presents the award activity for our Liability-classified Phantom Units:

	Independent Director and Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2019	12,177	44,620	$11.53
Granted	13,136	46,027	$10.15
Vested (1)(2)	(12,177)	(31,363)	$11.23
Phantom unit awards at December 31, 2020	13,136	59,284	$10.58
Granted	13,136	41,138	$4.82
Vested (1)(2)	(13,136)	(36,692)	$9.43
Phantom unit awards at December 31, 2021	13,136	63,730	$7.26
Granted	13,136	36,459	$5.85
Vested (1)(2)	(13,136)	(39,718)	$7.37
Forfeited	—	(3,624)	$5.35
Phantom unit awards at December 31, 2022	13,136	56,847	$6.27

(1)    Phantom Units granted to employees domiciled in Canada vested on December 31, 2022, 2021 and 2020 at the closing price for our common units as quoted on the NYSE. We paid $126 thousand, $194 thousand and $107 thousand, respectively, for Phantom Units granted to employees domiciled in Canada that vested on December 31, 2022, 2021 and 2020.
(2)    Phantom Unit grants to Directors and independent consultants domiciled in Canada vested on February 16, 2021, 2020, and 2019 at the closing price for our common units as quoted on the NYSE, resulting in our payment of $77 thousand, $63 thousand and $124 thousand, respectively, for the vested Phantom Units.

The total fair value of all Phantom Units that vested in 2022, 2021 and 2020 was $3.4 million, $3.2 million, and $5.4 million, respectively, which included cash payments of $202 thousand, $257 thousand, and $231 thousand respectively, for Liability-classified Phantom Units.

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

We recognized $4.8 million, $5.7 million and $6.6 million of compensation expense associated with outstanding Phantom Units for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $5.7 million, which we expect to recognize over a weighted average period of 2.20 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.

We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Equity-classified Phantom Units (1)	$669	$641	$933
Liability-classified Phantom Units	51	47	57
Total	$720	$688	$990

(1)     We reclassified $2 thousand, $32 thousand and $58 thousand for the years ended December 31, 2022, 2021 and 2020, respectively, to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited.
21. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Cash paid for income taxes, net (1)	$1,064	$906	$303
Cash paid for interest	$8,374	$5,912	$9,508
Cash paid for operating leases	$5,382	$5,551	$6,477

(1)Includes the net effect of tax refunds of $84 thousand received in the second quarter of 2022 and $480 thousand received in the third quarter of 2020 associated with carrying back U.S. net operating losses incurred during 2020 and prior periods allowed for by the provisions of the CARES Act. Also includes the net effect of tax refunds of $31 thousand received in the third quarter of 2022 and $21 thousand received in the fourth quarter of 2020 associated with prior period Canadian taxes.
Non-cash investing activities
At December 31, 2022 and 2021, we had non-cash investing activities for capital expenditures for property and equipment that were financed through “Accounts payable and accrued expenses” and “Accounts payable and accrued expenses — related party” and an accrued reimbursement associated with our collaborative arrangement included in “Accounts receivable, net” as presented in the table below for the periods indicated:

	For the Year Ended December 31,
	2022	2021
	(in thousands)
Property and equipment financed through Accounts payable and accrued expenses	$583	$(787)
Accrued reimbursement of property and equipment	$(137)	$—
We recorded $0.7 million and $1.6 million of right-of-use lease assets and the associated liabilities on our consolidated balance sheet as of December 31, 2022 and 2021, respectively, representing non-cash activities resulting from either new, extended, cancelled or declassified lease agreements. See Note 2. Summary of Significant Accounting Policies and Note 9. Leases for further discussion.
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

22. SUBSEQUENT EVENTS
Distribution to Partners
On January 26, 2023, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner, declared a quarterly cash distribution payable of $0.1235 per unit for the fourth quarter of 2022, or $0.494 per unit on an annualized basis, for the three months ended December 31, 2022. USDG waived its distribution on all of its 17,308,226 common units with respect to the fourth quarter 2022 distribution, reducing the fourth quarter distribution by approximately $2.1 million. We paid the distribution on February 17, 2023, to unitholders of record at the close of business on February 8, 2023. We paid $2.0 million to our public common unitholders.
Long-term Incentive Plan
In February 2023, awards of 579,992 Phantom Units vested. The following table provides details of these vested awards:

	Phantom Units Vested	Common Units Issued (1)	Cash Paid (2) (in thousands)
U.S. domiciled directors and independent consultants	39,408	39,408	$—
U.S. domiciled employee	527,448	338,012	—
Canadian domiciled directors and independent consultants	13,136	—	47
	579,992	377,420	$47

(1)    Upon vesting, one common unit is issued for each equity classified Phantom Unit that vests. Employees have the option of using a portion of their vested Phantom Units to satisfy any tax liability resulting from the vesting and as a result, the actual number of common units issued may be less than the number of Phantom Units that vest.
(2)    Each Liability-classified Phantom Unit that vests is redeemed in cash for an amount equivalent to the closing market price of one of our common units on the vesting date, which was $3.54.
Additionally, in February 2023, the board of directors of USD Partners GP LLC, acting in its capacity as our general partner approved the grant of 714,725 Phantom Units to directors and employees of our general partner and its affiliates under the Amended LTIP Plan. The Phantom Units are subject to all of the terms and conditions of the Award Agreements. Following the February 2023 Phantom Unit award activity, we have 3,177,405 Phantom Units available for grant pursuant to the Amended LTIP Plan. Phantom unit awards generally represent rights to receive our common units or, with respect to awards granted to individuals domiciled in Canada, cash equal to the fair value of our common units upon vesting. The Award Agreements granted to employees of our general partner generally vest in four equal annual installments. Awards to independent directors of the board of our general partner vest over a one year period following the grant date.
Credit Agreement Amendment
In January 2023, we executed an amendment to our Credit Agreement. Among other things, the Amendment provides us with relief from compliance with our Credit Agreement’s maximum Consolidated Net Leverage Ratio and minimum Consolidated Interest Coverage Ratio. As amended, the maximum Consolidated Leverage Ratio will be increased from 4.5x to 5.5x for the first and second quarters of 2023 and 5.25x for the third quarter of 2023, and the minimum Consolidated Interest Coverage Ratio will be reduced from 2.5x to 2.25x for the second quarter of 2023 and 2.0x for the third quarter of 2023. Beginning January 31, 2023 and continuing through maturity, our ability to make distributions, other restricted payments and investments will be more limited than prior to closing the Amendment if our Consolidated Net Leverage Ratio, pro forma for such distribution, other restricted payment or investment, exceeds 4.5x, or our pro forma liquidity is less than $20 million. The Amendment also increases the borrowing spreads under our Credit Agreement to be more consistent with current market rates, and replaces LIBOR-based borrowing options with Term SOFR-based borrowing options.

Assets Held For Sale – Casper Terminal
In January 2023, we obtained board approval for the sale of our Casper Terminal. As such, as of the date of this report, the Casper Terminal is classified as assets held for sale. We currently expect that a sale of the Casper Terminal could occur sometime in the first half of 2023.

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
INTERNAL CONTROL OVER FINANCIAL REPORTING
Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Partners of USD Partners LP and Board of Directors of USD Partners GP LLC, as General Partner of USD Partners LP
Houston, Texas
Opinion on Internal Control over Financial Reporting
We have audited USD Partners LP’s (the “Partnership’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Partnership as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 2, 2023 expressed an unqualified opinion thereon.
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
March 2, 2023
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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2022, with the participation of our principal executive officer and principal financial officer, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2022. BDO USA, LLP, our independent registered public accounting firm, has independently assessed the effectiveness of our internal control over financial reporting and its report is included above.
Changes in Internal Control Over Financial Reporting
We did not make any changes in our internal control over financial reporting during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Set forth below is information concerning the directors and executive officers of our general partner, USD Partners GP LLC as of December 31, 2022. Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. The following table shows information for the executive officers and directors of USD Partners GP LLC:

Name	Age	Position

Dan Borgen	61	Chairman of the Board, Chief Executive Officer and President
Josh Ruple	42	Executive Vice President, Chief Operating Officer
Adam Altsuler	49	Executive Vice President, Chief Financial Officer
Keith Benson	50	General Counsel
Schuyler Coppedge	49	Director
Mike Curry	69	Director
Douglas Kimmelman	62	Director
Francesco Ciabatti	34	Director
Jane O’Hagan	59	Director
Brad Sanders	65	Director
Stacy Smith	54	Director
Jeff Wood	52	Director
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
Adam Altsuler.    Mr. Altsuler has been Executive Vice President and Chief Financial Officer of our general partner since June 2021. Prior to June 2021, Mr. Altsuler served as Senior Vice President and Chief Financial Officer of our general partner since January 2018. In addition, he has served as Principal Accounting Officer since March 2020. Prior to that, Mr. Altsuler served as Vice President and Chief Financial Officer from June 2014 to December 2017, after joining USD in April 2014 as Vice President, Finance with a primary focus on corporate finance, financial planning, treasury, capital markets and investor relations activities. From 2009 to 2014, Mr. Altsuler served in various leadership roles at Eagle Rock Energy Partners, a master limited partnership headquartered in Houston, Texas, most recently serving as Vice President and Treasurer. Prior to joining Eagle Rock, Mr. Altsuler was an Investment Analyst at Kenmont Investments, an energy-focused hedge fund located in Houston, where he managed the fund’s master limited partnership investment portfolio from 2007 to 2009. Prior to Kenmont, Mr. Altsuler worked the majority of his career in investment banking with Donaldson, Lufkin and Jenrette/Credit Suisse First Boston and a boutique investment bank in Dallas and San Francisco. Mr. Altsuler graduated from the University of Texas at Austin with a BBA in Finance and received an MBA from Rice University, graduating Beta Gamma Sigma. Mr. Altsuler currently serves on the Advisory Council for the KBH Energy Center for Business, Law and Policy at the University of Texas at Austin, McCombs School of Business.
Keith Benson.    Mr. Benson became General Counsel of our general partner and Co-General Counsel of USD in March 2015. From January 2008 through February 2015, Mr. Benson was a partner with the international law firm of Latham & Watkins LLP in their Houston and San Francisco offices. Mr. Benson’s practice focused on public company representation, corporate governance, capital markets and mergers & acquisitions, with a focus on midstream and upstream energy companies, master limited partnerships and real estate investment trusts. From July 2000 through December 2007, Mr. Benson was an associate with Latham & Watkins LLP and from October 1998 through June 2000 Mr. Benson was an associate with the law firm of Cahill, Gordon & Reindel LLP. Mr. Benson served as a Director of Landmark Infrastructure Partners GP LLC, which was the general partner of Landmark Infrastructure Partners LP (NASDAQ:LMRK) from November 2018 through December 2021, when Landmark was acquired by a third party. Mr. Benson received a JD with high honors from Rutgers School of Law and a BA in Political Science from The College of New Jersey.
Schuyler Coppedge.     Mr. Coppedge has been a member of the board of directors of our general partner since September 2016. Mr. Coppedge has been with Energy Capital Partners since 2005 and currently serves as a Partner and a member of the Investment Committee and Compliance/ESG Committee. He is involved in all areas of the firm’s investment activities, with a particular emphasis on renewable generation and environmental infrastructure and services. Mr. Coppedge serves on the boards of CIG Logistics, Metrus Energy, Terra-Gen, LLC, US Development Group, LLC and USD Partners LP. Mr. Coppedge previously served on the boards of Cormetech Inc., ProPetro Holding Corp. and FirstLight Power Enterprises, Inc. Prior to joining Energy Capital Partners in 2005, Mr. Coppedge spent over six years at JP Morgan in New York and London in the firm’s Energy Investment Banking Division. At JP Morgan, Mr. Coppedge was involved in numerous financing and merger and acquisition transactions across various business segments of the energy sector. Mr. Coppedge received a B.A. from Middlebury College and an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Coppedge’s substantial knowledge and experience investing in and governing the activities of diverse energy companies makes him well suited to serve on the board of directors of our general partner.
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
Francesco Ciabatti.    Mr. Ciabatti has been a member of the board of directors of our general partner since April 2020. Mr. Ciabatti is currently serving as a Principal at Energy Capital Partners and is involved in all areas of the Firm’s investment activities, with particular emphasis in downstream, renewable fuels, energy efficiency and environmental infrastructure sectors, as well as environmental and industrial services. He serves on the boards of Restaurant Technologies, Inc., Metrus Energy, Transit Energy Group and US Development Group. Previously, he served on the boards of CIG Logistics, Summit Midstream Partners, L.P and ADA Carbon Solutions. Mr. Ciabatti joined Energy Capital Partners in 2013. Prior to joining Energy Capital Partners, Mr. Ciabatti was an analyst in the Natural Resources Investment Banking Group at Barclays. Mr. Ciabatti received a B.A. in Economics and Political Science from Yale University. Because of Mr. Ciabatti’s familiarity with our business, broad knowledge of the industry, directorship experience and experience in finance, we believe that Mr. Ciabatti is well qualified to serve on our board of directors.
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
Jeff Wood. Mr. Wood has been a member of the board of directors of our general partner since January 2015 and serves as chairman of the audit committee and as a member of the conflicts committee. Mr. Wood served as the President and Chief Financial Officer of Black Stone Minerals, L.P., a publicly traded MLP and one of the largest oil and natural gas mineral and royalty companies in the United States, from June 2018 through February 2023, and as Black Stone Minerals’ Senior Vice President and Chief Financial Officer from October 2016 through June 2018. Previously, from May 2014 to October 2016, Mr. Wood served as Executive Vice President and Chief Financial Officer of Siluria Technologies, Inc., a leading innovator of process technologies for the energy and petrochemical industries. Before joining Siluria, Mr. Wood served as Senior Vice President and Chief Financial Officer of Eagle Rock Energy Partners, LP, a publicly traded MLP, from 2009 through 2014. Prior to that, Mr. Wood was one of the founding principals of the Lehman Brothers’ MLP Investment Fund, which focused on direct investments in the MLP sector. He also spent 10 years with the Natural Resources Investment Banking team at Lehman Brothers where he primarily focused on MLP transactions. Mr. Wood began his career at Price Waterhouse in its audit and compliance practice. Mr. Wood’s extensive knowledge of MLP organizations and his substantial expertise with providing financial, strategic and operational leadership makes him well suited to serve on the board of directors of our general partner.
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

Energy Capital Partners Investment in USD
In September 2014, Energy Capital Partners made a significant investment in USD. In connection with Energy Capital Partners’ investment, USD repurchased a substantial portion of Goldman Sachs’ investment in USD and used the remaining proceeds to fund growth projects and strengthen its balance sheet to allow for additional flexibility to pursue its goal of providing energy infrastructure solutions.
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
DELINQUENT SECTION 16(a) REPORTS
Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities. Based solely upon a review of the forms filed with the SEC and representations from certain reporting persons to us, we believe that, during the fiscal year ended December 31, 2022, our general partner’s directors, officers and greater than 10% unitholders complied with all filing requirements under Section 16(a) of the Exchange Act, with the following exception: a Form 4 for USDG and ECP filed late in October 2022, for a transaction that occurred on April 6, 2022 that included the issuance of common units associated with the Hardisty South Acquisition.
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
Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2022, for filing with the SEC.
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
As a “smaller reporting company,” or SRC, as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to SRCs. This executive compensation disclosure provides an overview of the executive compensation paid to the named executive officers, or NEOs, identified below for their services to us in 2022. For 2022, we determined the NEOs to be as follows:
•    Dan Borgen, Chairman, Chief Executive Officer and President;
•Adam Altsuler, Executive Vice President and Chief Financial Officer; and
•    Josh Ruple, Executive Vice President, Chief Operating Officer.
For 2022 and all prior periods, all of the individuals who served as executive officers of our business were employed by USD or its affiliates other than us and, in addition to their responsibilities related to our business, also performed services for USD that were unrelated to us. Except with respect to awards granted under the Amended LTIP Plan (as discussed further below), all responsibility and authority for compensation-related decisions for the NEOs remains with USD and its affiliates other than us, and such decisions are not subject to any approval by us, our general partner’s board of directors or any committees thereof. Other than the awards granted under the Amended LTIP Plan, USD and its affiliates have the ultimate decision-making authority with respect to the total compensation of their and their subsidiaries’ executive officers and their employees. We incur a fixed annual cash charge for the services rendered to us and our general partner by the NEO’s, the amount of which is set forth under the terms of the Omnibus Agreement. We also reimburse USD and its affiliates a separate amount in respect of the salaries and matching contributions associated with 401(k) deferrals of our NEOs based upon the percentage of time that each applicable NEO devotes to us and our subsidiaries for a given year. Compensation related to awards granted under the Amended LTIP Plan are presented in the summary compensation table below at the fair value of the units on the grant date as determined for financial reporting purposes, although for financial reporting purposes, such amounts are recognized as compensation expense ratably over the vesting period (typically four years).
Summary Compensation Table
The following table summarizes total compensation for services rendered to us by the NEOs during 2022 and 2021. All of our NEOs provide services to both us and USD and its affiliates other than us. Cash amounts paid for services to us (which amounts are shown in the “Salary” column of the table below) include the fixed fees that we pay to USD for the services of each of the NEOs under the terms of the Omnibus Agreement as well as the portion of the base salary that is separately allocated to us and reimbursed by us to USD. The NEOs also received other compensation and benefits from USD for services unrelated to us.

SUMMARY COMPENSATION TABLE

Name and Principal Position		Salary (1)	Stock Awards (2)	All Other Compensation	Total
	Year	($)	($)	($)	($)
Dan Borgen	2022	666,225	574,341	—	1,240,566
Chief Executive Officer and Director	2021	518,175	576,115	—	1,094,290
Adam Altsuler	2022	347,760	241,792	—	589,552
Executive Vice President and Chief Financial Officer	2021	363,825	195,957	—	559,782
Josh Ruple	2022	313,410	287,130	610	601,150
Executive Vice President, Chief Operating Officer	2021	248,063	244,947	—	493,010

(1)     The amounts presented reflect the portion of the fixed fee and variable amounts that we pay to USD for the NEOs’ services under Schedule C of the Omnibus Agreement and as otherwise set forth under the terms of the Omnibus Agreement, as well as the portion of each NEO’s base salary that is separately allocated to us and reimbursed by us to USD.
(2)     The amounts presented for 2022 and 2021 represent the grant date fair value of phantom unit awards granted pursuant to our A/R LTIP. Each Phantom Unit is the economic equivalent of one of our common units. Awards vest in four equal annual installments commencing on the one-year anniversary of the grant date, subject to vesting acceleration in certain circumstances as discussed below under the heading “Potential Payments Upon Termination or Change in Control.” The value attributed to each Phantom Unit, as determined in accordance with FASB Accounting Standards Codification 718, or ASC 718, is $5.85 per Phantom Unit for awards granted in 2022 and $4.82 per Phantom Unit for awards granted in 2021, in each case representing the closing price of our common units as stated on the NYSE on February 16, 2022 and 2021, respectively. For additional information about our phantom unit awards and the A/R LTIP, refer to the discussion below as well as the discussion included in Note 20. Unit Based Compensation of our financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report regarding assumptions underlying the valuation of the phantom unit awards.
Narrative Disclosure to Summary Compensation Table
Neither we, our general partner, nor any of our subsidiaries have employees. USD is contractually obligated to provide its and its subsidiaries’ employees and other personnel necessary for us to conduct our operations including all of our executive officers. All compensation for our executive officers is paid or provided, as applicable, by USD or its applicable affiliate. We pay USD fixed and variable amounts each month for the services of our executive officers.
Our general partner’s board of directors has adopted the Amended LTIP Plan on our behalf. Substantially all officers, employees, consultants and directors of our general partner and its affiliates who contribute to our business are eligible to receive awards under the A/R LTIP. Grants of awards under the Amended LTIP Plan are approved by our general partner’s board of directors. Our general partner’s board of directors has granted awards of Phantom Units pursuant to the A/R LTIP, which represent the right to receive our common units or, in the discretion of the board, cash payments based on the value of our common units. The following table sets forth the number of Phantom Units granted to our NEOs for the respective year:

Name	Year	Phantom Units Awarded
Dan Borgen	2022	98,178
	2021	119,526
Adam Altsuler	2022	41,332
	2021	40,655
Josh Ruple	2022	49,082
	2021	50,819

The Phantom Units service vest in four equal annual installments over a four-year period, subject to accelerated vesting in certain circumstances. For more information about accelerated vesting of the Phantom Units, see the discussion below under the heading “Potential Payments Upon Termination or Change in Control.” In addition, the phantom unit awards to our NEOs were granted with corresponding distribution equivalent rights, or DERs, which represent the right to receive payments in an amount equal to any distributions made by us with respect to our common units underlying the Phantom Units, which are paid at the same time distributions are paid by us, typically on a quarterly basis. The distribution equivalent rights remain outstanding until the earlier of the vesting or forfeiture of the related Phantom Unit.
Outstanding Equity Awards at Fiscal Year-End 2022
The following table shows outstanding equity awards for our NEOs. All values are shown as of December 31, 2022.

	Stock Awards
	(Phantom Units)
Name	Number of shares or units of stock that have not vested (#) (1)	Market value of shares or units of stock that have not vested ($) (2)
Dan Borgen	283,199	894,909
Adam Altsuler	101,985	322,273
Josh Ruple	122,068	385,735

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
(2)The value is based on the closing market price of a common unit on December 30, 2022, the last trading day for 2022, of $3.16 per unit.
Potential Payments Upon Termination or Change in Control
None of our NEOs have entered into any employment, severance or similar agreements in relation to their services to us or our general partner and, except with respect to the Phantom Units issued pursuant to our A/R LTIP, as of December 31, 2022, there were no arrangements pursuant to which our NEOs would receive any payments or benefits in connection with a change in control of us.
The phantom unit awards granted pursuant to the Amended LTIP Plan generally contemplate that the individual grants of Phantom Units will vest in four equal annual installments based on the grantee’s continued employment through the vesting dates, subject to acceleration upon (i) the grantee’s death or disability, (ii) a change in control of the Partnership or our general partner that also results in the grantee’s involuntary termination, or (iii) termination of the grantee’s service without cause (as defined in the A/R LTIP) or resignation for good reason, in either case following a change in control of the Partnership or our general partner. The board of directors of our general partner may also accelerate the vesting of the Phantom Units in its discretion within 60 days following the grantee’s termination for any reason other than cause.
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

2022 Director Compensation Table
As a partnership, we are managed by our general partner. The members of the board of directors of our general partner perform for us the functions of a board of directors of a business corporation. Our general partner has implemented a director compensation policy for members of the board of directors who are not officers, employees or paid consultants or advisors of us, our general partner, USD or Energy Capital Partners. We are allocated 100% of the director compensation of such board members. Such directors are expected to receive an annual compensation package valued at approximately $200,000. For 2022, approximately one-third of this target amount was paid in the form of a cash retainer and the remaining two-thirds was provided in the form of a phantom unit award (with distribution equivalent rights) under the A/R LTIP. The Phantom Units (with distribution equivalent rights) granted to the directors are subject to the same terms and conditions, including vesting acceleration, as the grants to our NEOs, except director awards vest in full on the first anniversary of the date of the grant subject to continued service through that date. Such directors also receive reimbursement for out-of-pocket expenses associated with attending board or committee meetings and director and officer liability insurance coverage. Officers, employees or paid consultants or advisors of us or our general partner or its affiliates (including USD) who also serve as directors do not receive additional compensation for their service as directors. All directors are indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law and are reimbursed for all expenses incurred in attending to his or her duties as a director.
DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Total (3) ($)
Jane O’Hagan	66,667	76,846	143,513
Stacy Smith	66,667	76,846	143,513
Jeff Wood	66,667	76,846	143,513

(1)    The amounts reflected in this column represent the director cash retainer payments made during 2022.
(2)    Each of Ms. O’Hagan, Mr. Smith and Mr. Wood were granted 13,136 phantom unit awards on February 16, 2022, pursuant to our A/R LTIP, with a grant date fair value, as determined in accordance with ASC 718, of $5.85 per unit, which amount is based on the closing price of one of our common units on February 16, 2022. At December 31, 2022, Ms. O’Hagan, Mr. Smith and Mr. Wood each held 13,136 Phantom Units. Each of the Phantom Units granted will fully vest on the one-year anniversary of the grant date. For additional information about our phantom unit awards and the A/R LTIP, refer to the discussion above, as well as the discussion included in Note 20. Unit Based Compensation of our financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report regarding assumptions underlying the valuation of the phantom unit awards.
(3)    The difference between the expected annual compensation package valued at approximately $200,000 discussed above and the total Director Compensation amount approved by the board and presented herein is due to the unit price utilized by the Board to determine the number of phantom unit awards, which was significantly higher than our unit price on the grant date. The higher unit price was used and determined by the Directors and management in an effort to reduce costs to the Partnership associated with the phantom unit awards.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following tables set forth information with respect to persons known to us to be the beneficial owners of more than 5% of any class of our units, and NEOs, directors and executive officers of USD Partners GP LLC as a group. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. The percentage of units beneficially owned is based on a total of 33,758,607 common units outstanding. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 21, 2023, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table sets forth information as of February 21, 2023, with respect to persons, other than the NEOs, executive officers and directors of USD Partners GP LLC as a group, known to us to be the beneficial owners of more than 5% of any class of our units:

Name of Beneficial Owner (1) (2)	Common Units Beneficially Owned	Percentage of Total Common Units Beneficially Owned
US Development Group, LLC (3)	17,308,226	51.3%

(1) The address for the beneficial owner is 811 Main Street, Suite 2800, Houston, Texas 77002.
(2)    As a result of an internal restructuring, the entities affiliated with Energy Capital Partners III previously included as reporting person, including USD Holdings LLC, are no longer deemed to share beneficial ownership of the securities reported herein.
(3) USD, through its 100% ownership of USD Group LLC (which owns 100% of our general partner), is the indirect owner of 17,308,226 common units. USD is the parent company of USD Group LLC who holds the common units directly and is the sole owner of the member interests of our general partner. USD Group LLC is managed by USD. USD is managed by a seven person board of directors that includes Dan Borgen, Mike Curry, James Hutson-Wiley, Schuyler Coppedge, Douglas Kimmelman, Francesco Ciabatti and Lieutenant General Leslie Smith. The board of directors of USD exercises voting and dispositive power over the units held by USD Group LLC, and acts by majority vote. Please read Item 13. Certain Relationships and Related Transactions, and Director Independence of this Annual Report. Messrs. Borgen, Coppedge, Curry, Hutson-Wiley, Kimmelman, Ciabatti and Smith are thus not deemed to have beneficial ownership of the units owned by USD Group LLC.
SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS
The following table sets forth information as of February 21, 2023, with respect to each class of our units beneficially owned by the NEOs, directors, and all directors and executive officers of USD Partners GP LLC as a group:

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Total Common Units Beneficially Owned
Dan Borgen (2)	506,882	1.5%
Schuyler Coppedge	—	*
Mike Curry (3)	151,566	*
Douglas Kimmelman	50,000	*
Francesco Ciabatti	—	*
Jane O’Hagan (4)	—	*
Brad Sanders (5)	418,477	1.2%
Stacy Smith (6)	142,829	*
Jeff Wood (7)	104,432	*
Adam Altsuler (8)	129,577	*
Josh Ruple (9)	153,216	*
All Directors and Executive Officers as a group (12 Persons) (10)	1,737,609	5.1%

*    Less than 1.0%.
(1)    Unless otherwise indicated, the address for each beneficial owner is 811 Main Street, Suite 2800, Houston, Texas 77002.

(2)    Excludes 256,221 Phantom Units granted under the A/R LTIP. The Phantom Units generally vest in equal annual installments over a four year service period commencing on the one year anniversary of the grant.
(3)    Excludes 52,772 Phantom Units granted under the A/R LTIP. The Phantom Units generally vest in equal annual installments over a four year service period commencing on the one year anniversary of the grant.
(4)    Excludes 13,136 Phantom Units granted under the A/R LTIP. The Phantom Units will vest on February 16, 2024.
(5)    Excludes 137,708 Phantom Units granted under the A/R LTIP. The Phantom Units generally vest in equal annual installments over a four year service period commencing on the one year anniversary of the grant.
(6)    Excludes 13,136 Phantom Units granted under the A/R LTIP. The Phantom Units will vest on February 16, 2024.
(7)    Excludes 13,136 Phantom Units granted under the A/R LTIP. The Phantom Units will vest on February 16, 2024.
(8)    Excludes 96,513 Phantom Units granted under the A/R LTIP. The Phantom Units vest in equal annual installments over a four year service period commencing on the one year anniversary of the grant.
(9)    Excludes 118,705 Phantom Units granted under the A/R LTIP. The Phantom Units generally vest in equal annual installments over a four-year service period commencing on the one-year anniversary of the grant.
(10)    Excludes 762,795 Phantom Units granted under the A/R LTIP.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table provides information as of December 31, 2022, with respect to common units that may be issued under the A/R LTIP:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	1,438,355	—	3,689,558
Equity compensation plans not approved by security holders	—	—	—
Total	1,438,355	—	3,689,558

(1)    Reflects the number of previously granted equity incentive awards, representing Phantom Units outstanding at December 31, 2022, issued pursuant to the Amended LTIP Plan and includes 69,983 Phantom Units issued pursuant to the Amended LTIP Plan that upon vesting entitle the participant to receive cash for an amount equivalent to the closing market price for one of our common units on the vesting date multiplied by the number of vested Phantom Units.
(2)    Reflects the remaining equity incentive awards, representing Phantom Units that are convertible into common units available for issuance pursuant to the A/R LTIP.

Item 13. Certain Relationships and Related Transactions, and Director Independence
As of February 21, 2023, USD Group LLC owns 17,308,226 common units representing an aggregate 51.3% limited partner interest in us. As of December 31, 2022, a value of up to $10.0 million of these common units were subject to a negative pledge supporting USDG’s revolving line of credit for working capital.
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

	For the year ended December 31,
	2022	2021
	(in millions)
Audit fees (1)	$1.0	$0.8
Audit-related fees (2)	0.1	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1.1	$0.8

(1)    Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements and internal controls, reviews of our interim consolidated financial statements and work related to registration statements and offerings.
(2)    Audit-related fees represent fees for assurance and related services. Audit-related fees incurred in 2022 are associated with the audit of the Hardisty South standalone financial statements included in the Form 8-K/A that was issued with the SEC on June 16, 2022.
(3)    BDO did not provide any tax services to us during the last two fiscal years.
(4)    All other fees represent fees for services not classifiable under the categories listed in the above table. No such services were rendered by BDO to us during the last two fiscal years.
Engagements for services provided by BDO are subject to pre-approval by the audit committee of the board of directors for USD Partners GP LLC. All services in 2022 were pre-approved by the audit committee.

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
a.    Report of BDO USA, LLP, Independent Registered Public Accounting Firm.
b.    Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020.
c.    Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020.
d.    Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020.
e.    Consolidated Balance Sheets as of December 31, 2022 and 2021.
f.    Consolidated Statements of Partners’ Capital for the years ended December 31, 2022, 2021 and 2020.
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
10.4#
First Amendment to USD Partners LP Amended and Restated 2014 Long-term Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36674) filed on December 14, 2022).

10.5
Development Rights and Cooperation Agreement between USD Terminals Canada ULC, as Current Operator, and USD Terminals Canada II ULC, as Developer, dated as of October 16, 2014 (incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36674) filed on October 21, 2014).

10.6#
Form of USD Partners LP Long-Term Incentive Plan Phantom Unit Agreement (U.S.) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36674) filed on February 20, 2015).

10.7
Facilities Connection Agreement Between USD Terminals Canada Inc. and Gibson Energy Partnership, dated June 4, 2013 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-198500) filed on September 22, 2014).

10.8†
First Amendment to Facilities Connection Agreement between USD Terminals Canada ULC and Gibson Energy Partnership dated November 2, 2018 (incorporated by reference herein to Exhibit 10.7 to the Annual Report on 10-K (File No. 001-36674) filed on March 7, 2019).

10.9††
Second Amendment to Facilities Connection Agreement between USD Terminals Canada ULC and Gibson Energy Partnership dated August 23, 2019 (incorporated by reference herein to Exhibit 10.8 to the Annual Report on 10-K (File No. 001-36674) filed on March 5, 2020).

10.10††
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

10.13
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

10.14
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

10.15
Marketing Services Agreement, dated June 28, 2021 by and between USD Partners LP and USD Clean Fuels LLC, (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36674) filed on June 29, 2021.

10.16
Contributions, Conveyance and Assumption Agreement, dated as of March 27, 2022, by and among USD Logistics Operations GP LLC, USD Logistics Operations LP, USD Partners LP, USD North America GP LLC, USD North America LP, USD Group LLC, and USD Partners GP LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36674) filed on March 29, 2022).

10.17
Amendment No. 3 to Amended and Restated Credit Agreement dated as of January 31, 2023, among USD Partners LP, USD Terminals Canada ULC, the subsidiary guarantors party thereto, Bank of Montreal, as administrative agent, and the other lenders and parties thereto (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36674) filed on February 6, 2023).

21.1*	Subsidiaries of the Registrant
23.1*	Consent of BDO USA, LLP.
24.1*	Powers of Attorney (included on the signature page to this Annual Report).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the USD Partners LP Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	March 2, 2023	By:	/s/ Dan Borgen
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Borgen	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 2, 2023
Dan Borgen

/s/ Adam Altsuler	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2023
Adam Altsuler

/s/ Schuyler Coppedge	Director	March 2, 2023
Schuyler Coppedge

/s/ Mike Curry	Director	March 2, 2023
Mike Curry

/s/ Douglas Kimmelman	Director	March 2, 2023
Douglas Kimmelman

/s/ Francesco Ciabatti	Director	March 2, 2023
Francesco Ciabatti

/s/ Jane O’Hagan	Director	March 2, 2023
Jane O’Hagan

/s/ Brad Sanders	Director	March 2, 2023
Brad Sanders

/s/ Stacy Smith	Director	March 2, 2023
Stacy Smith

/s/ Jeff Wood	Director	March 2, 2023
Jeff Wood