Form 10-Q
period 2023-03-31
USD Partners LP
filed 2023-05-04
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of April 28, 2023, there were 33,758,607 common units outstanding.

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
Cautionary Note Regarding Forward-Looking Statements
This Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) our ability to continue as a going concern; (2) the impact of world health events, epidemics and pandemics, such as the novel coronavirus (COVID-19) pandemic; (3) changes in general economic conditions and commodity prices, including as a result of the invasion of Ukraine by Russia and its regional and global ramifications, inflationary pressures, slowing growth or recession or instability of financial institutions; (4) the effects of competition, in particular, by pipelines and other terminal facilities; (5) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (6) government regulations regarding oil production, including if the Alberta Government were to resume setting production limits; (7) the supply of, and demand for, terminalling services for crude oil and biofuels; (8) the price and availability of debt and equity financing, whether through capital markets, lending or sale of assets; (9) actions by third parties, including customers, potential customers, construction-related services providers, our sponsors and our lenders, including with respect to modifications to or waivers under our credit agreement in light of the current uncertainty regarding our ability to remain in compliance with the covenants or to refinance the credit agreement before its maturity; (10) our ability to obtain additional sources of capital and maintain sufficient liquidity; (11) our ability to enter into new contracts for uncontracted capacity and to renew or replace expiring contracts; (12) hazards and operating risks that may not be covered fully by insurance; (13) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (14) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (15) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs or limit our operations; and (16) our ability to successfully identify and finance potential acquisitions, development projects and other growth opportunities. For additional factors that may affect our results, see “Risk Factors” and the other information included elsewhere in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is available to the public over the Internet at the website of the U.S. Securities and Exchange Commission, or SEC, (www.sec.gov) and at our website (www.usdpartners.com).

i

                PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS (1)

	Three Months Ended March 31,
	2023	2022
	(unaudited; in thousands of US dollars, except per unit amounts)
Revenues
Terminalling services	$19,739	$33,823
Terminalling services — related party	714	655
Fleet leases — related party	283	912
Fleet services — related party	85	299
Freight and other reimbursables	190	97
Freight and other reimbursables — related party	115	—
Total revenues	21,126	35,786
Operating costs
Subcontracted rail services	3,285	3,991
Pipeline fees	5,473	8,501
Freight and other reimbursables	305	97
Operating and maintenance	1,761	3,486
Operating and maintenance — related party	—	131
Selling, general and administrative	4,400	3,422
Selling, general and administrative — related party	2,184	5,324
Gain on sale of business	(6,202)	—
Depreciation and amortization	1,906	5,839
Total operating costs	13,112	30,791
Operating income	8,014	4,995
Interest expense	4,441	1,502
Loss (gain) associated with derivative instruments	1,850	(6,084)
Foreign currency transaction loss	54	1,647
Other income, net	(34)	(23)
Income before income taxes	1,703	7,953
Provision for (benefit from) income taxes	(272)	480
Net income	$1,975	$7,473
Net income attributable to limited partner interests	$1,975	$8,842
Net income per common unit (basic and diluted)	$0.06	$0.32
Weighted average common units outstanding	33,566	27,440

(1)As discussed in Note 1. Organization and Basis of Presentation, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal which we acquired effective April 1, 2022 because the transaction was between entities under common control.
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (1)

	Three Months Ended March 31,
	2023	2022
	(unaudited; in thousands of US dollars)
Net income	$1,975	$7,473
Other comprehensive income — foreign currency translation	86	594
Comprehensive income	$2,061	$8,067

(1)As discussed in Note 1. Organization and Basis of Presentation, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal which we acquired effective April 1, 2022 because the transaction was between entities under common control.
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (1)

	Three Months Ended March 31,
	2023	2022
	(unaudited; in thousands of US dollars)
Cash flows from operating activities:
Net income	$1,975	$7,473
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,906	5,839
Loss (gain) associated with derivative instruments	1,850	(6,084)
Settlement of derivative contracts	185	(273)
Unit based compensation expense	1,033	1,237
Gain on sale of business	(6,202)	—
Deferred income taxes	5	197
Amortization of deferred financing costs	318	356
Changes in operating assets and liabilities:
Accounts receivable	5	(5,054)
Accounts receivable — related party	17	421
Prepaid expenses, inventory and other assets	375	2,369
Accounts payable and accrued expenses	2,061	4,064
Accounts payable and accrued expenses — related party	(402)	721
Deferred revenue and other liabilities	(3,899)	(2,017)
Deferred revenue and other liabilities — related party	191	(16)
Net cash provided by (used in) operating activities	(582)	9,233
Cash flows from investing activities:
Additions of property and equipment	(375)	(200)
Net proceeds from the sale of business	32,650	—
Net cash provided by (used in) investing activities	32,275	(200)
Cash flows from financing activities:
Distributions	(2,154)	(3,518)
Payments for deferred financing costs	(181)	(13)
Vested phantom units used for payment of participant taxes	(671)	(1,052)
Repayments of long-term debt	—	(6,396)
Net cash used in financing activities	(3,006)	(10,979)
Effect of exchange rates on cash	35	1,165
Net change in cash, cash equivalents and restricted cash	28,722	(781)
Cash, cash equivalents and restricted cash — beginning of period	5,780	12,717
Cash, cash equivalents and restricted cash — end of period	$34,502	$11,936

(1)As discussed in Note 1. Organization and Basis of Presentation, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal which we acquired effective April 1, 2022 because the transaction was between entities under common control.
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited; in thousands of US dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$10,843	$2,530
Restricted cash	23,659	3,250
Accounts receivable, net	1,716	2,169
Accounts receivable — related party	392	409
Prepaid expenses	2,938	3,188
Other current assets	1,555	1,746
Total current assets	41,103	13,292
Property and equipment, net	82,424	106,894
Intangible assets, net	—	3,526
Operating lease right-of-use assets	1,138	1,508
Other non-current assets	1,376	1,556
Total assets	$126,041	$126,776

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$4,976	$3,389
Accounts payable and accrued expenses — related party	745	1,147
Deferred revenue	2,572	3,562
Deferred revenue — related party	122	128
Long-term debt, current portion	214,206	214,092
Operating lease liabilities, current	382	700
Other current liabilities	5,163	7,907
Other current liabilities — related party	60	11
Total current liabilities	228,226	230,936
Operating lease liabilities, non-current	694	688
Other non-current liabilities	9,159	7,556
Other non-current liabilities — related party	147	—
Total liabilities	238,226	239,180
Commitments and contingencies
Partners’ capital
Common units (33,758,607 and 33,381,187 outstanding at March 31, 2023 and December 31, 2022, respectively)	(108,130)	(108,263)
Accumulated other comprehensive loss	(4,055)	(4,141)
Total partners’ capital	(112,185)	(112,404)
Total liabilities and partners’ capital	$126,041	$126,776

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
THREE MONTHS CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (1)

	Three Months Ended March 31,
	2023		2022
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at January 1	33,381,187	$(108,263)	27,268,878	$16,355
Common units issued for vested phantom units	377,420	(671)	351,031	(1,052)
Net income	—	1,975	—	8,842
Unit based compensation expense	—	983	—	1,149
Distributions	—	(2,154)	—	(3,459)
Ending balance at March 31,	33,758,607	(108,130)	27,619,909	21,835
General Partner units
Beginning balance at January 1	—	—	461,136	5,678
Non-cash contribution to Hardisty South entities from Sponsor prior to acquisition	—	—	—	18,207
Net loss	—	—	—	(1,369)
Distributions	—	—	—	(59)
Ending balance at March 31,	—	—	461,136	22,457
Accumulated other comprehensive income (loss)
Beginning balance at January 1		(4,141)		(178)
Cumulative translation adjustment		86		594
Ending balance at March 31,		(4,055)		416
Total partners’ capital at March 31,		$(112,185)		$44,708

(1)As discussed in Note 1. Organization and Basis of Presentation, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal which we acquired effective April 1, 2022 because the transaction was between entities under common control.
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
On March 31, 2023, we completed our divestiture of all of the equity interests in our Casper Terminal, which included the Casper Crude to Rail, LLC and CCR Pipeline, LLC entities, for approximately $33 million in cash, subject to customary adjustments. Refer to Note 3. Acquisition and Dispositions — Casper Terminal Divestiture for additional details regarding this disposition. The Casper Terminal was included in our Terminalling Services segment.
On April 6, 2022, we completed the acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG, exchanged our sponsor’s economic general partner interest in us for a non-economic general partner interest and eliminated our sponsor’s incentive distribution rights, or IDRs, for a total consideration of $75 million in cash and 5,751,136 common units, that was made effective as of April 1, 2022. The acquisition was determined to be a business combination of entities under common control. Refer to Note 3. Acquisition and Dispositions — Hardisty South Terminal Acquisition for more information. The entities acquired in the Hardisty South acquisition have been included in our Terminalling Services segment.
Basis of Presentation
Our accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements.
Our unaudited interim consolidated financial statements and related notes for the three months ended March 31, 2022 have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal because the acquisition represented a business combination between entities under common control.
In the opinion of our management, our unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of March 31, 2023, our results of operations for the three months ended March 31, 2023 and 2022, and our cash flows for the three months ended March 31, 2023 and 2022. We derived our consolidated balance sheet as of December 31, 2022, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our results of operations for the three months ended March 31, 2023 and 2022 should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, changes in the fair market value of our derivative instruments and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Going Concern
We evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Our evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. The maturity date of our Credit Agreement (as defined below) is November 2, 2023. As a result of the maturity date being within 12 months after the date that these financial statements were issued, the amounts due under our Credit Agreement have been included in our going concern assessment. Our ability to continue as a going concern is dependent on the refinancing or the extension of the maturity date of our Credit Agreement. If we are unable to refinance or extend the maturity date of our Credit Agreement, we do not currently have sufficient cash on hand or available liquidity to repay the maturing credit facility debt as it becomes due, nor do we expect cash flow from our current operations to provide sufficient funds for such repayment.
In addition to the above, there is uncertainty in our ability to remain in compliance with the covenants contained in our amended Credit Agreement for a period of 12 months after the date these financials were issued. Although we continue to focus on renewing, extending or replacing expired or expiring customer agreements at the Hardisty and Stroud Terminals, unless we are able to renew, extend or replace such agreements more quickly than we currently expect as of the date of this report, and the pricing environment improves relative to our current expectations, we do not expect that we will be able to remain in compliance with the total leverage ratio and interest coverage covenants in the Credit Agreement for the third quarter of 2023. If we fail to comply with such covenants in the Credit Agreement, we would be in default under the terms of the Credit Agreement, which would entitle our lenders to declare all outstanding indebtedness thereunder to be immediately due and payable. We are currently not projected to have sufficient cash on hand or available liquidity to repay the Credit Agreement should the lenders not provide a further waiver or amendment and declare all outstanding indebtedness thereunder to be immediately due and payable.
The conditions described above raise substantial doubt about our ability to continue as a going concern for the next 12 months.
We are currently in discussions with our lenders and other potential capital providers and pursuing plans to refinance or replace our Credit Agreement or extend and amend the current obligations under the Credit Agreement, however we cannot make assurances that we will be successful in these efforts, or that any refinancing, extension or replacement would be on terms favorable to us. Moreover, our ability to refinance our outstanding indebtedness under, or extend the maturity date of, our Credit Agreement is expected to be negatively impacted to the extent we are unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals or experience further prolonged delays in doing so.
Due to the substantial doubt about our ability to continue as a going concern discussed above, as of March 31, 2023, we have recorded a valuation allowance against our deferred tax asset that is associated with our Canadian entities. These consolidated financial statements do not include any other adjustments that might result from the outcome of this uncertainty, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
Liabilities — Supplier Finance Programs (ASU 2022-04)
In September 2022, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2022-04, or ASU 2022-04, which amends Accounting Standards Codification Topic 405 to require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs. In each annual reporting period, the buyer should disclose the key terms of the program, including a description of the payment terms and assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. For the obligations that the buyer has confirmed as valid to the finance provider or intermediary the amount outstanding that remains unpaid by the buyer as of the end of the annual period, a description of where those obligations are presented in the balance sheet and a rollforward of those obligations during the annual period, including the amount of obligations confirmed and the amount of obligations subsequently paid should be disclosed. In each interim reporting period, the buyer should disclose the amount of obligations outstanding that the buyer has confirmed as valid to the finance provider or intermediary as of the end of the interim period. The pronouncement is effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption was permitted.
We adopted all the provisions of ASU 2022-04 on January 1, 2023. Our adoption of this standard had no significant impact on our financial statements.

3. ACQUISITIONS AND DISPOSITIONS
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

	Three Months Ended March 31, 2022
	USD Partners LP (1)	Hardisty South Acquisition	Eliminations (2)	Consolidated Results
	(in thousands)
Revenues
Terminalling services	$28,185	$5,638	$—	$33,823
Terminalling services — related party	655	2,075	(2,075)	655
Fleet leases — related party	912	—	—	912
Fleet services — related party	299	—	—	299
Freight and other reimbursables	78	19	—	97
Total revenues	30,129	7,732	(2,075)	35,786
Operating costs
Subcontracted rail services	3,252	739	—	3,991
Pipeline fees	6,060	2,441	—	8,501
Freight and other reimbursables	78	19	—	97
Operating and maintenance	3,034	452	—	3,486
Operating and maintenance — related party	2,206	—	(2,075)	131
Selling, general and administrative	3,223	199	—	3,422
Selling, general and administrative — related party	2,032	3,292	—	5,324
Depreciation and amortization	5,507	332	—	5,839
Total operating costs	25,392	7,474	(2,075)	30,791
Operating income	4,737	258	—	4,995
Interest expense	1,385	117	—	1,502
Gain associated with derivative instruments	(6,084)	—	—	(6,084)
Foreign currency transaction loss	47	1,600	—	1,647
Other income, net	(23)	—	—	(23)
Income (loss) before income taxes	9,412	(1,459)	—	7,953
Provision for income taxes	421	59	—	480
Net income (loss)	$8,991	$(1,518)	$—	$7,473

(1)As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.
(2)Represents business transactions between USDP and Hardisty South, whereby Hardisty South provided terminalling services for a third-party customer of USDP for contracted capacity that exceeded the transloading capacity that was available.
Casper Terminal Divestiture
On March 31, 2023 we completed our divestiture of 100% of the equity interests in our Casper Terminal, which included the Casper Crude to Rail, LLC and CCR Pipeline, LLC entities, for approximately $33.0 million in cash, subject to customary adjustments.
The Casper Terminal entities had a carrying value of $26.8 million at the time of sale. The Casper Terminal was included in our Terminalling services segment. The Casper crude oil terminal, located in Casper, Wyoming, primarily consists of unit train-capable railcar loading capacity in excess of 100,000 barrels per day, six customer-dedicated storage tanks with 900,000 barrels of total capacity and a six-mile, 24-inch diameter pipeline with a direct connection from the Express Pipeline. We recognized a gain of $6.2 million from the sale of the terminal which we recorded as “Gain on sale of business” in our consolidated statement of operations. The gain on sale of business that resulted from the sale of the Casper Terminal was not subject to income tax as the entity is included within our partnership structure. Therefore, no impact was reflected within the “Provision for (benefit from) income taxes” recognized in the three months ended March 31, 2023 in our consolidated statements of operations.
In connection with our divestiture of the Casper terminal, we entered into a transition services agreement with the buyer, pursuant to which we will provide certain administrative, customer support and information technology support services to the Casper terminal for not more than three months following the closing date, while the buyer transitions such services to their management.
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
We determined basic and diluted net income per limited partner unit as set forth in the following tables:

	For the Three Months Ended March 31, 2023
	Common Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to limited partner interests in USD Partners LP	$1,975	$—	$1,975
Less: Distributable earnings (1)	—	—	—
Excess net income	$1,975	$—	$1,975
Weighted average units outstanding (2)	33,566	—	33,566
Distributable earnings per unit (3)	$—
Underdistributed earnings per unit (4)	0.06
Net income per limited partner unit (basic and diluted) (5)	$0.06

(1)    There were no distributions payable for the three months ended March 31, 2023. Refer to Note 16. Partner’ Capital for further information.
(2)    Represents the weighted average units outstanding for the period.
(3)     Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.
(4)     Represents the additional amount per unit necessary to distribute the excess net income for the period among our limited partners and our general partners according to the distribution formula for available cash as set forth in our partnership agreement.
(5)    Our computation of net income per limited partner unit excludes the effects of 1,454,327 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
.

	For the Three Months Ended March 31, 2022
	Common Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to general and limited partner interests in USD Partners LP (1)	$8,842	$(1,369)	$7,473
Less: Distributable earnings (2)	3,633	3	3,636
Excess net income	$5,209	$(1,372)	$3,837
Weighted average units outstanding (3)	27,440	461	27,901
Distributable earnings per unit (4)	$0.13
Underdistributed earnings per unit (5)	0.19
Net income per limited partner unit (basic and diluted) (6)	$0.32

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period.
(2)Represents the distributions paid for the period based upon the quarterly distribution amount of $0.1235 per unit or $0.494 on an annualized basis for the three months ended March 31, 2022. Amounts presented for each class of units include a proportionate amount of the $167 thousand distributed to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the Amended LTIP Plan.
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

	Three Months Ended March 31, 2023
	U.S.	Canada	Total
	(in thousands)
Third party	$2,456	$17,473	$19,929
Related party	$1,140	$57	$1,197

	Three Months Ended March 31, 2022
	U.S.	Canada	Total
	(in thousands)
Third party	$7,336	$26,584	$33,920
Related party	$1,866	$—	$1,866
Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our Terminal and Fleet services agreements as of March 31, 2023 are as follows for the periods indicated:

	Nine months ending December 31, 2023	2024	2025	2026	2027	Thereafter	Total
	(in thousands)
Terminalling Services (1) (2)	$36,887	$25,295	$24,149	$24,149	$20,240	$72,526	$203,246
Fleet Services	90	—	—	—	—	—	90
Total	$36,977	$25,295	$24,149	$24,149	$20,240	$72,526	$203,336

(1)A significant portion of our Terminal Services Agreements are denominated in Canadian dollars. We have converted the remaining performance obligations associated with these Canadian dollar-denominated contracts using the year-to-date average exchange rate of 0.7396 U.S. dollars for each Canadian dollar at March 31, 2023.
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
Deferred Revenue
Our deferred revenue is a form of a contract liability and consists of amounts collected in advance from customers associated with their terminal and fleet services agreements and deferred revenues associated with make-up rights, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We currently recognize substantially all of the amounts we receive for minimum volume commitments as revenue when collected, since breakage associated with these make-up rights is currently approximately 99% based on our expectations around usage of these options. Accordingly, we had $0.1 million and $0.4 million deferred revenue at March 31, 2023 and December 31, 2022, respectively, for estimated breakage associated with the make-up rights options we granted to our customers.
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

The following table presents the amounts outstanding on our consolidated balance sheets and changes associated with the balance of our deferred revenue for the three months ended March 31, 2023:

	December 31, 2022	Cash Additions for Customer Prepayments	Balance Sheet Reclassification	Revenue Recognized	March 31, 2023
	(in thousands)
Deferred revenue (1)	$3,562	$2,572	$—	$(3,562)	$2,572
Other current liabilities (2)	$5,681	$—	$258	$(2,314)	$3,625
Other non-current liabilities (2)	$3,943	$4	$(258)	$—	$3,689

(1)    Includes deferred revenue of $0.1 million and $0.4 million at March 31, 2023 and December 31, 2022, respectively, for estimated breakage associated with the make-up right options we granted our customers as discussed above.
(2)    Includes cumulative revenue that has been deferred due to tiered billing provisions included in certain of our Canadian dollar-denominated contracts, as discussed above. As such, the change in “Other current liabilities” has been increased by $6 thousand and “Other non-current liabilities” presented has been increased by $4 thousand due to the impact of the change in the end of period exchange rate between March 31, 2023 and December 31, 2022.
Deferred Revenue — Fleet Leases
Our deferred revenue also includes advance payments from our customer of our Fleet services business, which will be recognized as Fleet leases revenue when earned pursuant to the terms of our contractual arrangements. We have included $0.1 million at March 31, 2023 and at December 31, 2022, in “Deferred revenue — related party” on our consolidated balance sheets associated with our customer’s prepayment for our fleet lease agreements. Refer to Note 8. Leases for additional discussion of our lease revenues.
6. RESTRICTED CASH
We include in restricted cash amounts representing a cash account for which the use of funds is restricted by a facilities connection agreement among us and Gibson Energy Inc., or Gibson, that we entered into during 2014 in connection with the development of our Hardisty Terminal. The collaborative arrangement is further discussed in Note 11. Collaborative Arrangement.
In addition, we have an indemnity escrow account of $2.0 million included in our restricted cash amounts associated with the divestiture of our Casper Terminal that is required to be held for one year from the March 31, 2023 closing date of the sale of the terminal and $19.1 million in restricted cash held for repayment on our Credit Agreement per the covenants that was required to be paid within three days of the closing date of the sale of the Casper Terminal. Refer to Note 3. Acquisitions and Dispositions for a further discussion of the Casper Terminal divestiture and Note 19. Subsequent event for a discussion of payments made on our Credit Agreement subsequent to March 31, 2023.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amounts shown in our consolidated statements of cash flows for the specified periods:

	March 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$10,843	$4,497
Restricted Cash	23,659	7,439
Total cash, cash equivalents and restricted cash	$34,502	$11,936

7. PROPERTY AND EQUIPMENT
Our property and equipment is comprised of the following asset classifications as of the dates indicated:

	March 31, 2023	December 31, 2022	Estimated Useful Lives (Years)
	(in thousands)
Land	$3,225	$10,110	N/A
Trackage and facilities	99,449	108,325	10-30
Pipeline	6,046	12,759	20-30
Equipment	22,288	22,553	3-20
Furniture	84	84	5-10
Total property and equipment	131,092	153,831
Accumulated depreciation	(48,843)	(47,360)
Construction in progress (1)	175	423
Property and equipment, net	$82,424	$106,894

(1)The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that has not been placed into productive service as of the respective consolidated balance sheet date.
Depreciation expense associated with property and equipment totaled $1.8 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively.
8. LEASES
Lessee
We have noncancellable operating leases for railcars, buildings, storage tanks, offices, railroad tracks, and land.

Three Months Ended March 31, 2023
Weighted-average discount rate	4.5%
Weighted average remaining lease term in years	6.21
Our total lease cost consisted of the following items for the dates indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating lease cost	$326	$1,515
Short term lease cost	31	31
Variable lease cost	6	18
Sublease income	(283)	(1,281)
Total	$80	$283

The maturity analysis below presents the undiscounted cash payments we expect to make each period for property that we lease from others under noncancellable operating leases as of March 31, 2023 (in thousands):

2023	$420
2024	115
2025	114
2026	117
2027	121
Thereafter	384
Total lease payments	$1,271
Less: imputed interest	(195)
Present value of lease liabilities	$1,076
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

	Three Months Ended March 31,
	2023	2022
	(in thousands, except weighted average term)
Lease income (1)	$1,278	$2,486
Weighted average remaining lease term in years		3.57

(1)Lease income presented above includes lease income from related parties. Refer to Note 12. Transactions with Related Parties for additional discussion of lease income from a related party. In addition, lease income as discussed above totaling $1.0 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively, is included in “Terminalling services” and “Terminalling services — related party” revenues on our consolidated statements of operations.
The maturity analysis below presents the undiscounted future minimum lease payments we expect to receive from customers each period for property they lease from us under noncancellable operating leases as of March 31, 2023 (in thousands):

2023	$2,513
2024	2,944
2025	2,936
2026	2,687
Total	$11,080

9. INTANGIBLE ASSETS
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Carrying amount:
Customer service agreements	$—	$3,832
Other	—	—
Total carrying amount	—	3,832
Accumulated amortization:
Customer service agreements	—	(306)
Other	—	—
Total accumulated amortization	—	(306)
Total intangible assets, net	$—	$3,526
Our identifiable intangible assets originated from the acquisition of the Casper Terminal and were therefore removed from our consolidated balance sheet effective with the divestiture of our Casper Terminal that occurred in March 2023. Refer to Note. 3 Acquisitions and Dispositions — Casper Terminal Divestiture for further details.
Amortization expense associated with intangible assets totaled $0.1 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively.
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
In October 2021, we entered into an amendment to our Credit Agreement, with a syndicate of lenders. The amendment extended the maturity date of the agreement by one year. The aggregate borrowing capacity of the facility is $275 million and reflects the resignation of Citibank, N.A. as administrative agent and swing line lender under the facility and the appointment of Bank of Montreal as the successor administrative agent and swing line lender under the facility.
In addition, in January 2023, we executed an additional amendment to our Credit Agreement, or the Amendment. Among other things, the Amendment provides us with relief from compliance with our Credit Agreement’s maximum Consolidated Net Leverage Ratio and minimum Consolidated Interest Coverage Ratio. As amended, the maximum Consolidated Leverage Ratio was increased from 4.5x to 5.5x for the first and second quarters of 2023 and 5.25x for the third quarter of 2023, and the minimum Consolidated Interest Coverage Ratio was reduced from 2.5x to 2.25x for the second quarter of 2023 and 2.0x for the third quarter of 2023. Beginning January 31, 2023 and continuing through maturity, our ability to make distributions, other restricted payments and investments will be more limited than prior to closing the Amendment if our Consolidated Net Leverage Ratio, pro forma for such distribution, other restricted payment or investment, exceeds 4.5x, or our pro forma liquidity is less than $20 million. The Amendment also increased the borrowing spreads under our Credit Agreement to be more consistent with current market rates and replaces LIBOR-based borrowing options with Term SOFR-based borrowing options. In connection with the Amendment, we incurred additional deferred financing costs of $203 thousand. The deferred financing costs from the Credit Agreement along with the remaining deferred financing costs from the Credit Agreement prior to the Amendment will be amortized over the remaining term of the Credit Agreement using the straight line method, which approximates the effective interest method.

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
Our long-term debt balances included the following components as of the specified dates:

	March 31, 2023	December 31, 2022
	(in thousands)
Credit Agreement	$215,000	$215,000
Less: Deferred financing costs, net	(794)	(908)
Less: Long-term debt, current portion	(214,206)	(214,092)
Total long-term debt, net	$—	$—
We determined the capacity available to us under the terms of our Credit Agreement was as follows as of the specified dates:

	March 31, 2023	December 31, 2022
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$275.0	$275.0
Less: Amounts outstanding under the Credit Agreement	215.0	215.0
Available under the Credit Agreement based on capacity	$60.0	$60.0
Available under the Credit Agreement based on covenants (1)	$30.2	$53.0

(1)    Pursuant to the terms of our amended Credit Agreement, as discussed above, our borrowing capacity is currently limited to 5.5 times (5.0 times at December 31, 2022) our trailing 12-month consolidated EBITDA, which equates to $30.2 million and $53.0 million of borrowing capacity available based on our covenants at March 31, 2023 and December 31, 2022, respectively.
The weighted average interest rate on our outstanding indebtedness was 7.81% and 6.92% at March 31, 2023 and December 31, 2022, respectively, without consideration to the effect of our derivative contracts. In addition to the interest we incur on our outstanding indebtedness, we paid commitment fees of 0.5% on unused commitments at March 31, 2023, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. At March 31, 2023, we were in compliance with the covenants set forth in our Credit Agreement.
Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Interest expense on the Credit Agreement	$4,123	$1,146
Amortization of deferred financing costs	318	356
Total interest expense	$4,441	$1,502

11. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty Terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty Terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty Terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty Terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred pipeline fees of $5.5 million and $8.5 million for the three months ended March 31, 2023 and 2022, respectively, which are presented as “Pipeline fees” in our consolidated statements of operations.

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
USDG is the sole owner of our general partner and at March 31, 2023, owns 17,308,226 of our common units representing a 51.3% limited partner interest in us. As of March 31, 2023, a value of up to $10.0 million of these common units were subject to a negative pledge supporting USDG’s revolving line of credit for working capital. USDG also provides us with general and administrative support services necessary for the operation and management of our business.
USD Partners GP LLC, our general partner, pursuant to our partnership agreement, is responsible for our overall governance and operations. However, our general partner has no obligation to, does not intend to and has not implied that it would provide financial support to or fund cash flow deficits of the Partnership.
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
The total amounts charged to us under the Omnibus Agreement for the three months ended March 31, 2023 and 2022 was $2.2 million and $2.0 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of operations. We had a payable balance of $0.4 million and $0.8 million with respect to these costs at March 31, 2023 and December 31, 2022, respectively, included in “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.

USD Services Agreement
Prior to our acquisition of the Hardisty South entities, USD and the Hardisty South entities entered into a services agreement for the provision of services related to the management and operation of transloading assets. Services provided consisted of financial and administrative, information technology, legal, management, human resources, and tax, among other services. The Hardisty South entities incurred $3.2 million pursuant to the agreement for the three months ended March 31, 2022 and these amounts are included in “Selling, general, and administrative — related party” in our consolidated statements of operations. Upon our acquisition of the Hardisty South entities effective April 1, 2022, this services agreement was canceled and a similar agreement was established with us. As such, there was no associated expense for the three months ended March 31, 2023 related to the agreement included in “Selling, general, and administrative — related party” in our consolidated statements of operations.
Marketing Services Agreement — Stroud Terminal
In connection with our purchase of the Stroud Terminal, we entered into a Marketing Services Agreement with USDM, or the Stroud Terminal MSA, in May 2017, whereby we granted USDM the right to market the capacity at the Stroud Terminal in excess of the original capacity of our initial customer in exchange for a nominal per barrel fee. USDM is obligated to fund any related capital costs associated with increasing the throughput or efficiency of the terminal to handle additional throughput. Upon expiration of our contract with the initial Stroud customer in June 2020, the same marketing rights now apply to all throughput at the Stroud Terminal in excess of the throughput necessary for the Stroud Terminal to generate Adjusted EBITDA that is at least equal to the average monthly Adjusted EBITDA derived from the initial Stroud customer during the 12 months prior to expiration. We also granted USDG the right to develop other projects at the Stroud Terminal in exchange for the payment to us of market-based compensation for the use of our property for such development projects. Any such development projects would be wholly-owned by USDG and would be subject to our existing right of first offer, or ROFO, with respect to midstream projects developed by USDG. There were no payments made under the Stroud Terminal MSA during the periods presented in this Report.
Marketing Services Agreement — West Colton Terminal
In June 2021, we entered into a Terminal Services Agreement with USDCF that is supported by a minimum throughput commitment to USDCF from an investment-grade rated, refining customer as well as a performance guaranty from USD. The Terminal Services Agreement provides for the inbound shipment of renewable diesel on rail at our West Colton Terminal and the outbound shipment of the product on tank trucks to local consumers. The Terminal Services Agreement has an initial term of five years and commenced on December 1, 2021. We have modified our existing West Colton Terminal so that it now has the capability to transload renewable diesel in addition to the ethanol that it has been transloading.
In exchange for the Terminal Services Agreement at our West Colton Terminal with USDCF discussed above, we also entered into a Marketing Services Agreement in June 2021, or the West Colton MSA, with USDCF pursuant to which we agreed to grant USDCF marketing and development rights pertaining to future renewable diesel opportunities associated with the West Colton Terminal in excess of the initial renewable diesel Terminal Services Agreement simultaneously executed in June 2021 between us and USDCF. These rights entitle USDCF to market all additional renewable diesel opportunities at the West Colton Terminal during the initial term of the USDCF agreement, and following the initial term of that agreement, all renewable diesel opportunities at the West Colton Terminal in excess of the throughput necessary to generate Adjusted EBITDA for the West Colton Terminal that is at least equal to the average monthly Adjusted EBITDA derived from the initial USDCF agreement during the 12 months prior to expiration of that agreement’s initial five-year term. Pursuant to the West Colton MSA, USDCF will fund any related capital costs associated with increasing the throughput or efficiency of the terminal to handle additional renewable diesel opportunities. In addition, we granted USDCF the right to develop other renewable diesel projects at the West Colton Terminal in exchange for a per barrel fee covering our associated operating costs. Any such development projects would be wholly-owned by USD and would be subject to the terms and conditions of the ROFO with respect to midstream infrastructure developed by USD. There have been no payments made under the West Colton MSA during the periods presented in this Report.
Related Party Revenue and Deferred Revenue
As previously discussed, we entered into a Terminal Services Agreement at our West Colton Terminal with USDCF that became effective in December 2021. We include amounts received pursuant to the arrangement as revenue in the table below under “Terminalling services — related party” in our consolidated statements of operations.
We also have agreements to provide fleet services for USDM, which includes reimbursement to us for certain out-of-pocket expenses we incur. We received revenue from USDM for the lease of 200 railcars pursuant to the terms of an existing agreement with us, which is included in the table below under “Fleet leases — related party” and “Fleet services — related party” and in our consolidated statements of operations.
Our related party revenues from USD and affiliates are presented below in the following table for the indicated periods:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Terminalling services — related party	$714	$655
Fleet leases — related party	283	912
Fleet services — related party	85	299
Freight and other reimbursables — related party	115	—
	$1,197	$1,866
We had the following amounts outstanding with USD and affiliates on our consolidated balance sheets as presented below in the following table for the indicated periods (1) :

	March 31, 2023	December 31, 2022
	(in thousands)
Accounts receivable — related party	$392	$409
Accounts payable and accrued expenses — related party (1)	$326	$382
Other current and non-current liabilities — related party (2)	$207	$11
Deferred revenue — related party (3)	$122	$128

(1)The table presented above does not include amounts payable to related parties associated with the Omnibus Agreement that are recorded to “Accounts payable and accrued expenses — related party” as discussed above.
(2)Represents contract liabilities associated with lease agreements with USDM and USDCF.
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

	Three Months Ended March 31, 2023
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$19,739	$—	$—	$19,739
Terminalling services — related party	714	—	—	714
Fleet leases — related party	—	283	—	283
Fleet services — related party	—	85	—	85
Freight and other reimbursables	190	—	—	190
Freight and other reimbursables — related party	115	—	—	115
Total revenues	20,758	368	—	21,126
Operating costs
Subcontracted rail services	3,285	—	—	3,285
Pipeline fees	5,473	—	—	5,473
Freight and other reimbursables	305	—	—	305
Operating and maintenance	1,466	295	—	1,761
Selling, general and administrative	1,390	22	5,172	6,584
Gain on sale of business	—	—	(6,202)	(6,202)
Depreciation and amortization	1,906	—	—	1,906
Total operating costs	13,825	317	(1,030)	13,112
Operating income	6,933	51	1,030	8,014
Interest expense	—	—	4,441	4,441
Loss associated with derivative instruments	—	—	1,850	1,850
Foreign currency transaction loss	23	—	31	54
Other income, net	(32)	—	(2)	(34)
Provision for (benefit from) income taxes	(278)	6	—	(272)
Net income (loss)	$7,220	$45	$(5,290)	$1,975

	Three Months Ended March 31, 2022
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$33,823	$—	$—	$33,823
Terminalling services — related party	655	—	—	655
Fleet leases — related party	—	912	—	912
Fleet services — related party	—	299	—	299
Freight and other reimbursables	97	—	—	97
Freight and other reimbursables — related party	—	—	—	—
Total revenues	34,575	1,211	—	35,786
Operating costs
Subcontracted rail services	3,991	—	—	3,991
Pipeline fees	8,501	—	—	8,501
Freight and other reimbursables	97	—	—	97
Operating and maintenance	2,624	993	—	3,617
Selling, general and administrative	4,787	57	3,902	8,746
Depreciation and amortization	5,839	—	—	5,839
Total operating costs	25,839	1,050	3,902	30,791
Operating income (loss)	8,736	161	(3,902)	4,995
Interest expense	117	—	1,385	1,502
Gain associated with derivative instruments	—	—	(6,084)	(6,084)
Foreign currency transaction loss (gain)	1,698	—	(51)	1,647
Other income, net	(23)	—	—	(23)
Provision for income taxes	416	64	—	480
Net income	$6,528	$97	$848	$7,473

Segment Adjusted EBITDA
The following tables present the computation of Segment Adjusted EBITDA, which is a measure determined in accordance with GAAP, for each of our segments for the periods indicated:

	Three Months Ended March 31,
Terminalling Services Segment	2023	2022
	(in thousands)
Net income	$7,220	$6,528
Interest expense (income), net (1)	(31)	116
Depreciation and amortization	1,906	5,839
Provision for (benefit from) income taxes	(278)	416
Foreign currency transaction loss (2)	23	1,698
Non-cash deferred amounts (3)	(1,651)	(1,557)
Segment Adjusted EBITDA attributable to Hardisty South entities prior to acquisition (4)	—	(258)
Segment Adjusted EBITDA	$7,189	$12,782

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
(4)    Segment adjusted EBITDA attributable to the Hardisty South entities for the three months ended March 31, 2022 was excluded from the Terminalling Services Segment Adjusted EBITDA, as these amounts were generated by the Hardisty South entities prior to the Partnership’s acquisition.

	Three Months Ended March 31,
Fleet Services Segment	2023	2022
	(in thousands)
Net income	$45	$97
Provision for income taxes	6	64
Segment Adjusted EBITDA	$51	$161

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
Interest Rate Derivatives
In October 2022, we terminated and settled our existing interest rate swap and simultaneously entered into a new interest rate swap. The new interest rate swap is a five-year contract with a $175.0 million notional value that fixes SOFR to 3.956% for the notional value of the swap agreement instead of the variable rate that we pay under our Credit Agreement. The swap settles monthly through the termination date in October 2027.
Derivative Positions
We record all of our derivative financial instruments at their fair values in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Other current assets	$1,265	$1,448
Other non-current liabilities	(5,439)	(3,587)
	$(4,174)	$(2,139)
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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Loss (gain) associated with derivative instruments	$1,850	$(6,084)
We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.
The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

			March 31, 2023	December 31, 2022
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Swap Agreements
Swap maturing October 27	$175,000,000	3.956%	$(4,174)	$(2,139)
16. PARTNERS’ CAPITAL
Our common units represent limited partner interests in us. The holders of common units are entitled to participate in partnership distributions and to exercise the rights and privileges available to limited partners under our partnership agreement.
Pursuant to the terms of the First Amendment to the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, which we refer to as the Amended LTIP Plan, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 566,856 vested during the first three months in 2023, of which 377,420 were converted into our common units after 189,436 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 17. Unit Based Compensation.

Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis. The amount of distributions we pay under our cash distribution policy and the decision to make any distribution are determined by our general partner. On May 3, 2023, the board of directors of our general partner determined to suspend our quarterly cash distribution, effective for the quarter ended March 31, 2023. The board of directors of our general partner will continue to evaluate our distribution policy on a quarterly basis and will take into consideration commercial progress, including our ability to renew, extend or replace our customer agreements, our compliance with the covenants under the Credit Agreement and our liquidity position, as well as broader market conditions and the overall performance of our business. There can be no assurance that the reinstatement of distributions will occur in the near term, if at all.

17. UNIT BASED COMPENSATION
Long-term Incentive Plan
In 2023 and 2022, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 714,725 and 625,732 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our Amended LTIP Plan. At March 31, 2023, we had 3,180,760 Phantom Units remaining available for issuance. The Phantom Units are subject to all of the terms and conditions of the Amended LTIP Plan and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount based on an allocation formula which included a percentage multiplier of the grantee’s base salary, among other factors, converted to a number of units based on the closing price of one of our common units preceding the grant date, as determined by the board of directors of our general partner and quoted on the NYSE.
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
The following tables present the award activity for our Equity-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2022	39,408	1,328,964	$6.91
Granted	39,408	616,758	$3.54
Vested	(39,408)	(527,448)	$7.85
Forfeited	—	(3,355)	$4.43
Phantom Unit awards at March 31, 2023	39,408	1,414,919	$5.02

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2021	26,272	1,317,493	$8.21
Granted	39,408	514,434	$5.85
Vested	(26,272)	(504,588)	$9.07
Forfeited	—	—	$—
Phantom Unit awards at March 31, 2022	39,408	1,327,339	$6.92
The following tables present the award activity for our Liability-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2022	13,136	56,847	$6.27
Granted	13,136	45,423	$3.54
Vested	(13,136)	—	$5.85
Phantom Unit awards at March 31, 2023	13,136	102,270	$4.93

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2021	13,136	63,730	$7.26
Granted	13,136	36,459	$5.85
Vested	(13,136)	—	$4.82
Phantom Unit awards at March 31, 2022	13,136	100,189	$6.92
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
We recognized $1.0 million and $1.2 million, respectively, of compensation expense associated with outstanding Phantom Units for the three months ended March 31, 2023 and 2022. As of March 31, 2023, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $7.2 million, which we expect to recognize over a weighted average period of 2.62 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.

We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Equity-classified Phantom Units (1)	$169	$163
Liability-classified Phantom Units	9	9
Total	$178	$172

(1)    We reclassified $1 thousand to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited for the three months ended March 31, 2023. We had no reclassifications for the three months ended March 31, 2022.
18. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash paid for income taxes, net	$821	$533
Cash paid for interest	$4,099	$1,175
Cash paid for operating leases	$296	$1,838
Non-cash Investing Activities
For the three months ended March 31, 2023 and 2022, we had non-cash investing activities for capital expenditures for property and equipment that were financed through “Accounts payable and accrued expenses” and “Accounts Payable and accrued expenses — related party” as presented in the table below for the periods indicated:

	Three months ended March 31,
	2023	2022
	(in thousands)
Property and equipment financed through accounts payable and accrued expenses	$(336)	$(155)
There were no new, extended, canceled or declassified right-of-use lease assets and associated liabilities recorded as of March 31, 2023 and 2022. See Note 8. Leases for further discussion.
Non-cash contribution to Hardisty South Entities
Prior to our acquisition, the Hardisty South entities had non-cash activities associated with related party accounts payable and equity balances. The Hardisty South entities received a non-cash contribution of $18.2 million in March 2022 from USD North America LP, a wholly-owned subsidiary of our Sponsor, in exchange for its assumption of an aggregate amount of related party debt.
19. SUBSEQUENT EVENTS
Revolving Credit Agreement Activity
On April 6, 2023, we repaid $19.1 million under the terms of our existing $275.0 million Credit Agreement from the proceeds of the sale of the Casper Terminal. As of April 30, 2023, we had amounts outstanding of $195.9 million under the Credit Agreement and $79.1 million available for borrowings under the Credit Agreement based on capacity, that is subject to certain covenants. Refer to Note 10. Debt for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with the unaudited consolidated financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Among other things, those consolidated financial statements include more detailed information regarding the basis of presentation for the following discussion and analysis. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and subsequent Quarterly Reports on Form 10-Q. Please also read the “Cautionary Note Regarding Forward-Looking Statements” following the table of contents in this Report.
We denote amounts denominated in Canadian dollars with “C$” immediately prior to the stated amount.
The financial information for the three months ended March 31, 2022 has been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal because the acquisition represented a business combination between entities under common control. Refer to Part I. Item 1. Financial Statements, Note 3. Acquisitions and Dispositions of this Quarterly Report for more information.

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
USD’s Diluent Recovery Unit and Port Arthur Terminal Projects
During 2021, USD, along with its joint venture partner, Gibson, successfully completed construction on and placed into service a diluent recovery unit, or DRU, at the Hardisty Terminal, as a part of a long-term solution to transport heavier grades of crude oil produced in Western Canada by rail. USD also placed into service a new destination terminal in Port Arthur, Texas, or PAT. Refer to the Growth Opportunities for our Operations section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for further information.

Casper Terminal Divestiture
On March 31, 2023, we completed our divestiture of all of the equity interests in our Casper Terminal, which included the Casper Crude to Rail, LLC and CCR Pipeline, LLC entities, for approximately $33 million in cash, subject to customary adjustments. Refer to Part I. Item 1. Financial Statements, Note 3. Acquisition and Dispositions — Casper Terminal Divestiture for additional details regarding this disposition. The Casper Terminal was included in our Terminalling Services segment.
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
Impact of Current Market Events
Given that crude oil prices have recovered and are higher than pre-COVID levels, Canadian production that was temporarily shut-in due to COVID-19 has also returned to pre-COVID levels. According to the Canadian Energy Regulator, or CER, the Canadian production forecast for 2023 is projected to grow which indicates another year of growth for Canadian production. Additionally, in March 2023, the Canadian Association of Petroleum Producers, or CAPP, announced that they are forecasting oil and natural gas investment in upstream production will hit C$40 billion in 2023, surpassing pre-COVID investment levels. This includes a planned investment of C$11.5 billion in the oil sands.
In the fourth quarter of 2022, TC Energy had a pipeline outage on the entire Keystone pipeline system. The entire pipeline was offline for a significant amount of time, which led to inventory builds in Canada. Given this event, Canadian crude oil inventory levels increased in the fourth quarter of 2022 and were at the higher end of the five year average. In the first quarter of 2023, the Keystone pipeline system came back online, which led to a minor storage draw and then storage levels stabilized and have remained at the higher end of the five year average through the end of the quarter.
Additionally, the U.S. government released approximately 260 million barrels of crude oil from the U.S. Strategic Petroleum Reserve, or SPR, starting in October 2021 and ending in January 2023. The impact of these emergency releases weakened replacement costs in the U.S. Gulf Coast for all sour crude oil alternatives. As replacement costs have weakened, WCS Houston crude prices have done the same, which has driven WCS Hardisty prices at origin to weaken in response. There are no further emergency SPR releases announced in the near term. However, regular planned releases started earlier than anticipated in the week ended March 31, 2023. The U.S government has announced plans to replenish the reserves by implementing a three-part strategy to refill the reserve in the long term, which includes repurchases, returns from previous exchanges and working with congress to avoid unnecessary sales. In early April 2023, the Organization of the Petroleum Exporting Countries and other oil producing countries, or OPEC+, announced unanticipated oil output cuts of around 1.16 million barrels per day. This action is expected to increase oil prices in the U.S.
Given the supply and demand events discussed above, and based on the forecasted production increases in Canada we expect that inventory levels in 2023 will remain at the higher end of the five year average. At these levels and as inventories continue to build, expectations are that pipeline apportionment levels will grow in the later part of 2023, which will potentially lead to higher demand for a crude by rail egress solution toward the end of 2023. However, the demand for crude by rail egress will be low in the near term due to planned and unplanned maintenance on both oil sands production assets and refineries and increased pipeline egress availability due to drag reducing agent usage and favorable pipeline summer blending ratio requirements. The extent and duration of any increases in apportionment or inventory levels are difficult to predict, if such increases occur at all.
Another factor that may contribute to the demand for a crude by rail egress solution is the significant regulatory and legal obstacles that pipeline projects and existing pipelines experience in the U.S and Canada. For example, it was recently announced by Trans Mountain Corporation, or TMC, that the total cost of the Trans Mountain Pipeline expansion project is now estimated to be $30.9 billion. TMC is currently working to secure external financing to fund the remaining cost of the project. The timeline for completing the project is now extended out further into the end of 2023, with in-service announced to be in early 2024. As environmental, regulatory and political challenges to increase pipeline export capacity remain, we believe crude by rail exports will remain a valuable egress solution.
Our Hardisty terminal, with established capacity and scalable designs, is well-positioned as strategic outlets to meet takeaway needs when Western Canadian crude oil supplies continue to exceed available pipeline takeaway capacity. Also, as previously discussed, USD along with its partner, successfully completed construction of and placed into service a diluent recovery unit, or DRU, at the Hardisty Terminal, as a part of a long-term solution to transport heavier grades of crude oil produced in Western Canada by rail. Additionally, we believe our Stroud Terminal provides an advantageous rail destination for Western Canadian crude oil given the optionality provided by its connectivity to the Cushing hub and multiple refining centers across the United States. Rail also generally provides a greater ability to preserve the specific quality of a customer’s product relative to pipelines, providing value to a producer or refiner. Although in the long-term we expect that these advantages could result in contract extensions and expansion opportunities across our terminal network, we have not been able to renew or replace contracts that expired in June 2022 and may not be able to renew or replace contracts that are expiring in June 2023 and January 2024. This will make it challenging for us to renew, extend or replace our amended Credit Agreement that expires in early November 2023.
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
Our combined Hardisty Terminal is an origination terminal where various grades of Canadian crude oil received from Gibson’s Hardisty storage terminal and DRUbitTM from our Sponsor’s DRU facility are loaded into railcars. Our combined Hardisty Terminal can load up to three and one-half 120-railcar unit trains per day and consists of a fixed loading rack with approximately 60 railcar loading positions, and unit train staging with loop tracks capable of holding five unit trains simultaneously.
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
Fleet Services
We provide one of our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons by rail on take-or-pay terms under a master fleet services agreement. We do not own any railcars. As of March 31, 2023, our railcar fleet consisted of 200 railcars, which we lease from a railcar manufacturer, all of which are coiled and insulated, or C&I, railcars. The weighted average remaining contract life on our railcar fleet is three months as of March 31, 2023. The Partnership is currently working on extending the fleet agreements for the 200 railcars beyond the current June 30, 2023 end date through December 2023, which we anticipate could be executed sometime in the second quarter of 2023.
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
The following table sets forth a reconciliation of “Net cash provided by (used in) operating activities,” the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Three Months Ended March 31,
	2023	2022 (1)
	(in thousands)
Reconciliation of Net cash provided by (used in) operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by (used in) operating activities	$(582)	$9,233
Add (deduct):
Amortization of deferred financing costs	(318)	(356)
Deferred income taxes	(5)	(197)
Changes in accounts receivable and other assets	(397)	2,264
Changes in accounts payable and accrued expenses	(1,659)	(4,785)
Changes in deferred revenue and other liabilities	3,708	2,033
Interest expense, net	4,408	1,501
Provision for (benefit from) income taxes	(272)	480
Foreign currency transaction loss (2)	54	1,647
Non-cash deferred amounts (3)	(1,651)	(1,557)
Adjusted EBITDA attributable to Hardisty South entities prior to acquisition (4)	—	(258)
Adjusted EBITDA	3,286	10,005
Add (deduct):
Cash paid for income taxes	(821)	(533)
Cash paid for interest	(4,099)	(1,175)
Cash paid for interest attributable to Hardisty South entities prior to acquisition (5)	—	59
Distributable cash flow	$(1,634)	$8,356

(1)    As discussed in Part I. Item 1. Financial Statements, Note 1. Organization and Basis of Presentation of this Quarterly Report, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal which we acquired effective April 1, 2022 because the transaction was between entities under common control.
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

(4)    Adjusted EBITDA attributable to the Hardisty South entities for the three months ended March 31, 2022 was excluded from our Adjusted EBITDA, as these amounts were generated by the Hardisty South entities prior to the our acquisition and therefore, they were not amounts that could be distributed to our unitholders. Refer to the table provided below for a reconciliation of “Net cash provided by operating activities” to Adjusted EBITDA for the Hardisty South entities prior to acquisition.
(5)    Cash payments made for interest of $59 thousand attributable to the Hardisty South entities for the three months ended March 31, 2022 was excluded from the Partnership’s DCF calculations, as these amounts were generated by the Hardisty South entities prior to the Partnership’s acquisition.
Adjusted EBITDA and DCF presented above for the three months ended March 31, 2022 includes the impact of $0.5 million of expenses incurred during the period associated with our drop down acquisition of the Hardisty South Terminal assets from our Sponsor and for the three months ended March 31, 2023 includes expenses incurred of $1.9 million associated with the divestiture of our Casper Terminal. Refer to Part I. Item 1. Financial Statements, Note 3. Acquisition and Dispositions of this Quarterly Report for more information.
The following table sets forth a reconciliation of “Net cash provided by (used in) operating activities,” the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA attributable to the Hardisty South entities prior to our acquisition of the entities:

Three Months Ended March 31, 2022
(in thousands)
Reconciliation of Net cash provided by (used in) operating activities to Adjusted EBITDA:
Net cash used in operating activities	$(1,475)
Add (deduct):
Amortization of deferred financing costs	(84)
Deferred income taxes	(53)
Changes in accounts receivable and other assets	(217)
Changes in accounts payable and accrued expenses	155
Changes in deferred revenue and other liabilities	488
Interest expense, net	117
Provision for income taxes	59
Foreign currency transaction loss	1,600
Non-cash deferred amounts (1)	(332)
Adjusted EBITDA (2)	$258

(1)    Represents the change in non-cash contract assets and liabilities associated with revenue recognized at blended rates based on tiered rate structures in certain of the customer contracts.
(2)    Adjusted EBITDA associated with the Hardisty South entities prior to our acquisition includes the impact of expenses pursuant to a services agreement with USD for the provision of services related to the management and operation of transloading assets. These expenses totaled $3.2 million for the three months ended March 31, 2022. Upon our acquisition of the entities effective April 1, 2022, the services agreement with USD was canceled and a similar agreement was established with us. Refer to Part I. Item 1. Financial Statements, Note 12. Transactions with Related Party of this Quarterly Report for more information.
Operating Costs
Our operating costs are comprised primarily of subcontracted rail services, pipeline fees, repairs and maintenance expenses, materials and supplies, utility costs, insurance premiums and lease costs for facilities and equipment. In addition, our operating expenses include the cost of leasing railcars from third-party railcar suppliers and the shipping fees charged by railroads, which costs are generally passed through to our customers. We expect our expenses to remain relatively stable, but they may fluctuate from period to period depending on the mix of activities performed during a period and the timing of these expenditures. In addition, we have experienced an increase in certain costs associated with the increased inflation rate and expect such costs to remain at elevated levels for at least the near future. We expect to incur additional operating costs, including subcontracted rail services and pipeline fees, when we handle additional volumes at our terminals.
Our management seeks to maximize the profitability of our operations by effectively managing both our operating and maintenance expenses. As management has done in the past when contracted capacity is less than the available operating capacity of our terminals, management is focused on optimizing our cost structure through reductions in subcontracted rail services costs and all variable costs. As our terminal facilities and related equipment age, we expect to incur regular maintenance expenditures to maintain the operating capabilities of our facilities and equipment in compliance with sound business practices, our contractual relationships and regulatory requirements for operating these assets. We record these maintenance and other expenses associated with operating our assets in “Operating and maintenance” costs in our consolidated statements of operations.
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

General Trends and Outlook
We expect our business to continue to be affected by the key trends and recent developments discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition — Factors that May Impact Future Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results. The unprecedented nature of the COVID-19 pandemic, as well as the ongoing situation in Ukraine and their impact on world economic conditions, along with inflationary pressures, instability in certain financial institutions and the volatility in the oil and natural gas markets, have created increased uncertainty with respect to future conditions and our ability to accurately predict future results.
Conversion to DRU Solution
The successful completion of USD’s Hardisty DRU project enhanced the sustainability and quality of our cash flows by significantly increasing the average tenor of a portion of the Terminal Services Agreements at our Hardisty Terminal to 10-year agreements. The Partnership is focused on converting the Hardisty Terminal’s available capacity from transloading dilbit to the longer-term sustainable DRUbit™ by Rail™ program.
USD is currently in advanced discussions with multiple existing customers regarding the expansion of its DRUbit™ by Rail™ program. If USD is successful, we expect that future customers of the Hardisty DRU project will enter into similar long-term, more sustainable commitments for terminalling services at our Hardisty Terminal. However, the timing and terms of any such commitments are difficult to predict, if such commitments occur at all.
Refer to the Growth Opportunities for our Operations section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for further information on USD’s DRU program.
Hardisty and Stroud Terminals Customer Contract Renewals and Expirations
In early April 2022, we completed the acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG. The new combined Hardisty Terminal, which includes our legacy Hardisty Terminal and the newly acquired Hardisty South Terminal, now has the designed takeaway capacity of three and one-half unit trains per day, or approximately 262,500 barrels per day. Contracts representing approximately 26% of the combined Hardisty Terminal’s capacity expired in June 2022. Contracts representing approximately 23% of the combined capacity are expiring June 30, 2023; approximately 14% are expiring January 31, 2024; and the remaining 17% is expiring in mid-2031.
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
Effective August 2021, the existing DRU customer elected to reduce its volume commitments at the Stroud Terminal attributable to the Partnership by one-third of the previous commitment through June 2022, at which point the agreement terminated. This agreement represented our sole third-party customer contract for our Stroud Terminal and as such none of the capacity of the Stroud Terminal has been contracted since July 1, 2022.
Hardisty and Stroud Contract Expirations
At the end of June 2022, contracts representing approximately 26% of the combined Hardisty Terminal’s capacity expired. In addition, the remaining contracted capacity at the Stroud Terminal also expired at the end of June 2022. The expired contracted capacity at the combined Hardisty and Stroud Terminals represented approximately $24.7 million of our terminalling services revenues for the year ended December 31, 2022, which represented approximately 23% of terminalling services revenues for that period.
At the end of June 2023, contracts representing approximately 23% of the combined Hardisty Terminal’s capacity are set to expire. These contracts represented approximately $8.5 million of our terminalling services revenues for the three months ended March 31, 2023, which represents approximately 42% of terminalling services revenue for the period.
Management is focused on renewing, extending or replacing the agreements that have expired or are set to expire at the Hardisty and Stroud Terminals with new, multi-year take or pay commitments and is actively engaging with current and new customers. We have not been able to renew and extend or replace the agreements that expired at the end of the second quarter of 2022, and believe it will be challenging to renew or replace such contracts, as well as those expiring in June 2023, during the second half of 2023. However, management believes that there is a potential opportunity to enter into shorter term agreements at the Hardisty Terminal with customers in late 2023. Additionally, management is marketing terminalling services at the Stroud Terminal to potential customers that may be in need of access to the numerous markets connected to the Cushing oil hub, and management believes that we will have the potential opportunity to increase utilization at the terminal sometime by the end of 2023. However, the timing of such renewals or replacements, as well as the expected contracted rates are uncertain and difficult to predict, if such renewals or replacements occur at all. If and to the extent we continue to be unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals or experience continued delays in doing so, our revenue, cash flows from operating activities and Adjusted EBITDA will continue to be materially adversely impacted. This has adversely impacted and is expected to continue to adversely impact our ability to make distributions to our unitholders, and on May 3, 2023, the board of directors of our general partner determined to suspend our quarterly cash distribution, effective for the quarter ended March 31, 2023. Additionally, continued delays to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals will adversely impact our ability to comply with financial covenants in our Credit Agreement and, as discussed below, unless we are able to renew, extend, or replace such customer agreements more quickly than we currently expect as of the date of this report, and the pricing environment improves relative to our current expectations, we are uncertain that we will be able to remain in compliance with the total leverage ratio and interest coverage covenants in the Credit

Agreement for the third quarter of 2023. Moreover, our ability to refinance our outstanding indebtedness under, extend the maturity date of, or obtain a covenant waiver under, our Credit Agreement will be negatively impacted. Refer to the discussion in Liquidity and Capital Resources below for further information. Refer to Part I. Item 1A. in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for further discussion of certain risks relating to our customer contract renewals.
Potential Impact of Hardisty and West Colton Deficiency Credit Usage by Our Customers
As previously discussed, customers of our Hardisty and West Colton Terminals are obligated to pay a minimum monthly commitment fee for the capacity to load an allotted number of unit trains, representing a specified number of barrels per month. If a customer loads fewer unit trains than its allotted amount in any given month, that customer will receive a credit for up to 12 months, also referred to as a deficiency credit. This credit may be used to offset fees on throughput volumes in excess of the customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. Additionally, we could incur incremental costs associated with loading the additional trains for our customers if they have and use their accrued deficiency credits, but such costs are not expected to be material. Based on current circumstances and conversations with our customers, as of March 31, 2023, we deferred revenues of $0.1 million associated with the expected future usage of deficiency credits. As of December 31, 2022, we deferred revenues of $0.4 million that were associated with the expected usage of the deficiency credits during 2022.
Going Concern
We evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Our evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. The maturity date of our Credit Agreement is November 2, 2023. As a result of the maturity date being within 12 months after the date that these financial statements were issued, the amounts due under our Credit Agreement have been included in our going concern assessment. Our ability to continue as a going concern is dependent on the refinancing or the extension of the maturity date of our Credit Agreement. If we are unable to refinance or extend the maturity date of our Credit Agreement, we do not currently have sufficient cash on hand or available liquidity to repay the maturing Credit Agreement debt as it becomes due, nor do we expect cash flow from our current operations to provide sufficient funds for such repayment.
In addition to the above, there is uncertainty in our ability to remain in compliance with the covenants contained in our amended Credit Agreement for a period of 12 months after the date these financials were issued. Although we continue to focus on renewing, extending or replacing expired or expiring customer agreements at the Hardisty and Stroud Terminals, unless we are able to renew, extend or replace such agreements more quickly than we currently expect as of the date of this report, and the pricing environment improves relative to our current expectations, we do not expect that we will be able to remain in compliance with the total leverage ratio and interest coverage covenants in the Credit Agreement for the third quarter of 2023. If we fail to comply with such covenants in the Credit Agreement, we would be in default under the terms of the Credit Agreement, which would entitle our lenders to declare all outstanding indebtedness thereunder to be immediately due and payable. We are currently not projected to have sufficient cash on hand or available liquidity to repay the Credit Agreement should the lenders not provide a further waiver or amendment and declare all outstanding indebtedness thereunder to be immediately due and payable.
The condition described above raise substantial doubt about our ability to continue as a going concern for the next 12 months.
We are currently in discussions with our lenders and other potential capital providers and pursuing plans to refinance or replace our Credit Agreement or extend and amend the current obligations under the Credit Agreement, however we cannot make assurances that we will be successful in these efforts, or that any refinancing, extension or replacement would be on terms favorable to us. Moreover, our ability to refinance our outstanding indebtedness under, or extend the maturity date of, our Credit Agreement is expected to be negatively impacted to the extent we are unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals or experience further prolonged delays in doing so.
Due to the substantial doubt about our ability to continue as a going concern discussed above, as of March 31, 2023, we have recorded a valuation allowance against our deferred tax asset that is associated with our Canadian entities. The consolidated financial statements contained herein do not include any other adjustments that might result from the outcome of this uncertainty, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.
Refer to Part I. Item 1A. in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part II. Item 1A.Risk Factors in this Report for a discussion of risks associated with a default under our Credit Agreement.
Liquidity Position
Our Credit Agreement, under which we had $195.9 million outstanding as of April 30, 2023, expires in early November 2023. We had unrestricted cash and cash equivalents of approximately $8.8 million as of April 30, 2023. If we are unable to renew or replace the revenue from customer contracts expiring in June 2023, our liquidity position will become more challenged in the second half of 2023. In light of these factors, our board of directors has approved the engagement of financial advisors and counsel to assist with evaluating and pursuing strategic options and financing sources for the Partnership. Our board of directors also suspended our cash distribution policy for the quarter ended March 31, 2023. In addition, we may find it necessary or appropriate to borrow under our Credit Agreement to fund working capital rather than relying on cash from operations and investing activities.
Factors Affecting the Comparability of Our Financial Results
The comparability of our current financial results in relation to prior periods are affected by the factors described below.
Impact of Hardisty and Stroud Terminals Contract Changes
As a result of the successful commencement of the DRU as previously discussed, effective August 1, 2021, the maturity date of three terminal services agreements that are with the existing DRU customer at our Hardisty Terminal were extended through mid-2031. Due to the significantly longer contract tenor of the terminalling services agreements associated with the DRU volumes, contracted rates on an annual basis are lower as compared to the contracted rates associated with the historical, shorter-term, agreements, which results in lower cash flows to the Partnership on an annual basis, but support a higher net present value to the Partnership and provide a more predictable cash flow profile. Additionally, effective August 1, 2021, the existing DRU customer elected to reduce its volume commitments at the Stroud Terminal attributable to the Partnership by one-third of the previous commitment through June 2022, at which point the agreement was terminated. The agreement represented our sole third-party customer contract for our Stroud Terminal and as such none of the capacity of the Stroud Terminal has been contracted since July 1, 2022. For further discussion of the impacts of these contract changes on our financial results, refer to Results of Operations — By Segment, Terminalling Services below.
Casper Terminal Impairment and Disposition
In September 2022, we determined that recurring periods where cash flow projections were not met due to adverse market conditions at our Casper Terminal was an event that required us to evaluate our Casper Terminal asset group for impairment. Accordingly, we measured the fair value of our Casper terminal asset group. As a result of the impairment analysis, we determined that the carrying value of the Casper Terminal asset group exceeded the fair value of the Casper terminal as of September 30, 2022, the date of our evaluation and recognized an impairment loss of $71.6 million. In January 2023 we deemed these assets as held for sale and, on March 31, 2023, we sold our Casper Terminal to a third party. See Note 3. Acquisitions and Dispositions for a more comprehensive discussion of the sale of our Casper Terminal.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to aid in resource allocation decisions and to assess operational performance.
The following table summarizes our operating results by business segment and corporate charges for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022 (1)
	(in thousands)
Operating income
Terminalling services	$6,933	$8,736
Fleet services	51	161
Corporate and other	1,030	(3,902)
Total operating income	8,014	4,995
Interest expense	4,441	1,502
Loss (gain) associated with derivative instruments	1,850	(6,084)
Foreign currency transaction loss	54	1,647
Other income, net	(34)	(23)
Provision for (benefit from) income taxes	(272)	480
Net income	$1,975	$7,473

(1)    As discussed in Part I. Item 1. Financial Statements, Note 1. Organization and Basis of Presentation of this Quarterly Report, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal which we acquired effective April 1, 2022 because the transaction was between entities under common control.
Summary Analysis of Operating Results
Changes in our operating results for the three months ended March 31, 2023, as compared with our operating results for the three months ended March 31, 2022, were primarily driven by:
•activities associated with our Terminalling services business including:
–lower revenues at our combined Hardisty Terminal due to a reduction in contracted capacity at our combined Hardisty terminals that was effective July 1, 2022 ;
–lower revenue at our Stroud Terminal associated with the conclusion of the sole customer contract effective July 1, 2022, as discussed in more detail below;
–lower pipeline fee expenses resulting from lower revenues at our combined Hardisty Terminal as previously discussed;
–lower subcontracted rail services costs and operating and maintenance expenses due primarily to decreased throughput at our terminals;
–lower selling, general and administrative expenses at the Hardisty South Terminal associated with lower service fees that were paid to our Sponsor for the periods prior to our acquisition of the assets, as discussed in more detail below; and
–lower depreciation and amortization expense associated with a decrease in the carrying value of the assets at our Casper terminal due to an impairment that was recognized in September 2022 coupled with the discontinuation of depreciation and amortization for our Casper Terminal as the assets were classified as held for sale in January 2023.

•non-cash loss on our interest rate derivatives associated with decreases in the fair value of our interest rate derivatives resulting from decreases in the interest rate index upon which the derivative values are based in 2023 as compared to a gain in 2022;
•higher corporate selling, general and administrative expense primarily due to transaction costs incurred during the first quarter of 2023 related to our divestiture of the Casper terminal as discussed in more detail below; and
•an increase in corporate interest expense primarily due to higher interest rates and additionally an increase in the balance of debt outstanding.
A comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS — BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended March 31,
	2023	2022 (1)
	(in thousands)
Revenues
Terminalling services	$20,453	$34,478
Freight and other reimbursables	305	97
Total revenues	20,758	34,575
Operating costs
Subcontracted rail services	3,285	3,991
Pipeline fees	5,473	8,501
Freight and other reimbursables	305	97
Operating and maintenance	1,466	2,624
Selling, general and administrative	1,390	4,787
Depreciation and amortization	1,906	5,839
Total operating costs	13,825	25,839
Operating income	6,933	8,736
Interest expense	—	117
Foreign currency transaction loss	23	1,698
Other income, net	(32)	(23)
Provision for (benefit from) income taxes	(278)	416
Net income	$7,220	$6,528
Average daily terminal throughput (bpd)	64,498	94,162

(1)    As discussed in Part I. Item 1. Financial Statements, Note 1. Organization and Basis of Presentation of this Quarterly Report, our consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Hardisty South Terminal which we acquired effective April 1, 2022 because the transaction was between entities under common control.
Three months ended March 31, 2023, compared with the three months ended March 31, 2022
Terminalling Services Revenue
Revenue generated by our Terminalling services segment decreased $13.8 million to $20.8 million for the three months ended March 31, 2023, as compared with $34.6 million for the three months ended March 31, 2022. This decrease was primarily due to lower revenues at our combined Hardisty Terminal due to a reduction in contracted capacity at our combined Hardisty terminal that was effective July 1, 2022, as discussed above in General Trends and Outlook. Revenues were also lower at our Hardisty Terminal due to an unfavorable variance in the Canadian exchange rate on our Canadian-dollar denominated contracts during the first quarter of 2023 as compared to the same period in 2022, discussed in more detail below. Revenue was also lower at our Stroud Terminal due to the conclusion of our sole customer contract that was effective July 1, 2022, as discussed above in Factors Affecting the Comparability of our Financial Results. Partially offsetting this decrease in revenue was a slight increase in revenues at our Casper Terminal, due to an increase in throughput at our Casper Terminal in the current period as compared to the prior year period as discussed below.

Our average daily terminal throughput decreased 29,664 bpd to 64,498 bpd for the three months ended March 31, 2023, as compared with 94,162 bpd for the three months ended March 31, 2022. Our throughput volumes decreased primarily due to a decrease in throughput volumes at our Stroud Terminal resulting from the previously discussed conclusion of our sole customer contract effective July 1, 2022, which also lead to a decrease in volumes at our combined Hardisty Terminal, as it is the origination terminal for volumes delivered to our Stroud Terminal. Additionally, our combined Hardisty Terminal volumes were lower due to a reduction in contracted capacity at our terminals effective July 1, 2022, as discussed above. Partially offsetting this decrease was an increase in throughput volumes at the Casper Terminal due to an increase in spot volumes. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services.
Our terminalling services revenue for the three months ended March 31, 2023, would have been $0.8 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended March 31, 2023, was the same as the average exchange rate for the three months ended March 31, 2022. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7396 for the three months ended March 31, 2023 as compared with 0.7895 for the three months ended March 31, 2022.
Operating Costs
The operating costs of our Terminalling services segment decreased $12.0 million to $13.8 million for the three months ended March 31, 2023, as compared with $25.8 million for the three months ended March 31, 2022. The decrease was primarily attributable to lower subcontracted rail services, pipeline fees, operating and maintenance expense, selling, general, and administrative expenses and depreciation and amortization.
Our terminalling services operating costs for the three months ended March 31, 2023, would have been $0.7 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended March 31, 2023, was the same as the average exchange rate for the three months ended March 31, 2022.
Subcontracted rail services. Our costs for subcontracted rail services decreased $0.7 million to $3.3 million for the three months ended March 31, 2023, as compared with $4.0 million for the three months ended March 31, 2022, primarily due to decreased throughput at our terminals as discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our combined Hardisty Terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our combined Hardisty Terminal less direct operating costs. Our pipeline fees decreased $3.0 million to $5.5 million for the three months ended March 31, 2023 as compared with $8.5 million for the three months ended March 31, 2022, primarily due to lower revenues at the combined Hardisty Terminal as discussed above.
Operating and maintenance. Operating and maintenance expense decreased $1.2 million to $1.5 million for the three months ended March 31, 2023, as compared with the three months ended March 31, 2022. The decrease is primarily due to lower costs incurred associated with the combined Hardisty and Stroud terminals primarily resulting from the decreased throughput at the terminals, as previously discussed.
Selling, general and administrative. Selling, general and administrative expense decreased $3.4 million to $1.4 million for the three months ended March 31, 2023, as compared with $4.8 million for the three months ended March 31, 2022. The decrease is primarily attributable to lower costs at the Hardisty South Terminal associated with services fees paid to our Sponsor. Prior to our acquisition of the Hardisty South entities, USD and the Hardisty South entities entered into a services agreement for the provision of services related to the management and operation of transloading assets. Services provided consisted of financial and administrative, information technology, legal, management, human resources, and tax, among other services. Upon our acquisition of the entities effective April 1, 2022, this services agreement was canceled and a similar agreement was established with us. This results in the service fee income being allocated to us, and therefore offsetting the expense in the Hardisty South

Terminal entity subsequent to the acquisition date of April 1, 2022. Refer to Part I. Item 1. Financial Statements, Note 12. Transactions with Related Party of this Quarterly Report for more information.
Depreciation and amortization. Depreciation and amortization expense decreased $3.9 million to $1.9 million for the three months ended March 31, 2023, as compared with $5.8 million for the three months ended March 31, 2022. This decrease is associated primarily with the decrease in the carrying value of our intangible assets coupled with a decrease in the carrying value of the assets at the Casper terminal due to the impairment that was recognized in September 2022. In addition, we discontinued the depreciation and amortization of our Casper Terminal assets during the current quarter as the assets were classified as held for sale in January 2023.
Other Expenses (Income)
Interest Expense. Interest expense decreased $117 thousand for the three months ended March 31, 2023 as compared with the three months ended March 31, 2022. Prior to our acquisition, the Hardisty South entities had a Construction Loan Agreement which was assumed in March 2022 by a related party subsidiary of our Sponsor. The decrease in interest expense associated with the Hardisty South Construction Loan Agreement is due primarily to no outstanding debt balance during first quarter of 2023 as compared to a balance during most of the same period in 2022.
FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenues
Fleet leases	$283	$912
Fleet services	85	299
Total revenues	368	1,211
Operating costs
Operating and maintenance	295	993
Selling, general and administrative	22	57
Total operating costs	317	1,050
Operating income	51	161
Provision for income taxes	6	64
Net income	$45	$97
Three months ended March 31, 2023, compared with the three months ended March 31, 2022
Operating Results
Revenues generated by our Fleet services segment decreased by $0.8 million to $0.4 million for the three months ended March 31, 2023, as compared with $1.2 million for the three months ended March 31, 2022. This revenue decrease was primarily due to a master fleet service agreement that was renewed and extended in the fourth quarter of 2022 at a reduced market rate compared to the prior year, while the volume of rail cars remained constant throughout the same period.
Operating and maintenance expenses decreased $0.7 million to $0.3 million for the three months ended March 31, 2023, as compared with $1.0 million for the three months ended March 31, 2022. The decrease is primarily due to lower rent costs negotiated with the renewed and extended master fleet service agreement referenced above.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating costs
Selling, general and administrative	$5,172	$3,902
Gain on sale of business	(6,202)	—
Operating income (loss)	1,030	(3,902)
Interest expense	4,441	1,385
Loss (gain) associated with derivative instruments	1,850	(6,084)
Foreign currency transaction loss (gain)	31	(51)
Other income, net	(2)	—
Net income (loss)	$(5,290)	$848
Three months ended March 31, 2023, compared with the three months ended March 31, 2022
The net income (loss) associated with our corporate activities decreased $6.1 million to a loss of $5.3 million for the three months ended March 31, 2023, as compared to net income of $0.8 million for the three months ended March 31, 2022.
Our corporate selling, general and administrative expenses increased $1.3 million to $5.2 million for the three months ended March 31, 2023, compared with $3.9 million for the three months ended March 31, 2022. The increase is primarily due to transaction costs incurred during the first quarter of 2023 related to our divestiture of the Casper terminal, partially offset by expenses incurred in the first quarter of 2022 associated with the Hardisty South acquisition, with no acquisition expense incurred in 2023. Our results for the first quarter of 2023 also included a gain on sale of business of $6.2 million associated with our sale of the Casper Terminal, with no occurrence in 2022. Refer to Part I. Item 1. Financial Statements, Note 3. Acquisitions and Dispositions of this Quarterly Report for more information.
Interest expense costs increased $3.0 million to $4.4 million for the three months ended March 31, 2023, as compared with $1.4 million for the same period in 2022. The primary factor driving the increase in interest expense was an increase in interest rates during the period as compared to the same period in 2022. Additionally, interest expense also increased due to an increase in the balance of debt outstanding during the period as compared to the same period in 2022. In addition, we had a noncash loss of $1.9 million recognized on our interest rate derivatives for the three months ended March 31, 2023, as compared to a non-cash gain of $6.1 million for the same period in 2022.

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
Liquidity Sources and Available Liquidity
We expect our sources of liquidity to include borrowings under our Credit Agreement, issuances of debt securities and additional partnership interests as well as cash generated from our operating activities. If we are able to refinance and/or extend the maturity of our Credit Agreement and recontract the capacity subject to expired and expiring contracts, then we believe that cash generated from these sources will be sufficient to meet our ongoing working capital and capital expenditure requirements for the next 12 months following the filing of this Report. If we are not able to refinance or extend the maturity of our Credit Agreement, or we fail to recontract the capacity subject to expired contracts, then, as discussed below, there is substantial doubt about our ability to continue as a going concern, and we would not expect to have liquidity sufficient to meet our ongoing working capital and capital expenditure requirements for the next 12 months following the filing of this Report.
Our Credit Agreement, under which we had $195.9 million outstanding as of April 30, 2023, expires in early November 2023. We had unrestricted cash and cash equivalents of approximately $8.8 million as of April 30, 2023. If we are unable to renew or replace the revenue from customer contracts expiring in June 2023, our liquidity position will become more challenged in the second half of 2023. In light of these factors, our board of directors has approved the engagement of financial advisors and counsel to assist with evaluating and pursuing strategic options and financing sources for the Partnership. Our board of directors also suspended our cash distribution policy for the quarter ended March 31, 2023. In addition, we may find it necessary or appropriate to borrow under our Credit Agreement to fund working capital rather than relying on cash from operations and investing activities.
We do not currently expect to be in compliance with the total leverage ratio and interest coverage covenants under our Credit Agreement for the third quarter of 2023, in which case the lenders under the Credit Agreement can accelerate and all borrowings outstanding under the Credit Agreement would become due and payable. For information regarding our Credit Agreement see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part I. Item 1. Financial Statements, Note 10. Debt of this Quarterly Report.
Going Concern
Refer to General Trends and Outlook - Going Concern above for discussion on our ability to continue as a going concern, as of the date of this report.

The following table presents our available liquidity as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents (1)	$10.8	$2.5
Aggregate borrowing capacity under the Credit Agreement	275.0	275.0
Less: Amounts outstanding under Credit Agreement	215.0	215.0
Available liquidity based on Credit Agreement capacity	$70.8	$62.5
Available liquidity based on Credit Agreement covenants (2)	$41.0	$55.5

(1)    Excludes amounts that are restricted pursuant to our collaborative agreement with Gibson and amounts restricted that were associated with the divestiture of our Casper Terminal, including amounts that were restricted for payment to our Credit Agreement.. Refer to Part I. Item 1. Financial Statements, Note 6. Restricted Cash of this Quarterly Report for more information.
(2)    Pursuant to the terms of our amended Credit Agreement, as discussed in Part I. Item 1. Financial Statements, Note 10. Debt of this Quarterly Report, our borrowing capacity is limited to 5.5 times (5.0 times at December 31, 2022 ) our trailing 12-month consolidated EBITDA, which equates to $30.2 million and $53.0 million of borrowing capacity available based on our covenants at March 31, 2023 and December 31, 2022, respectively.
In April 2023, we made a repayment on our Credit Agreement of $19.1 million from the proceeds of the sale of the Casper Terminal. Pursuant to the terms of our amended Credit Agreement, net cash proceeds from the disposition of assets that occur during the covenant relief period in excess of $10 million were required to be repaid to the Credit Agreement.
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
Cash Flows
The following table and discussion summarize the cash flows associated with our operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(582)	$9,233
Investing activities	32,275	(200)
Financing activities	(3,006)	(10,979)
Effect of exchange rates on cash	35	1,165
Net change in cash, cash equivalents and restricted cash	$28,722	$(781)
Operating Activities
We had net cash used in operating activities of $0.6 million for the three months ended March 31, 2023, as compared with net cash provided by operating activities of $9.2 million for the three months ended March 31, 2022. The decrease in cash from operating activities is primarily attributable to the changes in cash flow derived from our operating results as discussed above in Results of Operations. The net change in net cash provided by operating activities was also impacted by the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.

Investing Activities
Net cash provided by investing activities increased to $32.3 million for the three months ended March 31, 2023 as compared to a use of $0.2 million for the three months ended March 31, 2022 primarily due to the net proceeds received in the first quarter of 2023 from the divestiture of our Casper Terminal that occurred in March 2023. Refer to Part I. Item 1. Financial Statements, Note 3. Acquisition and Dispositions of this Quarterly Report for more information.
Financing Activities
Net cash used by financing activities decreased to $3.0 million for the three months ended March 31, 2023 as compared with net cash used in financing activities of $11.0 million for the three months ended March 31, 2022. Our net payments on our long-term debt during the three months ended March 31, 2023 were $6.4 million lower than the payments during the three months ended March 31, 2022. In addition, there was a decrease in cash paid for distributions and a decrease in cash paid for participant withholding taxes associated with vested Phantom Units during the three months ended March 31, 2023, as compared to the same period in 2022.
Cash Requirements
Our primary requirements for cash are: (1) financing current operations, (2) servicing our debt, (3) funding capital expenditures, including potential acquisitions and the costs to construct new assets, and (4) making distributions to our unitholders. We expect to fund future cash requirements from cash on our balance sheet, cash flow generated from our operating activities, borrowings under our Credit Agreement and the issuance of additional partnership interests or long-term debt.
Capital Requirements
Our historical capital expenditures have primarily consisted of the costs to construct and acquire energy-related logistics assets. Our operations are expected to require investments to expand, upgrade or enhance existing facilities and to meet environmental and operational regulations. We also occasionally invest in our assets to expand their capacity or capability. We may incur unanticipated costs in connection with any expansion projects, which costs could be material or be incurred in periods after the project is completed.
Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital expenditures, or investment capital expenditures. Although we have not experienced significant maintenance capital expenditures in prior years, as the age and usage of our assets increase, we expect that costs we incur to maintain them in compliance with sound business practice, our contractual relationships and applicable regulatory requirements will likely increase. Some of these costs will be characterized as maintenance capital expenditures. We incurred no maintenance capital expenditures during the three months ended March 31, 2023. Our total expansion capital expenditures for the three months ended March 31, 2023 was $0.4 million.
Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating, investing and distribution needs. During the three months ended March 31, 2023, we received no proceeds from borrowings and made no repayments on our Credit Agreement. In April 2023, we made a repayment on our Credit Agreement of $19.1 million.
Refer to Part I. Item 1. Financial Statements, Note 10. Debt of this Quarterly Report for more information.
Distributions
Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we do not have a legal obligation to distribute any particular amount per common unit.
On May 3, 2023, the board of directors of our general partner determined to suspend our quarterly cash distribution, effective for the quarter ended March 31, 2023 and utilize free cash flow to support our operations and to potentially pay down debt. The Board will continue to evaluate our distribution policy on a quarterly basis and will take into consideration commercial progress, including our ability to renew, extend or replace our customer agreements, our compliance with the covenants under the Credit Agreement and our liquidity position, as well as broader market conditions and the overall performance of our business. There can be no assurance that the reinstatement of distributions will occur in the near term, if at all.
In January 2023, we executed an amendment to our Credit Agreement. Under the Credit Agreement beginning January 31, 2023 and continuing through the current maturity of our Credit Agreement on November 3, 2023, our ability to make distributions, other restricted payments and investments will be more limited than prior to closing the Amendment if our Consolidated Net Leverage Ratio, pro forma for such distribution, other restricted payment or investment, exceeds 4.5x, or our pro forma liquidity is less than $20 million. Although the board of directors of our general partner determined to suspend our quarterly cash distribution for the quarter ended March 31, 2023, we were not prohibited by the terms of our Credit Agreement from paying a distribution. Refer to Part I. Item 1. Financial Statements, Note 10. Debt of this Quarterly Report for more information.
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
Foreign Currency Exchange Risk
We currently derive a significant portion of our cash flow from our Canadian operations, particularly our combined Hardisty Terminal. As a result, portions of our cash and cash equivalents are denominated in Canadian dollars and are held by foreign subsidiaries, which amounts are subject to fluctuations resulting from changes in the exchange rate between the U.S. dollar and the Canadian dollar. We employ derivative financial instruments to minimize our exposure to the effect of foreign currency fluctuations, as we deem necessary, based upon anticipated economic conditions.
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
Item 4.    Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We did not make any changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the ordinary course of our business. Risk factors relating to us are set forth below and under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The following risk factor is in addition to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022, which could affect our business, financial condition and results of operations. We may be subject to additional risks and uncertainties that we currently consider immaterial or that are unknown to us but may have a material impact on our business, financial condition and results of operations.
Our efforts to renew or replace our existing Credit Agreement, including through additional financing sources, and maintain sufficient liquidity may not be successful and we may be required to sell all or a portion of our assets or seek relief under applicable bankruptcy or insolvency laws.
As discussed above under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the board of directors of our general partner has approved the engagement of financial advisors and counsel to assist with evaluating and pursuing strategic options and financing sources for the Partnership. However, we cannot make assurances that we will be successful in our efforts to renew or replace our expiring Credit Agreement and maintain sufficient liquidity, or that any such renewal or replacement financing would be available on terms favorable to us, if at all. Our ability to renew or replace our Credit Agreement depends upon many factors, including our business performance, our ability to renew, extend or replace expired or expiring customer agreements at the Hardisty and Stroud Terminals, the nature and accuracy of financial projections and the assumptions underlying them, the value and sufficiency of collateral, prospects and creditworthiness, external economic and market conditions and general liquidity in the credit and capital markets. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our unitholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing unitholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities and distributions. The terms of any debt securities issued or loan agreements entered into could also impose significant restrictions on our operations and distributions. If we sell assets or interests in assets, we would no longer receive any cash flow associated with such assets in the longer term. If we are unsuccessful in these efforts, it will have a material adverse effect on our business and financial position and we may be required to seek relief under applicable bankruptcy or insolvency laws. In the event of a bankruptcy proceeding or insolvency, or restructuring of our capital structure, holders of our common units could suffer a total loss of their investment.
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

10.2
Membership Interest Purchase Agreement, dated as of March 20, 2023, by and between, USDP CCR LLC and South 49 Holdings LTD. (incorporated by reference herein to Exhibit 10.1 to the Current Report on 8-K (File No. 001-36674) filed on March 23, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	The cover page of the USD Partners LP Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*     Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	May 4, 2023	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	May 4, 2023	By:	/s/ Adam Altsuler
Adam Altsuler Executive Vice President and Chief Financial Officer (Principal Financial Officer)