Form 10-Q
period 2023-06-30
USD Partners LP
filed 2023-08-08
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of July 28, 2023, there were 33,758,607 common units outstanding.

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
Cautionary Note Regarding Forward-Looking Statements
This Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) our ability to continue as a going concern; (2) the impact of world health events, epidemics and pandemics, such as the novel coronavirus (COVID-19) pandemic; (3) changes in general economic conditions and commodity prices, including as a result of the invasion of Ukraine by Russia and its regional and global ramifications, inflationary pressures, slowing growth or recession or instability of financial institutions; (4) the effects of competition, in particular, by pipelines and other terminal facilities; (5) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (6) government regulations regarding oil production, including if the Alberta Government were to resume setting production limits; (7) the supply of, and demand for, terminalling services for crude oil and biofuels; (8) the price and availability of debt and equity financing, whether through capital markets, lending or sale of assets; (9) actions by third parties, including customers, potential customers, construction-related services providers, potential transaction counterparties, our sponsors and our lenders, including with respect to rights and remedies or modifications to or waivers under our credit agreement; (10) our ability to comply with the terms under our credit agreement and to refinance, extend or replace our credit agreement on or prior to the end of the forbearance period on October 10, 2023; (11) our ability to obtain additional sources of capital, improve liquidity through strategic initiatives and maintain sufficient liquidity; (12) our ability to enter into new contracts for uncontracted capacity, to renew expiring contracts and to replace expired contracts; (13) hazards and operating risks that may not be covered fully by insurance; (14) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (15) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (16) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs or limit our operations; (17) our ability to successfully identify and finance potential acquisitions, development projects and other growth opportunities; and (18) our pursuit of and ability to develop

i

a plan to regain compliance with the New York Stock Exchange listing standards. For additional factors that may affect our results, see “Risk Factors” and the other information included elsewhere in this Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which are available to the public over the Internet at the website of the U.S. Securities and Exchange Commission, or SEC, (www.sec.gov) and at our website (www.usdpartners.com).

i

                PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited; in thousands of US dollars, except per unit amounts)
Revenues
Terminalling services	$18,364	$31,704	$38,103	$65,527
Terminalling services — related party	732	662	1,446	1,317
Fleet leases — related party	287	913	570	1,825
Fleet services — related party	86	299	171	598
Freight and other reimbursables	—	163	190	260
Freight and other reimbursables — related party	2	—	117	—
Total revenues	19,471	33,741	40,597	69,527
Operating costs
Subcontracted rail services	2,323	3,604	5,608	7,595
Pipeline fees	5,834	8,389	11,307	16,890
Freight and other reimbursables	2	163	307	260
Operating and maintenance	1,015	3,090	2,776	6,576
Operating and maintenance — related party	—	127	—	258
Selling, general and administrative	2,358	4,830	6,758	8,252
Selling, general and administrative — related party	1,795	2,565	3,979	7,889
Gain on sale of business	—	—	(6,202)	—
Depreciation and amortization	1,723	5,765	3,629	11,604
Total operating costs	15,050	28,533	28,162	59,324
Operating income	4,421	5,208	12,435	10,203
Interest expense	4,479	2,097	8,920	3,599
Gain associated with derivative instruments	(4,755)	(812)	(2,905)	(6,896)
Foreign currency transaction loss	48	143	102	1,790
Other income, net	(82)	(4)	(116)	(27)
Income before income taxes	4,731	3,784	6,434	11,737
Provision for (benefit from) income taxes	96	(21)	(176)	459
Net income	$4,635	$3,805	$6,610	$11,278
Net income attributable to limited partner interests	$4,635	$3,805	$6,610	$12,647
Net income per common unit (basic and diluted)	$0.14	$0.12	$0.20	$0.42
Weighted average common units outstanding	33,759	33,378	33,663	30,426

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited; in thousands of US dollars)
Net income	$4,635	$3,805	$6,610	$11,278
Other comprehensive income (loss) — foreign currency translation	1,183	(1,788)	1,269	(1,194)
Comprehensive income	$5,818	$2,017	$7,879	$10,084

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
	(unaudited; in thousands of US dollars)
Cash flows from operating activities:
Net income	$6,610	$11,278
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,629	11,604
Gain associated with derivative instruments	(2,905)	(6,896)
Settlement of derivative contracts	611	(608)
Unit based compensation expense	1,912	2,520
Gain on sale of business	(6,202)	—
Loss associated with disposal of assets	—	3
Deferred income taxes	1	(114)
Amortization of deferred financing costs	658	628
Changes in operating assets and liabilities:
Accounts receivable	(4)	398
Accounts receivable — related party	91	1,717
Prepaid expenses, inventory and other assets	1,032	(2,727)
Accounts payable and accrued expenses	(97)	3,361
Accounts payable and accrued expenses — related party	(526)	(1,038)
Deferred revenue and other liabilities	(6,747)	(5,044)
Deferred revenue and other liabilities — related party	49	366
Net cash provided by (used in) operating activities	(1,888)	15,448
Cash flows from investing activities:
Additions of property and equipment	(375)	(288)
Internal-use software development costs	(55)	—
Net proceeds from the sale of business	32,650	—
Acquisition of Hardisty South entities from Sponsor	—	(75,000)
Net cash provided by (used in) investing activities	32,220	(75,288)
Cash flows from financing activities:
Distributions	(2,154)	(7,154)
Payments for deferred financing costs	(203)	(13)
Vested phantom units used for payment of participant taxes	(671)	(1,091)
Proceeds from long-term debt	—	75,000
Repayments of long-term debt	(19,100)	(12,396)
Net cash provided by (used in) financing activities	(22,128)	54,346
Effect of exchange rates on cash	90	1,057
Net change in cash, cash equivalents and restricted cash	8,294	(4,437)
Cash, cash equivalents and restricted cash — beginning of period	5,780	12,717
Cash, cash equivalents and restricted cash — end of period	$14,074	$8,280

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited; in thousands of US dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$10,291	$2,530
Restricted cash	3,783	3,250
Accounts receivable, net	1,766	2,169
Accounts receivable — related party	318	409
Prepaid expenses	2,566	3,188
Assets held for sale	19,141	—
Other current assets	2,560	1,746
Total current assets	40,425	13,292
Property and equipment, net	62,847	106,894
Intangible assets, net	55	3,526
Operating lease right-of-use assets	1,578	1,508
Other non-current assets	1,303	1,556
Total assets	$106,208	$126,776

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$2,852	$3,389
Accounts payable and accrued expenses — related party	631	1,147
Deferred revenue	1,746	3,562
Deferred revenue — related party	—	128
Long-term debt, current portion	195,447	214,092
Operating lease liabilities, current	847	700
Liabilities held for sale	221	—
Other current liabilities	3,182	7,907
Other current liabilities — related party	55	11
Total current liabilities	204,981	230,936
Operating lease liabilities, non-current	702	688
Other non-current liabilities	5,894	7,556
Other non-current liabilities — related party	133	—
Total liabilities	211,710	239,180
Commitments and contingencies
Partners’ capital
Common units (33,758,607 and 33,381,187 outstanding at June 30, 2023 and December 31, 2022, respectively)	(102,630)	(108,263)
Accumulated other comprehensive loss	(2,872)	(4,141)
Total partners’ capital	(105,502)	(112,404)
Total liabilities and partners’ capital	$106,208	$126,776

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
THREE MONTHS CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Three Months Ended June 30,
	2023		2022
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at April 1,	33,758,607	$(108,130)	27,619,909	$21,835
Common units issued for vested phantom units	—	—	8,386	(39)
Net income	—	4,635	—	3,805
Unit based compensation expense	—	865	—	1,205
Distributions	—	—	—	(3,636)
Acquisition of Hardisty South entities from Sponsor and conversion of General Partner units	—	—	5,751,136	(52,543)
Ending balance at June 30,	33,758,607	(102,630)	33,379,431	(29,373)
General Partner units
Beginning balance at April 1,	—	—	461,136	22,457
Acquisition of Hardisty South entities from Sponsor and conversion of General Partner units	—	—	(461,136)	(22,457)
Ending balance at June 30,	—	—	—	—
Accumulated other comprehensive income (loss)
Beginning balance at April 1,		(4,055)		416
Cumulative translation adjustment		1,183		(1,788)
Ending balance at June 30,		(2,872)		(1,372)
Total partners’ capital at June 30,		$(105,502)		$(30,745)

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
SIX MONTHS CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Six Months Ended June 30,
	2023		2022
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at January 1,	33,381,187	$(108,263)	27,268,878	$16,355
Common units issued for vested phantom units	377,420	(671)	359,417	(1,091)
Net income	—	6,610	—	12,647
Unit based compensation expense	—	1,848	—	2,354
Distributions	—	(2,154)	—	(7,095)
Acquisition of Hardisty South entities from Sponsor and conversion of General Partner units	—	—	5,751,136	(52,543)
Ending balance at June 30,	33,758,607	(102,630)	33,379,431	(29,373)
General Partner units
Beginning balance at January 1,	—	—	461,136	5,678
Non-cash contribution to Hardisty South entities from Sponsor prior to acquisition	—	—	—	18,207
Net loss	—	—	—	(1,369)
Distributions	—	—	—	(59)
Acquisition of Hardisty South entities from Sponsor and conversion of General Partner units	—	—	(461,136)	(22,457)
Ending balance at June 30,	—	—	—	—
Accumulated other comprehensive income (loss)
Beginning balance at January 1,		(4,141)		(178)
Cumulative translation adjustment		1,269		(1,194)
Ending balance at June 30,		(2,872)		(1,372)
Total partners’ capital at June 30,		$(105,502)		$(30,745)

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION
USD Partners LP and its consolidated subsidiaries, collectively referred to herein as we, us, our, the Partnership and USDP, is a fee-based, growth-oriented master limited partnership formed in 2014 by US Development Group, LLC, or USD, through its wholly-owned subsidiary, USD Group LLC, or USDG. We were formed to acquire, develop and operate midstream infrastructure and complementary logistics solutions for crude oil, biofuels and other energy-related products. We generate substantially all of our operating cash flows from multi-year, take-or-pay contracts with primarily investment grade and other high credit quality customers, including major integrated oil companies, refiners and marketers. Our network of crude oil terminals facilitate the transportation of heavy crude oil from Western Canada to key demand centers across North America. Our operations include railcar loading and unloading, storage and blending in onsite tanks, inbound and outbound pipeline connectivity, truck transloading, as well as other related logistics services. We also provide one of our customers with leased railcars and fleet services to facilitate the transportation of liquid hydrocarbons by rail. We do not generally take ownership of the products that we handle, nor do we receive any payments from our customers based on the value of such products.
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
In the opinion of our management, our unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of June 30, 2023, our results of operations for the three and six months ended June 30, 2023 and 2022, and our cash flows for the six months ended June 30, 2023 and 2022. We derived our consolidated balance sheet as of December 31, 2022, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our results of operations for the three and six months ended June 30, 2023 and 2022 should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, changes in the fair market value of our derivative instruments and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
In addition, there is uncertainty in our ability to remain in compliance with the covenants contained in our amended Credit Agreement for a period of 12 months after the date these financial statements were issued. Although we continue to focus on renewing, extending or replacing expired or expiring customer agreements at the Hardisty and Stroud Terminals, based on our current expectations regarding timing of any renewals, extensions or replacement of such agreements and the related pricing environment, we currently do not expect that we will be able to remain in compliance with the total leverage ratio and interest coverage covenants in the Credit Agreement for the third quarter of 2023. If we fail to comply with such covenants in the Credit Agreement, we would be in default under the terms of the Credit Agreement, which would entitle our lenders to declare all outstanding indebtedness thereunder to be immediately due and payable. We are currently not projected to have sufficient cash on hand or available liquidity to repay the Credit Agreement should the lenders not agree to a forbearance or provide a further waiver or amendment and declare all outstanding indebtedness thereunder to be immediately due and payable. In August 2023, we entered into an amendment to our Credit Agreement, pursuant to which, among other things, the lenders have agreed to forbear through and including October 10, 2023, from exercising any rights or remedies arising from certain defaults or events of default asserted by the Administrative Agent, which we disputed, or certain prospective defaults or events of default under the Credit Agreement and other loan documents arising from, among other things, any failures to disclose certain events that give or may give rise to a Material Adverse Effect, as defined in the Credit Agreement. Refer to Note 19. Subsequent Events — Credit Agreement Amendment for more information.
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
Due to the substantial doubt about our ability to continue as a going concern discussed above, as of June 30, 2023, we have recorded a valuation allowance against our deferred tax asset that is associated with our Canadian entities. These consolidated financial statements do not include any other adjustments that might result from the outcome of this uncertainty, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Assets Held For Sale
We classify long-lived assets intended to be sold as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (2) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (4) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. For the three and six months ended June 30, 2023 and 2022, there were no losses recorded on our held for sale assets.
Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, we discontinue depreciation and amortization and report long-lived assets and liabilities of the disposal group in the line items “Assets held for sale” and “Liabilities held for sale” in our consolidated balance sheets.

Internal-use Software
We capitalize certain internal-use software costs in accordance with Accounting Standard Codification, or ASC, 350-40, which are included in intangible assets. ASC 350-40 requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life and for the useful life to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. We currently are amortizing these assets over a useful life of five years in the line item “Depreciation and amortization” in our consolidated statement of operations. Maintenance of and minor upgrades to internal-use software are classified as selling, general, and administrative expenses as incurred.
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
We adopted all the provisions of ASU 2022-04 on January 1, 2023. Refer to Note 10. Debt for additional details regarding our adoption of ASU 2022-04.
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
The Casper Terminal entities had a carrying value of $26.8 million at the time of sale. The Casper Terminal was included in our Terminalling services segment. The Casper crude oil terminal, located in Casper, Wyoming, primarily consists of unit train-capable railcar loading capacity in excess of 100,000 barrels per day, six customer-dedicated storage tanks with 900,000 barrels of total capacity and a six-mile, 24-inch diameter pipeline with a direct connection from the Express Pipeline. We recognized a gain of $6.2 million from the sale of the terminal which we recorded as “Gain on sale of business” in our consolidated statement of operations. The gain on sale of business that resulted from the sale of the Casper Terminal was not subject to income tax as the entity is included within our partnership structure. Therefore, no impact was reflected within the “Provision for (benefit from) income taxes” recognized in the six months ended June 30, 2023 in our consolidated statements of operations.
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
We determined basic and diluted net income per limited partner unit as set forth in the following tables:

	For the Three Months Ended June 30, 2023
	Common Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to limited partner interests in USD Partners LP	$4,635	$—	$4,635
Less: Distributable earnings (1)	—	—	—
Excess net income	$4,635	$—	$4,635
Weighted average units outstanding (2)	33,759	—	33,759
Distributable earnings per unit (3)	$—
Underdistributed earnings per unit (4)	0.14
Net income per limited partner unit (basic and diluted) (5)	$0.14

(1)    There were no distributions payable for the three months ended June 30, 2023. Refer to Note 16. Partners’ Capital for further information.
(2)    Represents the weighted average units outstanding for the period.
(3)     Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.
(4)     Represents the additional amount per unit necessary to distribute the excess net income for the period among our limited partners.
(5)    Our computation of net income per limited partner unit excludes the effects of 1,445,757 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
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

(1)Represents the distributions paid for the period based upon the quarterly distribution amount of $0.1235 per unit or $0.494 on an annualized basis for the three months ended June 30, 2022. Amounts presented for each class of units include a proportionate amount of the $170 thousand distributed to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the Amended LTIP Plan.
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

	For the Six Months Ended June 30, 2023
	Common Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to limited partner interests in USD Partners LP	$6,610	$—	$6,610
Less: Distributable earnings (1)	—	—	—
Excess net income	$6,610	$—	$6,610
Weighted average units outstanding (2)	33,663	—	33,663
Distributable earnings per unit (3)	$—
Underdistributed earnings per unit (4)	0.20
Net income per limited partner unit (basic and diluted) (5)	$0.20

(1)There were no distributions paid or payable for the six months ended June 30, 2023. Refer to Note 16. Partners’ Capital for further information.
(2)Represents the weighted average units outstanding for the period.
(3)Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.
(4)Represents the additional amount per unit necessary to distribute the excess net income for the period among our limited partners.
(5)Our computation of net income per limited partner unit excludes the effects of 1,445,757 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.

	For the Six Months Ended June 30, 2022
	Common Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income (loss) attributable to general and limited partner interests in USD Partners LP (1)	$12,647	$(1,369)	$11,278
Less: Distributable earnings (2)	7,925	3	7,928
Excess net income (distributions)	$4,722	$(1,372)	$3,350
Weighted average units outstanding (3)	30,426	229	30,655
Distributable earnings per unit (4)	$0.26
Underdistributed earnings per unit (5)	0.16
Net income per limited partner unit (basic and diluted)(6)	$0.42

(1)Represents net income allocated to each class of units based on the actual ownership of the Partnership during the period. There were no amounts attributed to the general partner for its incentive distribution rights.
(2)Represents the per unit distribution paid of $0.1235 per unit for the three months ended March 31, 2022 and June 30, 2022. Amounts presented for each class of units include a proportionate amount of the $337 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the Amended LTIP Plan.
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

	Three Months Ended June 30, 2023
	U.S.	Canada	Total
	(in thousands)
Third party	$1,158	$17,206	$18,364
Related party	$1,106	$1	$1,107

	Three Months Ended June 30, 2022
	U.S.	Canada	Total
	(in thousands)
Third party	$5,971	$25,896	$31,867
Related party	$1,874	$—	$1,874

	Six Months Ended June 30, 2023
	U.S.	Canada	Total
	(in thousands)
Third party	$3,614	$34,679	$38,293
Related party	$2,246	$58	$2,304

	Six Months Ended June 30, 2022
	U.S.	Canada	Total
	(in thousands)
Third party	$13,307	$52,480	$65,787
Related party	$3,740	$—	$3,740
Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our Terminal Service Agreements as of June 30, 2023 are as follows for the periods indicated:

	Six months ending December 31, 2023	2024	2025	2026	2027	Thereafter	Total
	(in thousands)
Terminalling Services (1) (2)	$19,338	$26,125	$24,976	$24,976	$21,066	$75,488	$191,969

(1)A significant portion of our Terminal Services Agreements are denominated in Canadian dollars. We have converted the remaining performance obligations associated with these Canadian dollar-denominated contracts using the year-to-date average exchange rate of 0.7421 U.S. dollars for each Canadian dollar at June 30, 2023.
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
Deferred Revenue
Our deferred revenue is a form of a contract liability and consists of amounts collected in advance from customers associated with their terminal and fleet services agreements and deferred revenues associated with make-up rights, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We currently recognize substantially all of the amounts we receive for minimum volume commitments as revenue when collected, since breakage associated with these make-up rights is currently approximately 100% based on our expectations around usage of these options. Accordingly, we had no deferred revenue at June 30, 2023 and $0.4 million deferred revenue at December 31, 2022, for estimated breakage associated with the make-up rights options we granted to our customers.
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

The following table presents the amounts outstanding on our consolidated balance sheets and changes associated with the balance of our deferred revenue for the six months ended June 30, 2023:

	December 31, 2022	Cash Additions for Customer Prepayments	Balance Sheet Reclassification	Revenue Recognized	June 30, 2023
	(in thousands)
Deferred revenue (1)	$3,562	$1,746	$—	$(3,562)	$1,746
Other current liabilities (2)	$5,681	$—	$392	$(4,613)	$1,460
Other non-current liabilities (2)	$3,943	$88	$(392)	$—	$3,639

(1)    Includes deferred revenue of $0.4 million at December 31, 2022, for estimated breakage associated with the make-up right options we granted our customers as discussed above. We had no deferred revenue at June 30, 2023 associated with make-up right options.
(2)    Includes cumulative revenue that has been deferred due to tiered billing provisions included in certain of our Canadian dollar-denominated contracts, as discussed above. As such, the change in “Other current liabilities” has been increased by $127 thousand and “Other non-current liabilities” presented has been increased by $88 thousand due to the impact of the change in the end of period exchange rate between June 30, 2023 and December 31, 2022.
Deferred Revenue — Fleet Leases
Our deferred revenue also includes advance payments from our customer of our Fleet services business, which will be recognized as Fleet leases revenue when earned pursuant to the terms of our contractual arrangements. We have included $0.1 million at December 31, 2022, in “Deferred revenue — related party” on our consolidated balance sheets associated with our customer’s prepayment for our fleet lease agreements. We had no deferred revenue associated with customer prepayments at June 30, 2023. Refer to Note 8. Leases for additional discussion of our lease revenues.
6. RESTRICTED CASH
We include in restricted cash amounts representing a cash account for which the use of funds is restricted by a facilities connection agreement among us and Gibson Energy Inc., or Gibson, that we entered into during 2014 in connection with the development of our Hardisty Terminal. The collaborative arrangement is further discussed in Note 11. Collaborative Arrangement.
In addition, we have an indemnity escrow account of $2.0 million included in our restricted cash amounts associated with the divestiture of our Casper Terminal that is required to be held for one year from the March 31, 2023 closing date of the sale of the terminal. Refer to Note 3. Acquisitions and Dispositions for a further discussion of the Casper Terminal divestiture.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amounts shown in our consolidated statements of cash flows for the specified periods:

	June 30,
	2023	2022
	(in thousands)
Cash and cash equivalents	$10,291	$4,333
Restricted cash	3,783	3,947
Total cash, cash equivalents and restricted cash	$14,074	$8,280

7. PROPERTY AND EQUIPMENT
Our property and equipment is comprised of the following asset classifications as of the dates indicated:

	June 30, 2023	December 31, 2022	Estimated Useful Lives (Years)
	(in thousands)
Land	$2,877	$10,110	N/A
Trackage and facilities	86,252	108,325	10-30
Pipeline	—	12,759	20-30
Equipment	14,600	22,553	3-20
Furniture	65	84	5-10
Total property and equipment	103,794	153,831
Accumulated depreciation	(41,126)	(47,360)
Construction in progress (1)	179	423
Property and equipment, net	$62,847	$106,894

(1)The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that has not been placed into productive service as of the respective consolidated balance sheet date.
Depreciation expense associated with property and equipment totaled $1.7 million and $2.6 million for the three months ended June 30, 2023 and 2022, respectively, and $3.5 million and $5.3 million, for the six months ended June 30, 2023 and 2022.
Stroud Terminal
During the second quarter of 2023 the board of directors of our general partner approved the sale of the Stroud Terminal and we classified it as held for sale in our consolidated balance sheets. We currently expect that a sale of the Stroud Terminal could occur in late 2023. The Stroud Terminal is included in our Terminalling Services Segment.
As a result of classifying our Stroud Terminal as held for sale, we evaluated the terminal’s fair value. We measured the fair value of our Stroud Terminal long-lived assets using an income analysis approach. Under this approach the fair value of the long-lived assets exceeded the carrying value at May 31, 2023, the date of our evaluation. Our estimate of fair value for the Stroud Terminal required us to use significant unobservable inputs representative of Level 3 fair value measurements, including assumptions related to the future performance of our Stroud Terminal. We have not observed any events or circumstances subsequent to our analysis that would suggest the fair value of our Stroud Terminal is below the carrying amount as of June 30, 2023.
8. LEASES
Lessee
We have noncancellable operating leases for railcars, buildings, storage tanks, offices, railroad tracks, and land.

	June 30, 2023	December 31, 2022
Weighted-average discount rate	6.7%	4.1%
Weighted average remaining lease term in years	4.44 years	5.07 years

Our total lease cost consisted of the following items for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$327	$1,390	$653	$2,905
Short term lease cost	30	130	61	161
Variable lease cost	1	13	7	31
Sublease income	(287)	(1,281)	(570)	(2,562)
Total	$71	$252	$151	$535
The maturity analysis below presents the undiscounted cash payments we expect to make each period for property that we lease from others under noncancellable operating leases as of June 30, 2023 (in thousands):

2023	$895
2024	115
2025	114
2026	117
2027	121
Thereafter	384
Total lease payments	$1,746
Less: imputed interest	(197)
Present value of lease liabilities	$1,549
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except weighted average term)
Lease income (1)	$1,020	$2,494	$2,298	$4,980
Weighted average remaining lease term in years				3.21

(1)Lease income presented above includes lease income from related parties. Refer to Note 12. Transactions with Related Parties for additional discussion of lease income from a related party. In addition, lease income as discussed above totaling $0.7 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively, and $1.7 million and $3.2 million for the six months ended June 30, 2023 and 2022, respectively, is included in “Terminalling services” and “Terminalling services — related party” revenues on our consolidated statements of operations.

The maturity analysis below presents the undiscounted future minimum lease payments we expect to receive from customers each period for property they lease from us under noncancellable operating leases as of June 30, 2023 (in thousands):

2023	$2,262
2024	2,947
2025	2,936
2026	2,687
Total	$10,832

9. INTANGIBLE ASSETS
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Carrying amount:
Customer service agreements	$—	$3,832
Other	56	—
Total carrying amount	56	3,832
Accumulated amortization:
Customer service agreements	—	(306)
Other	(1)	—
Total accumulated amortization	(1)	(306)
Total intangible assets, net	$55	$3,526
Our current intangible assets at June 30, 2023, originated as internally developed software for internal use. Refer to Note 2. Summary of Significant Accounting Policies — Internal-use Software for further details.
Our identifiable intangible assets through December 31, 2022, originated from the acquisition of the Casper Terminal and were therefore removed from our consolidated balance sheet effective with the divestiture of our Casper Terminal that occurred in March 2023. Refer to Note 3. Acquisitions and Dispositions — Casper Terminal Divestiture for further details.
Amortization expense associated with intangible assets totaled $0.1 million for the six months ended June 30, 2023 and $3.2 million and $6.3 million for the three and six months ended June 30, 2022, respectively. We had no significant amortization expense for the three months ended June 30, 2023.
10. DEBT
Credit Agreement
In November 2018, we amended and restated our revolving senior secured credit agreement, which we originally established in October 2014. We refer to the amended and restated senior secured credit agreement executed in November 2018, and as amended, as the Credit Agreement and the original senior secured credit agreement as the Previous Credit Agreement. Our Credit Agreement amended and restated in its entirety our Previous Credit Agreement.
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
Our long-term debt balances included the following components as of the specified dates:

	June 30, 2023	December 31, 2022
	(in thousands)
Credit Agreement	$195,900	$215,000
Less: Deferred financing costs, net	(453)	(908)
Less: Long-term debt, current portion	(195,447)	(214,092)
Total long-term debt, net	$—	$—

We determined the capacity available to us under the terms of our Credit Agreement was as follows as of the specified dates:

	June 30, 2023	December 31, 2022
	(in millions)
Aggregate borrowing capacity under Credit Agreement	$275.0	$275.0
Less: Amounts outstanding under the Credit Agreement	195.9	215.0
Available under the Credit Agreement based on capacity	$79.1	$60.0
Available under the Credit Agreement based on covenants (1)	$1.7	$53.0

(1)    Pursuant to the terms of our amended Credit Agreement, as discussed above, our borrowing capacity is currently limited to 5.5 times (5.0 times at December 31, 2022) our trailing 12-month consolidated EBITDA, which equates to $1.7 million and $53.0 million of borrowing capacity available based on our covenants at June 30, 2023 and December 31, 2022, respectively.
The weighted average interest rate on our outstanding indebtedness was 8.25% and 6.92% at June 30, 2023 and December 31, 2022, respectively, without consideration to the effect of our derivative contracts. In addition to the interest we incur on our outstanding indebtedness, we paid commitment fees of 0.5% on unused commitments at June 30, 2023, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. At June 30, 2023, we were in compliance with the covenants set forth in our Credit Agreement.
Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Interest expense on the Credit Agreement	$4,139	$1,825	$8,262	$2,971
Amortization of deferred financing costs	340	272	658	628
Total interest expense	$4,479	$2,097	$8,920	$3,599
Subsequent to June 30, 2023, we amended the terms of our Credit Agreement. Refer to Note 19. Subsequent Events — Credit Agreement Amendment for more information.
Supplier Financing Agreement
We have agreements with a third party that allows a provider of some of our received services to finance payment obligations from us with a designated third-party financial institution associated with insurance for certain of our terminals. The extended payment terms that we have with this supplier for these arrangements is nine months from the execution of the insurance contract. We are not required to provide collateral to the financial institution.
Our outstanding payment obligation under these arrangements was $361 thousand and $19 thousand at June 30, 2023 and December 31, 2022, respectively, recorded in “Other current liabilities” on our consolidated balance sheets.

11. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty Terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty Terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty Terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty Terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred pipeline fees of $5.8 million and $8.4 million, for the three months ended June 30, 2023 and 2022, respectively, and $11.3 million and $16.9 million for the six months ended June 30, 2023 and 2022, respectively, which are presented as “Pipeline fees” in our consolidated statements of operations.

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
USDG is the sole owner of our general partner and at June 30, 2023, owns 17,308,226 of our common units representing a 51.3% limited partner interest in us. As of June 30, 2023, a value of up to $10.0 million of these common units were subject to a negative pledge supporting USDG’s revolving line of credit for working capital. USDG also provides us with general and administrative support services necessary for the operation and management of our business.
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
The total amounts charged to us under the Omnibus Agreement for the three months ended June 30, 2023 and 2022 was $1.8 million and $2.6 million, respectively, and for the six months ended June 30, 2023 and 2022 was $4.0 million and $4.6 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of operations. We had a payable balance of $0.3 million and $0.8 million with respect to these costs at June 30, 2023 and December 31, 2022, respectively, included in “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.
USD Services Agreement
Prior to our acquisition of the Hardisty South entities, USD and the Hardisty South entities entered into a services agreement for the provision of services related to the management and operation of transloading assets. Services provided consisted of financial and administrative, information technology, legal, management, human resources, and tax, among other services. The Hardisty South entities incurred $3.2 million pursuant to the agreement for the six months ended June 30, 2022 included in “Selling, general, and administrative — related party” in our consolidated statements of operations. Upon our acquisition of the Hardisty South entities effective

April 1, 2022, this services agreement was canceled and a similar agreement was established with us. As such, there was no associated expense for the three and six months ended June 30, 2023 related to the agreement included in “Selling, general, and administrative — related party” in our consolidated statements of operations.
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
Our related party revenues from USD and affiliates are presented below in the following table for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Terminalling services — related party	$732	$662	$1,446	$1,317
Fleet leases — related party	287	913	570	1,825
Fleet services — related party	86	299	171	598
Freight and other reimbursables — related party	2	—	117	—
	$1,107	$1,874	$2,304	$3,740
We had the following amounts outstanding with USD and affiliates on our consolidated balance sheets as presented below in the following table for the indicated periods (1) :

	June 30, 2023	December 31, 2022
	(in thousands)
Accounts receivable — related party	$318	$409
Accounts payable and accrued expenses — related party (1)	$342	$382
Other current and non-current liabilities — related party (2)	$188	$11
Deferred revenue — related party (3)	$—	$128

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

	Three Months Ended June 30, 2023
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$18,364	$—	$—	$18,364
Terminalling services — related party	732	—	—	732
Fleet leases — related party	—	287	—	287
Fleet services — related party	—	86	—	86
Freight and other reimbursables	—	—	—	—
Freight and other reimbursables — related party	—	2	—	2
Total revenues	19,096	375	—	19,471
Operating costs
Subcontracted rail services	2,323	—	—	2,323
Pipeline fees	5,834	—	—	5,834
Freight and other reimbursables	—	2	—	2
Operating and maintenance	717	298	—	1,015
Selling, general and administrative	746	20	3,387	4,153
Gain on sale of business	—	—	—	—
Depreciation and amortization	1,723	—	—	1,723
Total operating costs	11,343	320	3,387	15,050
Operating income	7,753	55	(3,387)	4,421
Interest expense	4	—	4,475	4,479
Gain associated with derivative instruments	—	—	(4,755)	(4,755)
Foreign currency transaction loss	20	4	24	48
Other income, net	(58)	—	(24)	(82)
Provision for (benefit from) income taxes	124	(28)	—	96
Net income (loss)	$7,663	$79	$(3,107)	$4,635

	Three Months Ended June 30, 2022
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$31,704	$—	$—	$31,704
Terminalling services — related party	662	—	—	662
Fleet leases — related party	—	913	—	913
Fleet services — related party	—	299	—	299
Freight and other reimbursables	163	—	—	163
Freight and other reimbursables — related party	—	—	—	—
Total revenues	32,529	1,212	—	33,741
Operating costs
Subcontracted rail services	3,604	—	—	3,604
Pipeline fees	8,389	—	—	8,389
Freight and other reimbursables	163	—	—	163
Operating and maintenance	2,245	972	—	3,217
Selling, general and administrative	1,650	33	5,712	7,395
Gain on sale of business	—	—	—	—
Depreciation and amortization	5,765	—	—	5,765
Total operating costs	21,816	1,005	5,712	28,533
Operating income (loss)	10,713	207	(5,712)	5,208
Interest expense	1	—	2,096	2,097
Gain associated with derivative instruments	—	—	(812)	(812)
Foreign currency transaction loss	41	1	101	143
Other income, net	(1)	(2)	(1)	(4)
Benefit from income taxes	(5)	(16)	—	(21)
Net income (loss)	$10,677	$224	$(7,096)	$3,805

	Six Months Ended June 30, 2023
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$38,103	$—	$—	$38,103
Terminalling services — related party	1,446	—	—	1,446
Fleet leases — related party	—	570	—	570
Fleet services — related party	—	171	—	171
Freight and other reimbursables	190	—	—	190
Freight and other reimbursables — related party	115	2	—	117
Total revenues	39,854	743	—	40,597
Operating costs
Subcontracted rail services	5,608	—	—	5,608
Pipeline fees	11,307	—	—	11,307
Freight and other reimbursables	305	2	—	307
Operating and maintenance	2,183	593	—	2,776
Selling, general and administrative	2,136	42	8,559	10,737
Gain on sale of business	—	—	(6,202)	(6,202)
Depreciation and amortization	3,629	—	—	3,629
Total operating costs	25,168	637	2,357	28,162
Operating income (loss)	14,686	106	(2,357)	12,435
Interest expense	4	—	8,916	8,920
Gain associated with derivative instruments	—	—	(2,905)	(2,905)
Foreign currency transaction loss	43	4	55	102
Other income, net	(90)	—	(26)	(116)
Benefit from income taxes	(154)	(22)	—	(176)
Net income (loss)	$14,883	$124	$(8,397)	$6,610

	Six Months Ended June 30, 2022
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$65,527	$—	$—	$65,527
Terminalling services — related party	1,317	—	—	1,317
Fleet leases — related party	—	1,825	—	1,825
Fleet services — related party	—	598	—	598
Freight and other reimbursables	260	—	—	260
Freight and other reimbursables — related party	—	—	—	—
Total revenues	67,104	2,423	—	69,527
Operating costs
Subcontracted rail services	7,595	—	—	7,595
Pipeline fees	16,890	—	—	16,890
Freight and other reimbursables	260	—	—	260
Operating and maintenance	4,869	1,965	—	6,834
Selling, general and administrative	6,437	90	9,614	16,141
Gain on sale of business	—	—	—	—
Depreciation and amortization	11,604	—	—	11,604
Total operating costs	47,655	2,055	9,614	59,324
Operating income (loss)	19,449	368	(9,614)	10,203
Interest expense	118	—	3,481	3,599
Gain associated with derivative instruments	—	—	(6,896)	(6,896)
Foreign currency transaction loss	1,739	1	50	1,790
Other income, net	(24)	(2)	(1)	(27)
Provision for income taxes	411	48	—	459
Net income (loss)	$17,205	$321	$(6,248)	$11,278

Segment Adjusted EBITDA
The following tables present the computation of Segment Adjusted EBITDA, which is a measure determined in accordance with GAAP, for each of our segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Terminalling Services Segment	2023	2022	2023	2022
	(in thousands)
Net income	$7,663	$10,677	$14,883	$17,205
Interest expense (income), net (1)	(52)	(1)	(83)	115
Depreciation and amortization	1,723	5,765	3,629	11,604
Provision for (benefit from) income taxes	124	(5)	(154)	411
Foreign currency transaction loss (2)	20	41	43	1,739
Loss associated with disposal of assets	—	3	—	3
Non-cash deferred amounts (3)	(1,651)	(329)	(3,302)	(1,886)
Segment Adjusted EBITDA attributable to Hardisty South entities prior to acquisition (4)	—	—	—	(258)
Segment Adjusted EBITDA	$7,827	$16,151	$15,016	$28,933

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

	Three Months Ended June 30,		Six Months Ended June 30,
Fleet Services Segment	2023	2022	2023	2022
	(in thousands)
Net income	$79	$224	$124	$321
Interest income (1)	—	(2)	—	(2)
Foreign currency transaction loss (2)	4	1	4	1
Provision for (benefit from) income taxes	$(28)	$(16)	$(22)	$48
Segment Adjusted EBITDA	$55	$207	$106	$368

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
Derivative Positions
We record all of our derivative financial instruments at their fair values in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Other current assets	$2,383	$1,448
Other non-current liabilities	(2,229)	(3,587)
	$154	$(2,139)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Gain associated with derivative instruments	$(4,755)	$(812)	$(2,905)	$(6,896)
We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.
The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

			June 30, 2023	December 31, 2022
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Swap Agreements
Swap maturing October 2027	$175,000,000	3.956%	$154	$(2,139)
16. PARTNERS’ CAPITAL
Our common units represent limited partner interests in us. The holders of common units are entitled to participate in partnership distributions and to exercise the rights and privileges available to limited partners under our partnership agreement.
Pursuant to the terms of the First Amendment to the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, which we refer to as the Amended LTIP Plan, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 566,856 vested during the first six months in 2023, of which 377,420 were converted into our common units after 189,436 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 17. Unit Based Compensation.
Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis. The amount of distributions we pay under our cash distribution policy and the decision to make any distribution are determined by our general partner. On August 8, 2023, the board of directors of our general partner determined to continue the suspension of our quarterly cash distribution, through the quarter ended June 30, 2023. The board of directors of our general partner will continue to evaluate our distribution policy on a quarterly basis and will take into consideration commercial progress, including our ability to renew, extend or replace our customer agreements, our compliance with the covenants under the Credit Agreement and our liquidity position, as well as broader market conditions and the overall performance of our business. There can be no assurance that the reinstatement of distributions will occur in the near term, if at all.

17. UNIT BASED COMPENSATION
Long-term Incentive Plan
In 2023 and 2022, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 714,725 and 625,732 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our Amended LTIP Plan. At June 30, 2023, we had 3,192,352 Phantom Units remaining available for issuance. The Phantom Units are subject to all of the terms and conditions of the Amended LTIP Plan and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount based on an allocation formula which included a percentage multiplier of the grantee’s base salary, among other factors, converted to a number of units based on the closing price of one of our common units preceding the grant date, as determined by the board of directors of our general partner and quoted on the NYSE.
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

The following tables present the award activity for our Equity-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2022	39,408	1,328,964	$6.91
Granted	39,408	616,758	$3.54
Vested	(39,408)	(527,448)	$7.85
Forfeited	—	(11,925)	$5.60
Phantom Unit awards at June 30, 2023	39,408	1,406,349	$5.02

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2021	26,272	1,317,493	$8.21
Granted	39,408	536,729	$5.85
Vested	(26,272)	(519,342)	$9.01
Forfeited	—	(941)	$5.37
Phantom Unit awards at June 30, 2022	39,408	1,333,939	$6.91
The following tables present the award activity for our Liability-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2022	13,136	56,847	$6.27
Granted	13,136	45,423	$3.54
Vested	(13,136)	(3,022)	$5.67
Phantom Unit awards at June 30, 2023	13,136	99,248	$4.93

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2021	13,136	63,730	$7.26
Granted	13,136	36,459	$5.85
Vested	(13,136)	—	$4.82
Phantom Unit awards at June 30, 2022	13,136	100,189	$6.92
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
We recognized $0.9 million and $1.3 million, respectively, for the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, we recognized $1.9 million and $2.5 million of compensation expense associated with outstanding Phantom Units. As of June 30, 2023, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $6.1 million, which we expect to recognize over a weighted average period of 2.47 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.
We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Equity-classified Phantom Units (1)	$—	$167	$169	$330
Liability-classified Phantom Units	—	14	9	23
Total	$—	$181	$178	$353

(1)    We reclassified $7 thousand and $8 thousand to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited for the three and six months ended June 30, 2023, respectively. We had no significant amounts reclassified for the three and six months ended June 30, 2022, respectively, for forfeitures.
18. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash paid for income taxes, net (1)	$1,196	$680
Cash paid for interest	$8,406	$2,360
Cash paid for operating leases	$587	$3,576

(1)    Includes the net effect of tax refunds of $11 thousand received in the second quarter of 2023 associated with prior period Canadian taxes and $84 thousand received in the second quarter of 2022 associated with carrying back U.S. net operating losses incurred during 2020 and prior periods allowed for by the provisions of the CARES Act.
For the six months ended June 30, 2023 and 2022, we had non-cash investing activities for capital expenditures for property and equipment that were financed through “Accounts payable and accrued expenses” and “Accounts Payable and accrued expenses — related party” and an accrued reimbursement associated with our collaborative arrangement included in “Accounts receivable, net” as presented in the table below for the periods indicated:

	Six months ended June 30,
	2023	2022
	(in thousands)
Property and equipment financed through accounts payable and accrued expenses	$(302)	$(1,941)
Accrued reimbursement of property and equipment	$(12)	$—
We recorded $0.8 million and $0.7 million as of June 30, 2023 and 2022, respectively, for new, extended, canceled or declassified right-of-use lease assets and associated liabilities. See Note 8. Leases for further discussion.

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
19. SUBSEQUENT EVENTS
Credit Agreement Amendment
On August 8, 2023 we entered into an amendment, or the Amendment, to our Credit Agreement, with the lenders party thereto and Bank of Montreal, as administrative agent, or the Administrative Agent.
Pursuant to the Amendment, subject to certain terms and conditions, the lenders have agreed to forbear through and including October 10, 2023, from exercising any rights or remedies arising from certain defaults or events of default asserted by the Administrative Agent, which we disputed, or certain prospective defaults or events of default under the Credit Agreement and other loan documents arising from, among other things, any failure to disclose certain events that give or may give rise to a Material Adverse Effect. Upon any occurrence of events of default under the Credit Agreement other than those that are the subject of the Amendment or the failure by the Borrowers to perform under the terms of the Amendment, the forbearance under the Amendment may be terminated earlier than October 10, 2023. On October 10, 2023, or upon the earlier termination of the forbearance under the Amendment, the Borrowers will be deemed to have waived any defenses to the defaults or events of default asserted by the Administrative Agent.
Pursuant to the Amendment, among other things, we agreed that we will not make any additional requests for new borrowings or letters of credit, or convert outstanding loans from one type to another, in each case under the Credit Agreement. In addition, among other things, the Amendment requires us to provide additional financial and operational reporting to the Administrative Agent and the lenders, and further restricts the ability for us, without the consent of the Administrative Agent and lenders holding at least a majority of outstanding loans under the Credit Agreement, to incur additional indebtedness, to make additional investments or restricted payments, to sell additional assets or to incur growth capital expenditures. In addition, unless otherwise agreed by the Administrative Agent and lenders holding at least a majority of outstanding loans under the Credit Agreement, we are required to apply 100% of the net cash proceeds from any asset sales to repay borrowings outstanding under the Credit Agreement.
Continued Listing Standard Notice from New York Stock Exchange
On July 26, 2023, we received a notice from the New York Stock Exchange, or NYSE, that we are not in compliance with the continued listing criteria under Section 802.01C of the NYSE’s Listed Company Manual, or Section 802.01C, because the average closing price of our common units was less than $1.00 over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we have six months from the date of the receipt of the non-compliance notice to cure the deficiency and regain compliance by having a closing price of at least $1.00 per unit on the last trading day of any calendar month during the six-month cure period and an average closing unit price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or by meeting such standards on the last trading day of the cure period. The notification has no immediate effect on the listing of our common units on the NYSE.

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

Overview
We are a fee-based, growth-oriented master limited partnership formed by our sponsor, USD, to acquire, develop and operate midstream infrastructure and complementary logistics solutions for crude oil, biofuels and other energy-related products. We generate substantially all of our operating cash flows from multi-year, take-or-pay contracts with primarily investment grade and other high credit quality customers, including major integrated oil companies, refiners and marketers. Our network of crude oil terminals facilitates the transportation of heavy crude oil from Western Canada to key demand centers across North America. Our operations include railcar loading and unloading, storage and blending in onsite tanks, inbound and outbound pipeline connectivity, truck transloading, as well as other related logistics services. We also provide one of our customers with leased railcars and fleet services to facilitate the transportation of liquid hydrocarbons by rail. We generally do not take ownership of the products that we handle nor do we receive any payments from our customers based on the value of such products.
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
In the fourth quarter of 2022, TC Energy had a pipeline outage on the entire Keystone pipeline system. The entire pipeline was offline, which led to significant inventory builds in Canada. Given this event, Canadian crude oil inventory levels increased in the fourth quarter of 2022 and were at the higher end of the five year average. In the first quarter of 2023, the Keystone pipeline system came back online, which led to a minor storage draw and then storage levels stabilized. However, in the second quarter of 2023 the storage levels in Canada significantly decreased due to multiple supply and demand events. In May 2023, production levels for light oil grades were negatively impacted by the early onset of the Alberta wildfires. Additionally, production was also negatively impacted by planned oil sands maintenance on production facilities. Another factor that contributed to the decrease in Canadian inventories was the increase in U.S. refinery demand, as certain refineries came back online after an extended shut down period. The combination of these supply and demand events led to extraordinary inventory draws in the second quarter that resulted in historically low inventory levels beyond the five year range.
The demand for crude by rail egress will be low in the near term due to planned and unplanned maintenance on both oil sands production assets and increased pipeline egress availability due to drag reducing agent usage and favorable pipeline summer blending ratio requirements. However, given the supply and demand events discussed above, and based on the forecasted production increases in Canada we anticipate that inventory levels at the end of 2023 will continue to build through the balance of the year towards the higher end of the five year range. As inventory levels begin to build, we expect that pipeline apportionment levels will in turn grow which will potentially lead to higher demand for a crude by rail egress solution. The extent and duration of any increases in apportionment or inventory levels as well as higher demand for a crude by rail egress solutions are difficult to predict, if such increases occur at all.
Another factor that may contribute to the demand for a crude by rail egress solution is the significant regulatory and legal obstacles that pipeline projects and existing pipelines experience in the U.S and Canada. For example, it was recently announced by Trans Mountain Corporation, or TMC, that the total cost of the Trans Mountain Pipeline expansion project is now estimated to be $30.9 billion. TMC is currently working to secure external financing to fund the remaining cost of the project. The timeline for completing the project is now extended out further into the end of 2023, with in-service announced to be in early 2024. As environmental, regulatory and political challenges to increase pipeline export capacity remain, we believe crude by rail exports will remain a valuable and viable egress alternative.
Our Hardisty terminal, with established capacity and scalable designs, is well-positioned as a strategic outlet to meet takeaway needs when Western Canadian crude oil supplies exceed available pipeline takeaway capacity. Also, as previously discussed, USD along with its partner, successfully completed construction of and placed into service a diluent recovery unit, or DRU, adjacent to the Hardisty Terminal, as a part of a long-term solution to transport non-hazardous and non-flammable heavier grades of crude oil produced in Western Canada by rail. Additionally, we believe our Stroud Terminal provides an advantageous rail destination for Western Canadian crude oil given the optionality provided by its connectivity to the Cushing hub and multiple refining centers across the United States. However, as another alternative, during the second quarter of 2023, our board of directors of our general partner approved the potential sale of the Stroud Terminal and we classified it as held for sale in our consolidated balance sheets as of June 30, 2023. We currently expect that a sale of the Stroud Terminal could occur in late 2023. Rail also generally provides a greater ability to preserve the specific quality of a customer’s product relative to pipelines, providing value to a producer or refiner. Although in the long-term we expect that these advantages could result in contract extensions and expansion opportunities across our terminal network, we have not been able to renew or replace contracts that expired in June 2022 and June 2023 and may not be able to renew or replace contracts that are expiring in January 2024. This will make it challenging for us to renew, extend or replace our amended Credit Agreement that expires in early November 2023.

Commercial Update
In June 2023, we entered into a three-month rail-to-truck terminalling services agreement with a new third-party customer at the Stroud Terminal. The short-term agreement includes take-or-pay provisions with a minimum volume commitment. The customer is entering into the agreement as a trial period to test the Stroud Terminal as a destination for its waxy crude oil production out of the Uinta Basin. If the testing period is successful, it is expected that a longer-term terminalling services agreement could be executed with the customer. The trial period commenced in August 2023.
Continued Listing Standard Notice from New York Stock Exchange
On July 26, 2023, we received a notice from the New York Stock Exchange, or NYSE, that we are not in compliance with the continued listing criteria under Section 802.01C of the NYSE’s Listed Company Manual, or Section 802.01C, because the average closing price of our common units was less than $1.00 over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we have six months from the date of the receipt of the non-compliance notice to cure the deficiency and regain compliance by having a closing price of at least $1.00 per unit on the last trading day of any calendar month during the six-month cure period and an average closing unit price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or by meeting such standards on the last trading day of the cure period. The notification has no immediate effect on the listing of our common units on the NYSE.
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

Fleet Services
We provide one of our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons by rail on take-or-pay terms under a master fleet services agreement. We do not own any railcars. We extended our master fleet services agreement through December 31, 2023. As of June 30, 2023, our railcar fleet consisted of 200 railcars, which we lease from a railcar manufacturer, all of which are coiled and insulated, or C&I, railcars. The weighted average remaining contract life on our railcar fleet is six months as of June 30, 2023.
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
The following table sets forth a reconciliation of “Net cash (used in) provided by operating activities,” the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Reconciliation of Net cash provided by (used in) operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by (used in) operating activities	$(1,306)	$6,215	$(1,888)	$15,448
Add (deduct):
Amortization of deferred financing costs	(340)	(272)	(658)	(628)
Deferred income taxes	4	311	(1)	114
Changes in accounts receivable and other assets	(722)	(1,652)	(1,119)	612
Changes in accounts payable and accrued expenses	2,282	2,462	623	(2,323)
Changes in deferred revenue and other liabilities	2,990	2,645	6,698	4,678
Interest expense, net	4,399	2,092	8,807	3,593
Provision for (benefit from) income taxes	96	(21)	(176)	459
Foreign currency transaction loss (1)	48	143	102	1,790
Non-cash deferred amounts (2)	(1,651)	(329)	(3,302)	(1,886)
Adjusted EBITDA attributable to Hardisty South entities prior to acquisition (3)	—	—	—	(258)
Adjusted EBITDA	5,800	11,594	9,086	21,599
Add (deduct):
Cash paid for income taxes, net (4)	(375)	(147)	(1,196)	(680)
Cash paid for interest	(4,307)	(1,185)	(8,406)	(2,360)
Maintenance capital expenditures	—	(50)	—	(50)
Cash paid for interest attributable to Hardisty South entities prior to acquisition (5)	—	—	—	59
Distributable cash flow	$1,118	$10,212	$(516)	$18,568

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
(3)    Adjusted EBITDA attributable to the Hardisty South entities for the three months ended March 31, 2022 was excluded from our Adjusted EBITDA, as these amounts were generated by the Hardisty South entities prior to our acquisition and therefore, they were not amounts that could be distributed to our unitholders. Refer to the table provided below for a reconciliation of “Net cash provided by operating activities” to Adjusted EBITDA for the Hardisty South entities prior to acquisition.

(4)    Includes the net effect of tax refunds of $11 thousand received in the second quarter of 2023 associated with prior period Canadian taxes and $84 thousand received in the second quarter of 2022 associated with carrying back U.S. net operating losses incurred during 2020 and prior periods allowed for by the provisions of the CARES Act.
(5)    Cash payments made for interest of $59 thousand attributable to the Hardisty South entities for the three months ended March 31, 2022 was excluded from our DCF calculations, as these amounts were generated by the Hardisty South entities prior to our acquisition.
Adjusted EBITDA and DCF presented above for the three and six months ended June 30, 2022 includes the impact of $2.6 million and $3.1 million of expenses incurred during the period associated with our drop down acquisition of the Hardisty South Terminal assets from our Sponsor, respectively, and for the six months ended June 30, 2023 includes expenses incurred of $1.9 million associated with the divestiture of our Casper Terminal. We did not incur any additional expenses associated with the divestiture of our Casper Terminal during the three months ended June 30, 2023. Refer to Part I. Item 1. Financial Statements, Note 3. Acquisition and Dispositions of this Quarterly Report for more information.
The following table sets forth a reconciliation of “Net cash used in operating activities,” the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA attributable to the Hardisty South entities prior to our acquisition of the entities:

Three Months Ended March 31, 2022
(in thousands)
Reconciliation of Net cash used in operating activities to Adjusted EBITDA:
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

General Trends and Outlook
We expect our business to continue to be affected by the key trends and recent developments discussed in Item 7. Management’s Discussion and Analysis of Financial Condition — Factors that May Impact Future Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and as discussed in Overview and Recent Developments — Recent Developments. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results. The unprecedented nature of the COVID-19 pandemic, as well as the ongoing situation in Ukraine and their impact on world economic conditions, along with inflationary pressures, instability in certain financial institutions and the volatility in the oil and natural gas markets, have created increased uncertainty with respect to future conditions and our ability to accurately predict future results.
Conversion to DRU Solution
The successful completion of USD’s Hardisty DRU project enhanced the sustainability and quality of our cash flows by significantly increasing the average tenor of a portion of the Terminal Services Agreements at our Hardisty Terminal to 10-year agreements. We are focused on converting the Hardisty Terminal’s available capacity from transloading dilbit to the longer-term sustainable DRUbit™ by Rail™ program.
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
Hardisty and Stroud Terminals Customer Contract Renewals and Expirations
In early April 2022, we completed the acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG. The new combined Hardisty Terminal, which includes our legacy Hardisty Terminal and the newly acquired Hardisty South Terminal, now has the designed takeaway capacity of three and one-half unit trains per day, or approximately 262,500 barrels per day. Currently approximately 31% of the combined Hardisty Terminal’s capacity is contracted and generating revenue. Contracts representing approximately 26% of capacity expired in June 2022, and 23% expired June 30, 2023. Contracts representing approximately 14% of the capacity are expiring January 31, 2024, and the remaining 17% is expiring in mid-2031.
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
Hardisty and Stroud Contract Expirations
As discussed above, at the end of June 2022, contracts representing approximately 26% of the combined Hardisty Terminal’s capacity and the remaining contracted capacity at the Stroud Terminal expired. This expired contracted capacity at the combined Hardisty and Stroud Terminals represented approximately $24.7 million of our terminalling services revenues for the year ended December 31, 2022, which represented approximately 23% of terminalling services revenues for that period.
At the end of June 2023, contracts representing approximately 23% of the combined Hardisty Terminal’s capacity expired. These contracts represented approximately $8.6 million and $17.2 million of our terminalling services revenues for the three and six months ended June 30, 2023, respectively, which represented approximately 45% and 43% of terminalling services revenue for the periods, respectively.
Management is focused on replacing the agreements that have expired or are set to expire at the Hardisty and Stroud Terminals with new, multi-year take or pay commitments and is actively engaging with current and new customers. We have not been able to renew and extend or replace the agreements that expired at the end of the second quarter of 2022 or at the end of the second quarter of 2023. We believe it will be challenging to replace such contracts during the second half of 2023 and to renew the Hardisty contract expiring in January 2024. However, management believes that there is a potential opportunity to enter into shorter term agreements at the Hardisty Terminal with customers in late 2023.
Additionally, management is marketing terminalling services at the Stroud Terminal to potential customers that may be in need of access to the numerous markets connected to the Cushing oil hub, and management believes that we will have the potential opportunity to increase utilization at the terminal sometime by the end of 2023. In June 2023, we entered into a three-month rail-to-truck terminalling services agreement with a new third-party customer at the Stroud Terminal. The short-term agreement includes take-or-pay provisions with a minimum volume commitment. The customer is entering into the agreement as a trial period to test the Stroud Terminal as a destination for its waxy crude oil production out of the Uinta Basin. If the testing period is successful, it is expected that a longer-term terminalling services agreement could be executed with the customer. The trial period commenced in August 2023. Also, as another alternative, during the second quarter of 2023, our board of directors of our general partner approved the sale of the Stroud Terminal and we classified it has held for sale in our consolidated balance sheet. We currently expect that a sale of the Stroud Terminal could occur in late 2023.

The timing of any renewals or replacements, as well as the expected contracted rates are uncertain and difficult to predict, if such renewals or replacements occur at all. If and to the extent we continue to be unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals or experience continued delays in doing so, our revenue, cash flows from operating activities and Adjusted EBITDA will continue to be materially adversely impacted. This has adversely impacted and is expected to continue to adversely impact our ability to make distributions to our unitholders, and on August 8, 2023, the board of directors of our general partner determined to continue the suspension of our quarterly cash distributions to include the current quarter ended June 30, 2023. Additionally, continued delays to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals will adversely impact our ability to comply with financial covenants in our Credit Agreement and, as discussed below, we do not expect that we will be able to remain in compliance with the total leverage ratio and interest coverage covenants in the Credit Agreement for the third quarter of 2023. Refer to the discussion in Liquidity and Capital Resources below for further information. Refer to Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and Part I. Item 1A. in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for further discussion of certain risks relating to our customer contract renewals.
Potential Impact of Hardisty and West Colton Deficiency Credit Usage by Our Customers
As previously discussed, customers of our Hardisty and West Colton Terminals are obligated to pay a minimum monthly commitment fee for the capacity to load an allotted number of unit trains, representing a specified number of barrels per month. If a customer loads fewer unit trains than its allotted amount in any given month, that customer will receive a credit for up to 12 months, also referred to as a deficiency credit. This credit may be used to offset fees on throughput volumes in excess of the customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. Additionally, we could incur incremental costs associated with loading the additional trains for our customers if they have and use their accrued deficiency credits, but such costs are not expected to be material. Based on current circumstances and conversations with our customers, as of June 30, 2023, we had no deferred revenues associated with the expected future usage of deficiency credits. As of December 31, 2022, we deferred revenues of $0.4 million that were associated with the expected usage of the deficiency credits during 2023.
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
In addition, there is uncertainty in our ability to remain in compliance with the covenants contained in our amended Credit Agreement for a period of 12 months after the date these financial statements were issued. Although we continue to focus on renewing, extending or replacing expired or expiring customer agreements at the Hardisty and Stroud Terminals, based on our current expectations regarding timing of any renewals, extensions or replacement of such agreements and the related pricing environment, we currently do not expect that we will be able to remain in compliance with the total leverage ratio and interest coverage covenants in the Credit Agreement for the third quarter of 2023. If we fail to comply with such covenants in the Credit Agreement, we would be in default under the terms of the Credit Agreement, which would entitle our lenders to declare all outstanding indebtedness thereunder to be immediately due and payable. We are currently not projected to have sufficient cash on hand or available liquidity to repay the Credit Agreement should the lenders not agree to a forbearance or provide a further waiver or amendment and declare all outstanding indebtedness thereunder to be immediately due and payable. In August 2023, we entered into an amendment to our Credit Agreement, pursuant to which, among other things, the lenders have agreed to forbear through and including October 10, 2023, from exercising any rights or remedies arising from certain defaults or events of default asserted by the Administrative Agent, which we disputed, or certain prospective defaults or events of default under the Credit Agreement and other loan documents arising from, among other things, any failure to disclose certain events that give or may give rise to a Material Adverse Effect, as defined in the Credit Agreement. On October 10, 2023, or upon the earlier termination of the forbearance under the Amendment, the Borrowers will be deemed to have waived any defenses to the defaults or events of defaults asserted by the Administrative Agent. Refer to Liquidity and Capital Resources — Credit Agreement Amendment for more information.
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
Due to the substantial doubt about our ability to continue as a going concern discussed above, as of June 30, 2023, we have recorded a valuation allowance against our deferred tax asset that is associated with our Canadian entities. The consolidated financial statements contained herein do not include any other adjustments that might result from the outcome of this uncertainty, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.
Refer to Part I. Item 1A. in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part II. Item 1A.Risk Factors in this Report for a discussion of risks associated with a default under our Credit Agreement.
Liquidity Position
Our Credit Agreement, under which we had $195.9 million outstanding as of July 28, 2023, expires in early November 2023. We had unrestricted cash and cash equivalents of approximately $9.2 million as of July 28, 2023. If we are unable to renew or replace the revenue from customer contracts expiring in June 2023, our liquidity position will become more challenged in the second half of 2023. In light of these factors, our board of directors has approved the engagement of financial advisors and counsel to assist with evaluating and pursuing strategic options and financing sources for the Partnership. We are actively pursuing these strategic options. Our board of directors also continued the suspension of our cash distribution policy to include the current quarter ended June 30, 2023. In August 2023, we amended our Credit Agreement as further discussed under Liquidity and Capital Resources — Credit Agreement Amendment.
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
Casper Terminal Impairment and Disposition
In September 2022, we determined that recurring periods where cash flow projections were not met due to adverse market conditions at our Casper Terminal was an event that required us to evaluate our Casper Terminal asset group for impairment. Accordingly, we measured the fair value of our Casper terminal asset group. As a result of the impairment analysis, we determined that the carrying value of the Casper Terminal asset group exceeded the fair value of the Casper terminal as of September 30, 2022, the date of our evaluation and recognized an impairment loss of $71.6 million. In January 2023, we deemed these assets as held for sale and, on March 31, 2023, we sold our Casper Terminal to a third party. See Note 3. Acquisitions and Dispositions for a more comprehensive discussion of the sale of our Casper Terminal.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to aid in resource allocation decisions and to assess operational performance.
The following table summarizes our operating results by business segment and corporate charges for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating income
Terminalling services	$7,753	$10,713	$14,686	$19,449
Fleet services	55	207	106	368
Corporate and other	(3,387)	(5,712)	(2,357)	(9,614)
Total operating income	4,421	5,208	12,435	10,203
Interest expense	4,479	2,097	8,920	3,599
Gain associated with derivative instruments	(4,755)	(812)	(2,905)	(6,896)
Foreign currency transaction loss	48	143	102	1,790
Other income, net	(82)	(4)	(116)	(27)
Provision for (benefit from) income taxes	96	(21)	(176)	459
Net income	$4,635	$3,805	$6,610	$11,278
Summary Analysis of Operating Results
Changes in our operating results for the three and six months ended June 30, 2023, as compared with our operating results for the three and six months ended June 30, 2022, were primarily driven by:
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
–lower selling, general and administrative expenses at the Hardisty South Terminal associated with lower service fees that were paid to our Sponsor for the periods prior to our acquisition of the assets, as discussed in more detail below; and
–lower depreciation and amortization expense associated with a decrease in the carrying value of the assets at our Casper terminal due to an impairment that was recognized in September 2022 coupled with the discontinuation of depreciation and amortization for our Casper Terminal as the assets were classified as held for sale in January and then sold in March 2023.
•lower non-cash gain year-to-date on our interest rate derivatives associated with decreases in the fair value of our interest rate derivatives resulting from decreases in the interest rate index upon which the derivative values are based in 2023 as compared to a gain in 2022;
•lower corporate selling, general and administrative expense primarily due to transaction costs incurred during the first half of 2022 related to our Hardisty South acquisition with no similar occurrence for the same period in

2023, partially offset by costs related to our divestiture of the Casper terminal in the current year as discussed in more detail below; and
•an increase in corporate interest expense primarily due to higher interest rates.
A comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS — BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenues
Terminalling services	$19,096	$32,366	$39,549	$66,844
Freight and other reimbursables	—	163	305	260
Total revenues	19,096	32,529	39,854	67,104
Operating costs
Subcontracted rail services	2,323	3,604	5,608	7,595
Pipeline fees	5,834	8,389	11,307	16,890
Freight and other reimbursables	—	163	305	260
Operating and maintenance	717	2,245	2,183	4,869
Selling, general and administrative	746	1,650	2,136	6,437
Depreciation and amortization	1,723	5,765	3,629	11,604
Total operating costs	11,343	21,816	25,168	47,655
Operating income	7,753	10,713	14,686	19,449
Interest expense	4	1	4	118
Foreign currency transaction loss	20	41	43	1,739
Other income, net	(58)	(1)	(90)	(24)
Provision for (benefit from) income taxes	124	(5)	(154)	411
Net income	$7,663	$10,677	$14,883	$17,205
Average daily terminal throughput (bpd)	40,994	77,112	48,164	80,599
Three months ended June 30, 2023, compared with the three months ended June 30, 2022
Terminalling Services Revenue
Revenue generated by our Terminalling services segment decreased $13.4 million to $19.1 million for the three months ended June 30, 2023, as compared with $32.5 million for the three months ended June 30, 2022. This decrease was primarily due to lower revenues at our combined Hardisty Terminal due to a reduction in contracted capacity at our combined Hardisty terminal that was effective July 1, 2022, as discussed above in General Trends and Outlook. Revenue was also lower at our Stroud Terminal due to the conclusion of our sole customer contract that was also effective July 1, 2022, as discussed above in Factors Affecting the Comparability of our Financial Results. In addition, we had a decrease in revenue due to the sale of our Casper Terminal that occurred at the end of the first quarter of 2023.
Our average daily terminal throughput decreased 36,118 bpd to 40,994 bpd for the three months ended June 30, 2023, as compared with 77,112 bpd for the three months ended June 30, 2022. Our throughput volumes decreased primarily due to a decrease in throughput volumes at our Hardisty Terminal volumes resulting from a reduction in the contracted capacity at our terminals effective July 1, 2022, as discussed above. Additionally, our volumes decreased at our Stroud Terminal resulting from the previously discussed conclusion of our sole customer contract effective July 1, 2022, which also lead to an additional decrease in volumes at our combined Hardisty

Terminal, as it is the origination terminal for volumes delivered to our Stroud Terminal. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services.
Our terminalling services revenue for the three months ended June 30, 2023, would have been $0.6 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended June 30, 2023, was the same as the average exchange rate for the three months ended June 30, 2022. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7446 for the three months ended June 30, 2023 as compared with 0.7837 for the three months ended June 30, 2022.
Operating Costs
The operating costs of our Terminalling services segment decreased $10.5 million to $11.3 million for the three months ended June 30, 2023, as compared with $21.8 million for the three months ended June 30, 2022. The decrease was primarily attributable to lower subcontracted rail service costs, pipeline fees, operating and maintenance expenses, selling, general, and administrative expenses and depreciation and amortization.
Our terminalling services operating costs for the three months ended June 30, 2023, would have been $0.5 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended June 30, 2023, was the same as the average exchange rate for the three months ended June 30, 2022.
Subcontracted rail services. Our costs for subcontracted rail services decreased $1.3 million to $2.3 million for the three months ended June 30, 2023, as compared with $3.6 million for the three months ended June 30, 2022, primarily due to decreased throughput at our terminals as discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our combined Hardisty Terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our combined Hardisty Terminal less direct operating costs. Our pipeline fees decreased $2.6 million to $5.8 million for the three months ended June 30, 2023 as compared with $8.4 million for the three months ended June 30, 2022, primarily due to lower revenues at the combined Hardisty Terminal as discussed above.
Operating and maintenance. Operating and maintenance expense decreased $1.5 million to $0.7 million for the three months ended June 30, 2023, as compared with $2.2 million for the three months ended June 30, 2022. The decrease is primarily due to lower costs incurred associated with our Stroud and combined Hardisty Terminals primarily resulting from the decreased throughput at the terminals, as previously discussed. In addition, we had a decrease in operating and maintenance expenses due to the sale of our Casper Terminal that occurred at the end the first quarter of 2023.
Selling, general and administrative. Selling, general and administrative expense decreased $0.9 million to $0.7 million for the three months ended June 30, 2023, as compared with the three months ended June 30, 2022. The decrease is primarily attributable to the sale of our Casper Terminal that occurred at the end of the first quarter of 2023.
Depreciation and amortization. Depreciation and amortization expense decreased $4.0 million to $1.7 million for the three months ended June 30, 2023, as compared with the three months ended June 30, 2022. This decrease is associated primarily with the decrease in the carrying value of our intangible assets coupled with a decrease in the carrying value of the assets at the Casper Terminal due to the impairment that was recognized in September 2022. In addition, we discontinued the depreciation and amortization of our Casper Terminal assets for the current quarter as the assets were sold on March 31, 2023.

Six months ended June 30, 2023, compared with the six months ended June 30, 2022
Terminalling Services Revenue
Revenue generated by our Terminalling services segment decreased $27.3 million to $39.9 million for the six months ended June 30, 2023, as compared with the six months ended June 30, 2022. This decrease was primarily lower due to a reduction in contracted capacity at our combined Hardisty Terminal that was effective July 1, 2022, as discussed above in General Trends and Outlook. Revenues were also lower at our Hardisty Terminal due to an unfavorable variance in the Canadian exchange rate on our Canadian-dollar denominated contracts to date during 2023 as compared to the same period in 2022, discussed in more detail below. Revenue was also lower at our Stroud Terminal due to the conclusion of our sole customer contract that was effective July 1, 2022, as discussed above in Factors Affecting the Comparability of our Financial Results. In addition, we recognized deferred revenues at our Stroud Terminal that were previously deferred in 2022 associated with the make-up right options we granted to our customers with no similar occurrence in the current year.
Our average daily terminal throughput decreased 32,435 bpd to 48,164 bpd for the six months ended June 30, 2023, as compared with 80,599 bpd for the six months ended June 30, 2022. Our throughput volumes decreased primarily due to a decrease in throughput volumes at our Hardisty Terminal volumes resulting from a reduction in the contracted capacity at our terminals effective July 1, 2022, Additionally, our volumes decreased at our Stroud Terminal due to the previously discussed conclusion of our sole customer contract effective July 1, 2022, which also lead to a decrease in volumes at our combined Hardisty Terminal, as it is the origination terminal for volumes delivered to our Stroud Terminal. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from customers, which are recognized as revenues as we provide terminalling services.
Our terminalling services revenue for the six months ended June 30, 2023, would have been $1.4 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the six months ended June 30, 2023, was the same as the average exchange rate for the six months ended June 30, 2022. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7421 for the six months ended June 30, 2023 as compared with 0.7865 for the six months ended June 30, 2022.
Operating Costs
The operating costs of our Terminalling services segment decreased $22.5 million to $25.2 million for the six months ended June 30, 2023, as compared with $47.7 million for the six months ended June 30, 2022. The decrease was primarily attributable to lower subcontracted rail services costs, pipeline fees, operating and maintenance expenses, selling, general and administrative expenses and depreciation and amortization for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Our terminalling services operating costs for the six months ended June 30, 2023, would have been $1.2 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the six months ended June 30, 2023, was the same as the average exchange rate for the six months ended June 30, 2022.
Subcontracted rail services. Our costs for subcontracted rail services decreased $2.0 million to $5.6 million for the six months ended June 30, 2023, as compared with $7.6 million for the six months ended June 30, 2022, primarily due to decreased throughput at our terminals as discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty Terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our Hardisty and Hardisty South terminals less direct operating costs. Our pipeline fee decreased $5.6 million to $11.3 million for the six months ended June 30, 2023 as compared with $16.9 million for the six months ended June 30, 2022, primarily due to lower revenues at our combined Hardisty Terminal as discussed above.

Operating and maintenance. Operating and maintenance expense decreased $2.7 million to $2.2 million for the six months ended June 30, 2023, as compared with $4.9 million for the six months ended June 30, 2022. The decrease is primarily due to lower costs incurred associated with the Stroud and combined Hardisty Terminals primarily resulting from decreased throughput at the terminals, as previously discussed. In addition, we had a decrease in operating and maintenance expenses due to the sale of the Casper Terminal in the first quarter of 2023.
Selling, general and administrative. Selling, general and administrative expense decreased $4.3 million to $2.1 million for the six months ended June 30, 2023, as compared with $6.4 million for the six months ended June 30, 2022. The decrease is primarily attributable to lower costs at the Hardisty South Terminal associated with services fees paid to our Sponsor in the first     quarter of 2022. Prior to our acquisition of the Hardisty South entities, USD and the Hardisty South entities entered into a services agreement for the provision of services related to the management and operation of transloading assets. Services provided consisted of financial and administrative, information technology, legal, management, human resources, and tax, among other services. Upon our acquisition of the entities effective April 1, 2022, this services agreement was canceled and a similar agreement was established with us. This results in the service fee income being allocated to us, and therefore offsetting the expense in the Hardisty South Terminal entity subsequent to the acquisition date of April 1, 2022. Refer to Part I. Item 1. Financial Statements, Note 12. Transactions with Related Party of this Quarterly Report for more information. In addition, selling, general and administrative expenses decreased due to the sale of our Casper Terminal that occurred at the end of the first quarter of 2023.
Depreciation and amortization. Depreciation and amortization expense decreased $8.0 million to $3.6 million for the six months ended June 30, 2023, as compared with $11.6 million for the six months ended June 30, 2022. This decrease is associated primarily with the decrease in carrying value of the assets at the Casper Terminal due to the impairment that was recognized in September 2022. In addition, we discontinued the depreciation and amortization of our Casper Terminal assets for the current year as the assets were classified as held for sale in January 2023 and sold on March 31, 2023.
Other Expenses (Income)
Interest Expense. Interest expense decreased $114 thousand for the six months ended June 30, 2023, as compared with the six months ended June 30, 2022. Prior to our acquisition, the Hardisty South entities had a Construction Loan Agreement which was assumed in March 2022 by a related party subsidiary of our Sponsor. The decrease in interest expense associated with the Hardisty South Construction Loan Agreement is due to no outstanding balance during 2023 as compared to a balance during most of the first quarter of 2022.

FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenues
Fleet leases	$287	$913	$570	$1,825
Fleet services	86	299	171	598
Freight and other reimbursables	2	—	2	—
Total revenues	375	1,212	743	2,423
Operating costs
Freight and other reimbursables	2	—	2	—
Operating and maintenance	298	972	593	1,965
Selling, general and administrative	20	33	42	90
Total operating costs	320	1,005	637	2,055
Operating income	55	207	106	368
Foreign currency transaction loss	4	1	4	1
Other income, net	—	(2)	—	(2)
Provision for (benefit from) income taxes	(28)	(16)	(22)	48
Net income	$79	$224	$124	$321
Three months ended June 30, 2023, compared with the three months ended June 30, 2022
Operating Results
Revenues generated by our Fleet services segment decreased by $0.8 million to $0.4 million for the three months ended June 30, 2023, as compared with $1.2 million for the three months ended June 30, 2022. This revenue decrease was primarily due to a master fleet service agreement that was renewed and extended in the fourth quarter of 2022 at a reduced market rate compared to the prior year, while the volume of rail cars remained constant throughout the same period.
Operating and maintenance expenses decreased $0.7 million to $0.3 million for the three months ended June 30, 2023, as compared with $1.0 million for the three months ended June 30, 2022. The decrease is primarily due to lower rent costs negotiated with the renewed and extended master fleet service agreement referenced above.
Six months ended June 30, 2023, compared with the six months ended June 30, 2022
The results for our Fleet services segment for the six months ended June 30, 2023, as compared to the same period in 2022, changed for the same reasons as noted in the three month analysis above.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating costs
Selling, general and administrative	$3,387	$5,712	$8,559	$9,614
Gain on sale of business	—	—	(6,202)	—
Operating loss	(3,387)	(5,712)	(2,357)	(9,614)
Interest expense	4,475	2,096	8,916	3,481
Gain associated with derivative instruments	(4,755)	(812)	(2,905)	(6,896)
Foreign currency transaction loss	24	101	55	50
Other income, net	(24)	(1)	(26)	(1)
Net loss	$(3,107)	$(7,096)	$(8,397)	$(6,248)
Three months ended June 30, 2023, compared with the three months ended June 30, 2022
Costs associated with our corporate activities decreased $4.0 million to $3.1 million for the three months ended June 30, 2023, as compared to $7.1 million for the three months ended June 30, 2022.
Our corporate selling, general and administrative expenses decreased $2.3 million to $3.4 million for the three months ended June 30, 2023, compared with $5.7 million for the three months ended June 30, 2022. The decrease is primarily due to expenses incurred in the second quarter of 2022 associated with the Hardisty South acquisition, with no acquisition expense incurred in 2023, partially offset by legal costs incurred in connection with an internal corporate jurisdictional reorganization in the second quarter of 2023.
Interest expense costs increased $2.4 million to $4.5 million for the three months ended June 30, 2023, as compared with $2.1 million for the same period in 2022. The primary factor driving the increase in interest expense was an increase in interest rates during the period as compared to the same period in 2022. In addition, we had a non-cash gain of $4.8 million recognized on our interest rate derivatives for the three months ended June 30, 2023, as compared to a non-cash gain of $0.8 million for the same period in 2022.
Six months ended June 30, 2023, compared with the six months ended June 30, 2022
Costs associated with our corporate activities increased $2.2 million to $8.4 million for the six months ended June 30, 2023, as compared to $6.2 million for the six months ended June 30, 2022.

Our corporate selling, general and administrative expenses decreased $1.0 million to $8.6 million for the six months ended June 30, 2023, as compared with $9.6 million for the six months ended June 30, 2022. The decrease is primarily due to transaction costs incurred in 2022 associated with the Hardisty South acquisition, with no acquisition expenses incurred in 2023, partially offset by expenses incurred during the six months ended June 30, 2023 related to the divestiture of our Casper Terminal and legal costs incurred in connection with an internal corporate jurisdictional reorganization. Our results for the first six months of 2023 also included a gain on sale of business of $6.2 million associated with our sale of the Casper Terminal, with no occurrence in 2022. Refer to Part I. Item 1. Financial Statements, Note 3. Acquisitions and Dispositions of this Quarterly Report for more information.

Interest expense costs increased $5.4 million to $8.9 million for the six months ended June 30, 2023, as compared with $3.5 million for the same period in 2022. The primary factor driving the increase in interest expense was an increase in interest rates during the period as compared to the same period in 2022. In addition, we recognized a lower non-cash gain in our interest rate derivatives of $2.9 million for the six months ended June 30, 2023, as compared to a non-cash gain of $6.9 million for the same period in 2022.

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
Liquidity Sources and Available Liquidity
We have historically expected our sources of liquidity to include borrowings under our Credit Agreement, issuances of debt securities and additional partnership interests as well as cash generated from our operating activities. If we are able to refinance and/or extend the maturity of our Credit Agreement and recontract the capacity subject to expired and expiring contracts, then we believe that cash generated from these sources will be sufficient to meet our ongoing working capital and capital expenditure requirements for the next 12 months following the filing of this Report. If we are not able to refinance or extend the maturity of our Credit Agreement, or we fail to recontract the capacity subject to expired contracts, then, as discussed below, there is substantial doubt about our ability to continue as a going concern, and we would not expect to have liquidity sufficient to meet our ongoing working capital and capital expenditure requirements for the next 12 months following the filing of this Report.
Our Credit Agreement, under which we had $195.9 million outstanding as of July 28, 2023, expires in early November 2023. We had unrestricted cash and cash equivalents of approximately $9.2 million as of July 28, 2023. Thus far, we have been unable to renew or replace the revenue from customer contracts that expired in June 2022 and June 2023, which is expected to make our liquidity position more challenged in the second half of 2023 to the extent we continue to face challenges renewing or replacing such contracts. In light of these factors, our board of directors has approved the engagement of financial advisors and counsel to assist with evaluating and pursuing strategic options and financing sources for the Partnership. Our board of directors also continued with suspension of our cash distribution policy to include the current quarter ended June 30, 2023. In August 2023, we amended our Credit Agreement as further discussed under Liquidity and Capital Resources — Credit Agreement Amendment.
We do not currently expect to be in compliance with the total leverage ratio and interest coverage covenants under our Credit Agreement for the third quarter of 2023, in which case the lenders under the Credit Agreement can accelerate and all borrowings outstanding under the Credit Agreement would become due and payable. For information regarding our Credit Agreement see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part I. Item 1. Financial Statements, Note 10. Debt of this Quarterly Report and Credit Agreement Amendment below.
Credit Agreement Amendment
On August 8, 2023 we entered into an amendment, or the Amendment, to our existing revolving credit agreement, dated as of November 2, 2018, as so amended and as previously amended, the Credit Agreement, with the lenders party thereto and Bank of Montreal, as administrative agent, or the Administrative Agent.
Pursuant to the Amendment, subject to certain terms and conditions, the lenders have agreed to forbear through and including October 10, 2023, from exercising any rights or remedies arising from certain defaults or events of default asserted by the Administrative Agent, which we disputed, or certain prospective defaults or events of default under the Credit Agreement and other loan documents arising from, among other things, any failure to disclose certain events that give or may give rise to a Material Adverse Effect. Upon any occurrence of events of default under the Credit Agreement other than those that are the subject of the Amendment or the failure by the Borrowers to perform under the terms of the Amendment, the forbearance under the Amendment may be terminated earlier than October 10, 2023. On October 10, 2023, or upon the earlier termination of the forbearance under the

Amendment, the Borrowers will be deemed to have waived any defenses to the defaults or events of default asserted by the Administrative Agent.
Pursuant to the Amendment, among other things, we agreed that we will not make any additional requests for new borrowings or letters of credit, or convert outstanding loans from one type to another, in each case under the Credit Agreement. In addition, among other things, the Amendment requires us to provide additional financial and operational reporting to the Administrative Agent and the lenders, and further restricts the ability for us, without the consent of the Administrative Agent and lenders holding at least a majority of outstanding loans under the Credit Agreement, to incur additional indebtedness, to make additional investments or restricted payments, to sell additional assets or to incur growth capital expenditures. In addition, unless otherwise agreed by the Administrative Agent and lenders holding at least a majority of outstanding loans under the Credit Agreement, we are required to apply 100% of the net cash proceeds from any asset sales to repay borrowings outstanding under the Credit Agreement.
We intend to continue to work constructively with our lenders and other potential capital providers to refinance, extend or replace our Credit Agreement on or prior to October 10, 2023. However, we cannot make assurances that we will be successful in these efforts, or that any refinancing, extension or replacement would be on terms favorable to us. Moreover, our ability to refinance our outstanding indebtedness under, or extend the maturity date of, our Credit Agreement is expected to be negatively impacted to the extent we are unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals or experience further prolonged delays in doing so.
The above description of the terms of the Amendment does not purport to be complete and is qualified in its entirety by the full text of the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
Going Concern
Refer to General Trends and Outlook - Going Concern above for discussion on our ability to continue as a going concern, as of the date of this report.
The following table presents our available liquidity as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents (1)	$10.3	$2.5
Aggregate borrowing capacity under the Credit Agreement	275.0	275.0
Less: Amounts outstanding under Credit Agreement	195.9	215.0
Available liquidity based on Credit Agreement capacity	$89.4	$62.5
Available liquidity based on Credit Agreement covenants (2)	$12.0	$55.5

(1)    Excludes amounts that are restricted pursuant to our collaborative agreement with Gibson and amounts restricted that were associated with the divestiture of our Casper Terminal. Refer to Part I. Item 1. Financial Statements, Note 6. Restricted Cash of this Quarterly Report for more information.
(2)    Pursuant to the terms of our amended Credit Agreement, as discussed in Part I. Item 1. Financial Statements, Note 10. Debt of this Quarterly Report, our borrowing capacity is limited to 5.5 times (5.0 times at December 31, 2022 ) our trailing 12-month consolidated EBITDA, which equates to $1.7 million and $53.0 million of borrowing capacity available based on our covenants at June 30, 2023 and December 31, 2022, respectively.
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

Cash Flows
The following table and discussion summarize the cash flows associated with our operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(1,888)	$15,448
Investing activities	32,220	(75,288)
Financing activities	(22,128)	54,346
Effect of exchange rates on cash	90	1,057
Net change in cash, cash equivalents and restricted cash	$8,294	$(4,437)
Operating Activities
We had net cash used in operating activities of $1.9 million for the six months ended June 30, 2023, as compared with net cash provided by operating activities of $15.4 million for the six months ended June 30, 2022. The decrease in cash from operating activities is primarily attributable to the changes in cash flow derived from our operating results as discussed above in Results of Operations. The net change in net cash provided by operating activities was also impacted by the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.
Investing Activities
Net cash provided by investing activities increased to $32.2 million for the six months ended June 30, 2023 as compared to a cash use of $75.3 million for the six months ended June 30, 2022. The amounts provided by investing activities in 2023 is primarily due to the net proceeds received in the first quarter of 2023 from the divestiture of our Casper Terminal that occurred in March 2023. The amounts used in investing activities for 2022 is primarily due to the acquisition of Hardisty South Terminal from USD, which included a cash payment of $75 million. Refer to Part I. Item 1. Financial Statements, Note 3. Acquisition and Dispositions of this Quarterly Report for more information.
Financing Activities
Net cash used by financing activities decreased to $22.1 million for the six months ended June 30, 2023 as compared with net cash provided by financing activities of $54.3 million for the six months ended June 30, 2022. Our payments on our long-term debt increased $6.7 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Additionally, there were proceeds from our long-term debt of $75.0 million in the six months ended June 30, 2022 used for the acquisition of Hardisty South compared with no borrowings in the same period of 2023. There was also a significant decrease in cash paid for distributions and a decrease in cash paid for participant withholding taxes associated with vested Phantom Units during the six months ended June 30, 2023, as compared to the same period in 2022.
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
Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital expenditures, or investment capital expenditures. Although we have not experienced significant maintenance capital expenditures in prior years, as the age and usage of our assets increase, we expect that costs we incur to maintain them in compliance with sound business practice, our contractual relationships and applicable regulatory requirements will likely increase. Some of these costs will be characterized as maintenance capital expenditures. We incurred no maintenance capital expenditures during the six months ended June 30, 2023. Our total expansion capital expenditures for the six months ended June 30, 2023 was $0.4 million.
Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating and investing needs. During the six months ended June 30, 2023, we received no proceeds from borrowings and made $19.1 million repayments on our Credit Agreement.
Refer to Part I. Item 1. Financial Statements, Note 10. Debt of this Quarterly Report for more information.
Distributions
Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we do not have a legal obligation to distribute any particular amount per common unit.
On August 8, 2023, the board of directors of our general partner determined to continue the suspension of our quarterly cash distribution, effective for the quarter ended June 30, 2023 and utilize free cash flow to support our operations and to potentially pay down debt. The Board will continue to evaluate our distribution policy on a quarterly basis and will take into consideration commercial progress, including our ability to renew, extend or replace our customer agreements, our compliance with the covenants under the Credit Agreement and our liquidity position, as well as broader market conditions and the overall performance of our business. There can be no assurance that the reinstatement of distributions will occur in the near term, if at all.
In January 2023, we executed an amendment to our Credit Agreement. Under the Credit Agreement beginning January 31, 2023 and continuing through the current maturity of our Credit Agreement on November 3, 2023, our ability to make distributions, other restricted payments and investments will be more limited than prior to closing the Amendment if our Consolidated Net Leverage Ratio, pro forma for such distribution, other restricted payment or investment, exceeds 4.5x, or our pro forma liquidity is less than $20 million. Although the board of directors of our general partner determined to continue the suspension of our quarterly cash distribution for the quarter ended June 30, 2023, we were not prohibited by the terms of our Credit Agreement from paying a distribution. Refer to Part I. Item 1. Financial Statements, Note 10. Debt of this Quarterly Report for more information.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2022, that have had a material impact on our consolidated financial statements and related notes, other than as discussed below.
Assets Held For Sale
Assets held for sale are initially measured at the lower of the carrying value or fair value less cost to sell. We recognize a loss for any initial adjustment of the carrying amount of the long-lived assets to its fair value less cost to sell in the period the held for sale criteria are met. We assess the fair value less cost to sell in each period that it remains classified as held for sale. Subsequent changes in the long-lived asset’s fair value less cost to sell, increase or decrease, is reported as an adjustment to the carrying value, as long as the adjustment does not exceed the carrying value of the asset at the time it was initially classified as held for sale.
Stroud Terminal
During the second quarter of 2023 our board of directors of our general partner approved the sale of the Stroud Terminal and we classified it has held for sale in our consolidated balance sheets. We currently expect that a sale of the Terminal could occur sometime before the end of the year. The Stroud terminal is included in our Terminalling Services Segment.
As a result of classifying our Stroud Terminal as held for sale, we evaluated the terminal’s fair value. We measured the fair value of our Stroud terminal long-lived assets using an income analysis approach. The critical assumptions used in our analysis include the following:
•no capital expenditures for additional terminalling connectivity;
•incremental volumes expected at our Stroud Terminal of approximately 27,500 bpd on an annual basis for terminalling services;
•a weighted average cost of capital of 22%; and
•a capital structure consisting of approximately 45% debt and 55% equity.
The key assumptions listed above were based upon economic and other operational conditions existing at or prior to the May 31, 2023 valuation date. Our weighted average cost of capital is subject to variability and is dependent upon such factors as changes in benchmark rates of interest established by the Federal Open Market Committee of the Federal Reserve Board and other central banking regulatory authorities, as well as perceptions of risk and market uncertainty regarding our business, industry and those of our peers and our underlying capital structure. Each of the above assumptions are likely to change due to economic uncertainty surrounding global and North American energy markets that are highly correlated with crude oil, natural gas and other energy-related commodity prices and other market factors.
Assumptions we make under the income approach include our projections of future financial performance of the Stroud Terminal, which include our ability to enter into contracts with new customers. To the extent that our assumptions vary from what we experience in the future, our projections of future financial performance underlying the fair value derived from the income approach for the Stroud Terminal could yield results that are significantly different from those projected.
As indicated above, our estimate of fair value for the Stroud Terminal required us to use significant unobservable inputs representative of Level 3 fair value measurements, including assumptions related to the future performance of our Stroud Terminal. During the second quarter of 2023, we completed the fair value analysis and determined that the fair value of the Stroud Terminal exceeded its carrying value at May 31, 2023. A loss would have resulted if our estimate of the fair value of the Stroud Terminal was approximately 55% less than the amount determined. We have not observed any events or circumstances subsequent to our analysis that would suggest the fair value of our Stroud Terminal is below its carrying amount as of June 30, 2023.
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
Item 4.    Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We did not make any changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the ordinary course of our business. Risk factors relating to us are set forth below and under Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The following risk factors are in addition to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022, which could affect our business, financial condition and results of operations. We may be subject to additional risks and uncertainties that we currently consider immaterial or that are unknown to us but may have a material impact on our business, financial condition and results of operations.
Events of default may occur under our Credit Agreement. If an event of default occurs and the lenders under the Credit Agreement accelerate the obligations thereunder, we do not expect to be able to repay the obligations that become immediately due.
Events of default may occur under our Credit Agreement. If an event of default occurs and lenders under our Credit Agreement accelerate the obligations thereunder, we do not expect to be able to repay the obligations that become immediately due and will have severe liquidity restraints. For example, we do not expect that we will be able to remain in compliance with the total leverage ratio and interest coverage covenants in the Credit Agreement for the third quarter of 2023. If we fail to comply with such covenants in the Credit Agreement, we would be in default under the terms of the Credit Agreement, which would entitle our lenders to declare all outstanding indebtedness thereunder to be immediately due and payable. We are currently not projected to have sufficient cash on hand or available liquidity to repay the Credit Agreement should the lenders not agree to a forbearance or provide a further waiver or amendment and declare all outstanding indebtedness thereunder to be immediately due and payable. On August 8, 2023, we entered into an amendment to our Credit Agreement, pursuant to which, among other things, the lenders have agreed to forbear through and including October 10, 2023, from exercising any rights or remedies arising from certain defaults or events of default asserted by the Administrative Agent, which we disputed, or certain prospective defaults or events of default under the Credit Agreement and other loan documents arising from, among other things, any failure to disclose certain events that give or may give rise to a Material Adverse Effect. Pursuant to the Amendment, among other things, we agreed we will not make any additional requests for new borrowings or letters of credit, or convert outstanding loans from one type to another, in each case under the Credit Agreement, which may further impact our liquidity. Refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement Amendment for more information. Upon any occurrence of events of default under the Credit Agreement other than those that are the subject of the Amendment or the failure by us to perform under the terms of the Amendment, the forbearance under the Amendment may be terminated earlier than October 10, 2023. On October 10, 2023, or upon the earlier termination of the forbearance under the Amendment, the Borrowers will be deemed to have waived any defenses to the defaults or events of default asserted by the Administrative Agent. We intend to continue to work constructively with our lenders and other potential capital providers to refinance, extend or replace our Credit Agreement on or prior to October 10, 2023. However, we cannot make assurances that we will be successful in these efforts, or that any refinancing, extension or replacement would be on terms favorable to us.
Our efforts to renew or replace our existing Credit Agreement, including through additional financing sources, and maintain sufficient liquidity may not be successful and we may be required to sell all or a portion of our assets or seek relief under Chapter 11 of the U.S. Bankruptcy Code.
As discussed above under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the board of directors of our general partner has approved the engagement of financial advisors and counsel to assist with evaluating and pursuing strategic options and financing sources for the Partnership, which has further restrained our liquidity position. However, we cannot make assurances that we will be successful in our efforts to renew or replace our expiring Credit Agreement and maintain sufficient liquidity, or that any such renewal or replacement financing would be available on terms favorable to us, if at all. Our ability to renew or replace our Credit Agreement depends upon many factors, including our business performance, our ability to renew, extend or replace expired or expiring customer agreements at the Hardisty and Stroud Terminals, the nature and accuracy of financial projections and the assumptions underlying them, the value and sufficiency of collateral, prospects and creditworthiness, external economic and market conditions and general liquidity in the credit and capital markets. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities and distributions. The terms of any debt securities issued or loan agreements entered into could also impose significant restrictions on our operations and distributions. If we sell additional assets or interests in assets, we would no longer receive any cash flow associated with such assets in the longer term.
If we are unsuccessful in these efforts, it will have a material adverse effect on our business and financial position and we may choose to pursue a filing under Chapter 11 under the U.S. Bankruptcy Code. Seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. For as long as a Chapter 11 proceeding continued, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. Bankruptcy court protection also could make it more difficult to retain management and other key personnel necessary to the success and operation of our business. In addition, during the period of time we are involved in a bankruptcy proceeding, our customers might lose confidence in our ability to reorganize our business successfully and could seek to establish alternative commercial relationships.
Additionally, our indebtedness is senior to the existing common units in our capital structure. As a result, we believe that seeking bankruptcy court protection under a Chapter 11 proceeding could cause our common units to be canceled, resulting in a limited recovery, if any, for our unitholders, and would place our unitholders at significant risk of losing all of their investment in our common units.
If we cannot regain compliance with the NYSE’s continued listing requirements and rules, the NYSE may delist our common units, which could negatively affect us, the price of our common units and our unitholders’ ability to sell our common units.
On July 26, 2023, we received a notice from the NYSE that we are not in compliance with the continued listing criteria under Section 802.01C because the average closing price of our common units was less than $1.00 over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we have six months from the date of the receipt of the non-compliance notice to cure the deficiency and regain compliance by having a closing price of at least $1.00 per unit on the last trading day of any calendar month during the six-month cure period and an average closing unit price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or by meeting such standards on the last trading day of the cure period. If we are unable to regain compliance with Section 802.01C within this period, the NYSE will initiate procedures to suspend and delist our common units. We intend to cure the deficiency within a period permissible under Section 802.01C. However, there can be no assurances that we will meet continued listing standards within the specified cure period.
If we are unable to satisfy the NYSE criteria for continued listing, our common units would be subject to delisting. A delisting of our common units could negatively impact us by, among other things, (i) reducing the liquidity and market price of our common units; (ii) reducing the number of investors willing to hold or acquire our common units, which could negatively impact our ability to raise equity financing; (iii) decreasing the amount of news and analyst coverage of us; and (iv) limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE may negatively impact our reputation and, consequently, our business and liquidity.

Item 5. Other Information
Credit Agreement Amendment
On August 8, 2023, we entered into an amendment, or the Amendment, to our existing revolving credit agreement, dated as of November 2, 2018, as so amended and as previously amended, the Credit Agreement, with the lenders party thereto and Bank of Montreal, as administrative agent, or the Administrative Agent.
Pursuant to the Amendment, subject to certain terms and conditions, the lenders have agreed to forbear through and including October 10, 2023, from exercising any rights or remedies arising from certain defaults or events of default asserted by the Administrative Agent, which we disputed, or certain prospective defaults or events of default under the Credit Agreement and other loan documents arising from, among other things, any failure to disclose certain events that give or may give rise to a Material Adverse Effect. Upon any occurrence of events of default under the Credit Agreement other than those that are the subject of the Amendment or the failure by the Borrowers to perform under the terms of the Amendment, the forbearance under the Amendment may be terminated earlier than October 10, 2023. On October 10, 2023, or upon the earlier termination of the forbearance under the Amendment, the Borrowers will be deemed to have waived any defenses to the defaults or events of default asserted by the Administrative Agent.
Pursuant to the Amendment, among other things, we agreed that we will not make any additional requests for new borrowings or letters of credit, or convert outstanding loans from one type to another, in each case under the Credit Agreement. In addition, among other things, the Amendment requires us to provide additional financial and operational reporting to the Administrative Agent and the lenders, and further restricts the ability for us, without the consent of the Administrative Agent and lenders holding at least a majority of outstanding loans under the Credit Agreement, to incur additional indebtedness, to make additional investments or restricted payments, to sell additional assets or to incur growth capital expenditures. In addition, unless otherwise agreed by the Administrative Agent and lenders holding at least a majority of outstanding loans under the Credit Agreement, we are required to apply 100% of the net cash proceeds from any asset sales to repay borrowings outstanding under the Credit Agreement.
We intend to continue to work constructively with our lenders and other potential capital providers to refinance, extend or replace our Credit Agreement on or prior to October 10, 2023. However, we cannot make assurances that we will be successful in these efforts, or that any refinancing, extension or replacement would be on terms favorable to us. Moreover, our ability to refinance our outstanding indebtedness under, or extend the maturity date of, our Credit Agreement is expected to be negatively impacted to the extent we are unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals or experience further prolonged delays in doing so.
The above description of the terms of the Amendment does not purport to be complete and is qualified in its entirety by the full text of the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
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

10.1*
Amendment No. 4 to Amended and Restated Credit Agreement, dated as of August 8, 2023, among USD Partners LP, USD Terminals Canada ULC, the subsidiary guarantors party thereto, Bank of Montreal, as administrative agent, and the other lenders and parties party thereto.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	The cover page of the USD Partners LP Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*     Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	August 8, 2023	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	August 8, 2023	By:	/s/ Adam Altsuler
Adam Altsuler Executive Vice President and Chief Financial Officer (Principal Financial Officer)