Form 10-Q
period 2023-09-30
USD Partners LP
filed 2023-11-07
CIK 1610682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of November 1, 2023, there were 33,774,427 common units outstanding.

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
Cautionary Note Regarding Forward-Looking Statements
This Report includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) our ability to continue as a going concern; (2) the impact of world health events, epidemics and pandemics, such as the novel coronavirus (COVID-19) pandemic; (3) changes in general economic conditions and commodity prices, including as a result of the wars in Ukraine and Gaza and their regional and global ramifications, inflationary pressures, slowing growth or recession or instability of financial institutions; (4) the effects of competition, in particular, by pipelines and other terminal facilities; (5) shut-downs or cutbacks at upstream production facilities, refineries or other related businesses; (6) government regulations regarding oil production, including if the Alberta Government were to resume setting production limits; (7) the supply of, and demand for, terminalling services for crude oil and biofuels; (8) the price and availability of debt and equity financing, whether through capital markets, lending or sale of assets; (9) actions by third parties, including customers, potential customers, construction-related services providers, potential transaction counterparties, our sponsors and our lenders, including with respect to rights and remedies or modifications to or waivers under our credit agreement; (10) our ability to comply with the terms under our credit agreement and to refinance, extend or replace our credit agreement on or prior to the end of the forbearance period on November 17, 2023; (11) our ability to obtain additional sources of capital, improve liquidity through strategic initiatives and maintain sufficient liquidity; (12) our ability to enter into new contracts for uncontracted capacity, to renew expiring contracts and to replace expired contracts; (13) hazards and operating risks that may not be covered fully by insurance; (14) disruptions due to equipment interruption or failure at our facilities or third-party facilities on which our business is dependent; (15) natural disasters, weather-related delays, casualty losses and other matters beyond our control; (16) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations, that may increase our costs or limit our operations; (17) our ability to successfully identify and finance potential acquisitions, development projects and other growth opportunities; and (18) the impact of the expected delisting of our common units as a result of our inability to comply with the New York Stock Exchange listing standards relating to trading

i

price and market capitalization. For additional factors that may affect our results, see “Risk Factors” and the other information included elsewhere in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is available to the public over the Internet at the website of the U.S. Securities and Exchange Commission, or SEC, (www.sec.gov) and at our website (www.usdpartners.com).

i

                PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
USD PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited; in thousands of US dollars, except per unit amounts)
Revenues
Terminalling services	$9,785	$19,345	$47,888	$84,872
Terminalling services — related party	740	670	2,186	1,987
Fleet leases — related party	373	912	943	2,737
Fleet services — related party	—	298	171	896
Freight and other reimbursables	5	254	195	514
Freight and other reimbursables — related party	174	—	291	—
Total revenues	11,077	21,479	51,674	91,006
Operating costs
Subcontracted rail services	2,210	2,742	7,818	10,337
Pipeline fees	2,991	5,735	14,298	22,625
Freight and other reimbursables	179	254	486	514
Operating and maintenance	1,179	2,888	3,955	9,464
Operating and maintenance — related party	—	—	—	258
Selling, general and administrative	2,012	2,633	8,770	10,885
Selling, general and administrative — related party	1,781	2,318	5,760	10,207
Impairment of intangible and long-lived assets	—	71,612	—	71,612
Gain on sale of business	(9)	—	(6,211)	—
Depreciation and amortization	1,313	5,758	4,942	17,362
Total operating costs	11,656	93,940	39,818	153,264
Operating income (loss)	(579)	(72,461)	11,856	(62,258)
Interest expense	4,929	3,126	13,849	6,725
Gain associated with derivative instruments	(3,187)	(6,904)	(6,092)	(13,800)
Foreign currency transaction loss	—	152	102	1,942
Other income, net	(77)	(28)	(193)	(55)
Income (loss) before income taxes	(2,244)	(68,807)	4,190	(57,070)
Provision for income taxes	561	546	385	1,005
Net income (loss)	$(2,805)	$(69,353)	$3,805	$(58,075)
Net income (loss) income attributable to limited partner interests	$(2,805)	$(69,353)	$3,805	$(56,706)
Net income (loss) income per common unit (basic and diluted)	$(0.08)	$(2.08)	$0.11	$(1.80)
Weighted average common units outstanding	33,764	33,380	33,697	31,421

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited; in thousands of US dollars)
Net income (loss)	$(2,805)	$(69,353)	$3,805	$(58,075)
Other comprehensive loss — foreign currency translation	(1,513)	(3,511)	(244)	(4,705)
Comprehensive income (loss)	$(4,318)	$(72,864)	$3,561	$(62,780)

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
	(unaudited; in thousands of US dollars)
Cash flows from operating activities:
Net income (loss)	$3,805	$(58,075)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,942	17,362
Gain associated with derivative instruments	(6,092)	(13,800)
Settlement of derivative contracts	1,148	7,029
Unit based compensation expense	2,842	3,703
Gain on sale of business	(6,211)	—
Loss associated with disposal of assets	—	3
Deferred income taxes	(9)	328
Amortization of deferred financing costs	998	899
Impairment of intangible and long-lived assets	—	71,612
Changes in operating assets and liabilities:
Accounts receivable	(118)	4,582
Accounts receivable — related party	(152)	1,688
Prepaid expenses, inventory and other assets	1,463	5,271
Accounts payable and accrued expenses	1,000	(4,399)
Accounts payable and accrued expenses — related party	(715)	(760)
Deferred revenue and other liabilities	(4,081)	(6,824)
Deferred revenue and other liabilities — related party	160	350
Net cash provided by (used in) operating activities	(1,020)	28,969
Cash flows from investing activities:
Additions of property and equipment	(649)	(405)
Reimbursement of capital expenditures from collaborative arrangement	—	1,774
Internal-use software development costs	(55)	—
Net proceeds from the sale of business	32,658	—
Acquisition of Hardisty South entities from Sponsor	—	(75,000)
Net cash provided by (used in) investing activities	31,954	(73,631)
Cash flows from financing activities:
Distributions	(2,154)	(11,446)
Payments for deferred financing costs	(203)	(13)
Payments for ongoing refinancing activities	(1,996)	—
Vested phantom units used for payment of participant taxes	(674)	(1,096)
Proceeds from long-term debt	—	75,000
Repayments of long-term debt	(19,100)	(22,396)
Net cash provided by (used in) financing activities	(24,127)	40,049
Effect of exchange rates on cash	(91)	703
Net change in cash, cash equivalents and restricted cash	6,716	(3,910)
Cash, cash equivalents and restricted cash — beginning of period	5,780	12,717
Cash, cash equivalents and restricted cash — end of period	$12,496	$8,807
The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited; in thousands of US dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$8,688	$2,530
Restricted cash	3,808	3,250
Accounts receivable, net	1,704	2,169
Accounts receivable — related party	560	409
Prepaid expenses	5,153	3,188
Assets held for sale	19,136	—
Other current assets	2,757	1,746
Total current assets	41,806	13,292
Property and equipment, net	60,099	106,894
Intangible assets, net	51	3,526
Operating lease right-of-use assets	1,174	1,508
Other non-current assets	1,503	1,556
Total assets	$104,633	$126,776

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued expenses	$4,626	$3,389
Accounts payable and accrued expenses — related party	436	1,147
Deferred revenue	1,781	3,562
Deferred revenue — related party	125	128
Long-term debt, current portion	195,787	214,092
Operating lease liabilities, current	462	700
Liabilities held for sale	300	—
Other current liabilities	5,494	7,907
Other current liabilities — related party	55	11
Total current liabilities	209,066	230,936
Operating lease liabilities, non-current	712	688
Other non-current liabilities	3,618	7,556
Other non-current liabilities — related party	119	—
Total liabilities	213,515	239,180
Commitments and contingencies
Partners’ capital
Common units (33,774,427 and 33,381,187 outstanding at September 30, 2023 and December 31, 2022, respectively)	(104,497)	(108,263)
Accumulated other comprehensive loss	(4,385)	(4,141)
Total partners’ capital	(108,882)	(112,404)
Total liabilities and partners’ capital	$104,633	$126,776

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
THREE MONTHS CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Three Months Ended September 30,
	2023		2022
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at July 1,	33,758,607	$(102,630)	33,379,431	$(29,373)
Common units issued for vested phantom units	15,820	(3)	1,756	(5)
Net loss	—	(2,805)	—	(69,353)
Unit based compensation expense	—	941	—	1,143
Distributions	—	—	—	(4,292)
Ending balance at September 30,	33,774,427	(104,497)	33,381,187	(101,880)
Accumulated other comprehensive loss
Beginning balance at July 1,		(2,872)		(1,372)
Cumulative translation adjustment		(1,513)		(3,511)
Ending balance at September 30,		(4,385)		(4,883)
Total partners’ capital at September 30,		$(108,882)		$(106,763)

The accompanying notes are an integral part of these consolidated financial statements.

USD PARTNERS LP
NINE MONTHS CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Nine Months Ended September 30,
	2023		2022
	Units	Amount	Units	Amount
	(unaudited; in thousands of US dollars, except unit amounts)
Common units
Beginning balance at January 1,	33,381,187	$(108,263)	27,268,878	$16,355
Common units issued for vested phantom units	393,240	(674)	361,173	(1,096)
Net income (loss)	—	3,805	—	(56,706)
Unit based compensation expense	—	2,789	—	3,497
Distributions	—	(2,154)	—	(11,387)
Acquisition of Hardisty South entities from Sponsor and conversion of General Partner units	—	—	5,751,136	(52,543)
Ending balance at September 30,	33,774,427	(104,497)	33,381,187	(101,880)
General Partner units
Beginning balance at January 1,	—	—	461,136	5,678
Non-cash contribution to Hardisty South entities from Sponsor prior to acquisition	—	—	—	18,207
Net loss	—	—	—	(1,369)
Distributions	—	—	—	(59)
Acquisition of Hardisty South entities from Sponsor and conversion of General Partner units	—	—	(461,136)	(22,457)
Ending balance at September 30,	—	—	—	—
Accumulated other comprehensive loss
Beginning balance at January 1,		(4,141)		(178)
Cumulative translation adjustment		(244)		(4,705)
Ending balance at September 30,		(4,385)		(4,883)
Total partners’ capital at September 30,		$(108,882)		$(106,763)

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
In the opinion of our management, our unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which our management considers necessary to present fairly our financial position as of September 30, 2023, our results of operations for the three and nine months ended September 30, 2023 and 2022, and our cash flows for the nine months ended September 30, 2023 and 2022. We derived our consolidated balance sheet as of December 31, 2022, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our results of operations for the three and nine months ended September 30, 2023 and 2022 should not be taken as indicative of the results to be expected for the full year due to fluctuations in the supply of and demand for crude oil and biofuels, timing and completion of acquisitions, if any, changes in the fair market value of our derivative instruments and the impact of fluctuations in foreign currency exchange rates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
In August 2023, we entered into an amendment to our Credit Agreement, pursuant to which, among other things, the lenders agreed to forbear through and including October 10, 2023, from exercising any rights or remedies arising from certain defaults or events of default asserted by the Administrative Agent, which we disputed, or certain prospective defaults or events of default under the Credit Agreement and other loan documents arising from, among other things, any failures to disclose certain events that give or may give rise to a Material Adverse Effect, as defined in the Credit Agreement. In October 2023, we entered into a letter agreement to extend this forbearance through November 3, 2023. On November 1, 2023, we entered into a letter agreement, which among other things, extended the forbearance period and temporarily waives, through November 17, 2023, events of default arising from the non-payment of amounts due on the maturity date on November 2, 2023. Refer to Note 19. Subsequent Events — Credit Agreement — Letter Agreements for more information. The maturity date of our Credit Agreement (as defined below) was November 2, 2023. The lenders under our Credit Agreement agreed to forbear and waive the event of default related to our failure to repay borrowings under the Credit Agreement through November 17, 2023, pursuant to the letter agreement, dated November 1, 2023, described under Note 19. Subsequent Events.
As a result of the end of such waiver and forbearance period being within 12 months after the date that these financial statements were issued, the amounts due under our Credit Agreement have been included in our going concern assessment. Our ability to continue as a going concern is dependent on the refinancing or the extension of the maturity date of our Credit Agreement. If we are unable to refinance or extend the maturity date of our Credit Agreement by November 17, 2023, we do not currently have sufficient cash on hand or available liquidity to repay the maturing credit facility debt as it becomes due, nor do we expect cash flow from our current operations to provide sufficient funds for such repayment.
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
We are currently in discussions with our lenders and other potential capital providers and pursuing plans to refinance or replace our Credit Agreement or extend and amend the current obligations under the Credit Agreement; however, we cannot make assurances that we will be successful in these efforts, or that any refinancing, extension or replacement would be on terms favorable to us. Moreover, our ability to refinance our outstanding indebtedness under, or extend the maturity date of, our Credit Agreement is expected to be negatively impacted to the extent we are unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals or experience further prolonged delays in doing so. As a result of our liquidity position, we may be required to sell assets, including the Stroud Terminal, for less than carrying value to satisfy debt obligations.
Due to the substantial doubt about our ability to continue as a going concern discussed above, as of September 30, 2023, we have recorded a valuation allowance against our deferred tax asset that is associated with our Canadian entities. These consolidated financial statements do not include any other adjustments that might result from the outcome of this uncertainty, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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
We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. For the three and nine months ended September 30, 2023 and 2022, there were no losses recorded on our held for sale assets.
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
Casper Terminal Divestiture
On March 31, 2023, we completed our divestiture of 100% of the equity interests in our Casper Terminal, which included the Casper Crude to Rail, LLC and CCR Pipeline, LLC entities, for approximately $33.0 million in cash, subject to customary adjustments.
The Casper Terminal entities had a carrying value of $26.8 million at the time of sale. The Casper Terminal was included in our Terminalling services segment. The Casper crude oil terminal, located in Casper, Wyoming, primarily consists of unit train-capable railcar loading capacity in excess of 100,000 barrels per day, six customer-dedicated storage tanks with 900,000 barrels of total capacity and a six-mile, 24-inch diameter pipeline with a direct connection from the Express Pipeline. We recognized a gain of $6.2 million from the sale of the terminal which we recorded as “Gain on sale of business” in our consolidated statement of operations. The gain on sale of business that resulted from the sale of the Casper Terminal was not subject to income tax as the entity is included within our partnership structure. Therefore, no impact was reflected within the “Provision for income taxes” recognized in the nine months ended September 30, 2023 in our consolidated statements of operations.
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
We determined basic and diluted net income per limited partner unit as set forth in the following tables:

	For the Three Months Ended September 30, 2023
	Common Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net loss attributable to limited partner interests in USD Partners LP	$(2,805)	$—	$(2,805)
Less: Distributable earnings (1)	—	—	—
Net loss	$(2,805)	$—	$(2,805)
Weighted average units outstanding (2)	33,764	—	33,764
Net loss per limited partner unit (basic and diluted) (3)	$(0.08)

(1)    There were no distributions payable for the three months ended September 30, 2023. Refer to Note 16. Partners’ Capital for further information.
(2)    Represents the weighted average units outstanding for the period.
(3)    Our computation of net loss per limited partner unit excludes the effects of 1,418,607 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
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

(1)Represents the distributions paid for the period based upon the quarterly distribution amount of $0.1235 per unit or $0.494 per unit on an annualized basis for the three months ended September 30, 2022. Amounts presented for each class of units include a proportionate amount of the $169 thousand distributed to holders of the Equity classified Phantom Units pursuant to the distribution equivalent rights granted under the Amended LTIP Plan.
(2)Represents the weighted average units outstanding for the period.
(3)Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.
(4)Represents the distributions in excess of earnings divided by the weighted average number of units outstanding.
(5)Our computation of net loss per limited partner unit excludes the effects of 1,368,372 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.

	For the Nine Months Ended September 30, 2023
	Common Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net income attributable to limited partner interests in USD Partners LP	$3,805	$—	$3,805
Less: Distributable earnings (1)	—	—	—
Excess net income	$3,805	$—	$3,805
Weighted average units outstanding (2)	33,697	—	33,697
Distributable earnings per unit (3)	$—
Underdistributed earnings per unit (4)	0.11
Net income per limited partner unit (basic and diluted) (5)	$0.11

(1)There were no distributions paid or payable for the nine months ended September 30, 2023. Refer to Note 16. Partners’ Capital for further information.
(2)Represents the weighted average units outstanding for the period.
(3)Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.
(4)Represents the additional amount per unit necessary to distribute the excess net income for the period among our limited partners.
(5)Our computation of net income per limited partner unit excludes the effects of 1,418,607 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.

	For the Nine Months Ended September 30, 2022
	Common Units	General Partner Units	Total
	(in thousands, except per unit amounts)
Net loss attributable to general and limited partner interests in USD Partners LP (1)	$(56,706)	$(1,369)	$(58,075)
Less: Distributable earnings (2)	12,217	3	12,220
Distributions in excess of earnings	$(68,923)	$(1,372)	$(70,295)
Weighted average units outstanding (3)	31,421	152	31,573
Distributable earnings per unit (4)	$0.39
Overdistributed earnings per unit (5)	(2.19)
Net loss per limited partner unit (basic and diluted)(6)	$(1.80)

(1)Represents net loss allocated to each class of units based on the actual ownership of the Partnership during the period.
(2)Represents the per unit distribution paid of $0.1235 per unit for the three months ended March 31, June 30 and September 30, 2022. Amounts presented for each class of units include a proportionate amount of the $506 thousand distributed to holders of the Equity-classified Phantom Units pursuant to the distribution equivalent rights granted under the Amended LTIP Plan.
(3)Represents the weighted average units outstanding for the period.
(4)Represents the total distributable earnings divided by the weighted average number of units outstanding for the period.
(5)Represents distributions in excess of earnings divided by the weighted average number of units outstanding.
(6)Our computation of loss income per limited partner unit excludes the effects of 1,368,372 equity-classified phantom unit awards outstanding as they were anti-dilutive for the period presented.
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

	Three Months Ended September 30, 2023
	U.S.	Canada	Total
	(in thousands)
Third party	$1,380	$8,410	$9,790
Related party	$1,286	$1	$1,287

	Three Months Ended September 30, 2022
	U.S.	Canada	Total
	(in thousands)
Third party	$2,505	$17,094	$19,599
Related party	$1,880	$—	$1,880

	Nine Months Ended September 30, 2023
	U.S.	Canada	Total
	(in thousands)
Third party	$4,994	$43,089	$48,083
Related party	$3,532	$59	$3,591

	Nine Months Ended September 30, 2022
	U.S.	Canada	Total
	(in thousands)
Third party	$15,812	$69,574	$85,386
Related party	$5,620	$—	$5,620
Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations associated with our Terminal Service Agreements as of September 30, 2023 are as follows for the periods indicated:

	Three months ending December 31, 2023	2024	2025	2026	2027	Thereafter	Total
	(in thousands)
Terminalling Services (1) (2)	$9,597	$37,609	$26,027	$24,976	$21,066	$75,488	$194,763

(1)A significant portion of our Terminal Services Agreements are denominated in Canadian dollars. We have converted the remaining performance obligations associated with these Canadian dollar-denominated contracts using the year-to-date average exchange rate of 0.7432 U.S. dollars for each Canadian dollar at September 30, 2023.
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
Deferred Revenue
Our deferred revenue is a form of a contract liability and consists of amounts collected in advance from customers associated with their terminal and fleet services agreements and deferred revenues associated with make-up rights, which will be recognized as revenue when earned pursuant to the terms of our contractual arrangements. We currently recognize substantially all of the amounts we receive for minimum volume commitments as revenue when collected, since breakage associated with these make-up rights is currently approximately 99% based on our expectations around usage of these options. Accordingly, we had $0.1 million and $0.4 million deferred revenue at September 30, 2023 and December 31, 2022, respectively, for estimated breakage associated with the make-up rights options we granted to our customers.
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

The following tables present the amounts outstanding on our consolidated balance sheets and changes associated with the balance of our deferred revenue for the nine months ended September 30, 2023 and 2022:

	December 31, 2022	Cash Additions for Customer Prepayments	Balance Sheet Reclassification	Revenue Recognized	September 30, 2023
	(in thousands)
Deferred revenue (1)	$3,562	$1,781	$—	$(3,562)	$1,781
Other current liabilities (2)	$5,681	$—	$508	$(5,160)	$1,029
Other non-current liabilities (2)	$3,943	$166	$(508)	$—	$3,601

(1)    Includes deferred revenue of $0.1 million and $0.4 million at September 30, 2023 and December 31, 2022, for estimated breakage associated with the make-up right options we granted our customers as discussed above. For the three months ended September 30, 2023, we recognized $1.7 million of previously deferred revenue.
(2)    Includes cumulative revenue that has been deferred due to tiered billing provisions included in certain of our Canadian dollar-denominated contracts, as discussed above. As such, the change in “Other current liabilities” has been decreased by $15 thousand and “Other non-current liabilities” presented has been decreased by $10 thousand due to the impact of the change in the end of period exchange rate between September 30, 2023 and December 31, 2022. For the three months ended September 30, 2023, we recognized $0.6 million of revenue related to contract liabilities included in “Other current liabilities.”

	December 31, 2021	Cash Additions for Customer Prepayments	Balance Sheet Reclassification	Revenue Recognized	September 30, 2022
	(in thousands)
Deferred revenue (1)	$7,575	$3,482	$—	$(7,575)	$3,482
Other current liabilities (2)	$6,755	$—	$5,168	$(4,553)	$7,370
Other non-current liabilities (2)	$9,482	$88	$(5,168)	$—	$4,402

(1)    Includes deferred revenue of $0.3 million and $1.4 million at September 30, 2022 and December 31, 2021, for estimated breakage associated with the make-up right options we granted our customers as discussed above. For the three months ended September 30, 2022, we recognized $2.7 million of previously deferred revenue.
(2)    Includes cumulative revenue that has been deferred due to tiered billing provisions included in certain of our Canadian dollar-denominated contracts, as discussed above. As such, the change in “Other current liabilities” has been decreased by $512 thousand and “Other non-current liabilities” presented has been decreased by $719 thousand due to the impact of the change in the end of period exchange rate between September 30, 2022 and December 31, 2021. For the three months ended September 30, 2022, we recognized $2.9 million of revenue related to contract liabilities included in “Other current liabilities.”
Deferred Revenue — Fleet Leases
Our deferred revenue also includes advance payments from our customer of our Fleet services business, which will be recognized as Fleet leases revenue when earned pursuant to the terms of our contractual arrangements. We have included $0.1 million at September 30, 2023 and at December 31, 2022, in “Deferred revenue — related party” on our consolidated balance sheets associated with our customer’s prepayment for our fleet lease agreements. Refer to Note 8. Leases for additional discussion of our lease revenues.
Accounts Receivable
The balances of “Accounts receivable, net” and “Accounts receivable - related party” were $6.8 million and $2.1 million as of December 31, 2021, respectively.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the amounts shown in our consolidated statements of cash flows for the specified periods:

	September 30,
	2023	2022
	(in thousands)
Cash and cash equivalents	$8,688	$4,766
Restricted cash	3,808	4,041
Total cash, cash equivalents and restricted cash	$12,496	$8,807

7. PROPERTY AND EQUIPMENT
Our property and equipment is comprised of the following asset classifications as of the dates indicated:

	September 30, 2023	December 31, 2022	Estimated Useful Lives (Years)
	(in thousands)
Land	$2,807	$10,110	N/A
Trackage and facilities	84,018	108,325	10-30
Pipeline	—	12,759	20-30
Equipment	14,541	22,553	3-20
Furniture	63	84	5-10
Total property and equipment	101,429	153,831
Accumulated depreciation	(41,505)	(47,360)
Construction in progress (1)	175	423
Property and equipment, net	$60,099	$106,894

(1)The amounts classified as “Construction in progress” are excluded from amounts being depreciated. These amounts represent property that has not been placed into productive service as of the respective consolidated balance sheet date.
Depreciation expense associated with property and equipment totaled $1.3 million and $2.6 million for the three months ended September 30, 2023 and 2022, respectively, and $4.8 million and $7.9 million, for the nine months ended September 30, 2023 and 2022.
Stroud Terminal
During the second quarter of 2023 our board of directors of our general partner approved the sale of the Stroud Terminal and we classified it as held for sale in our consolidated balance sheets. We currently expect that a sale of the terminal could occur in late 2023 or early 2024. The Stroud Terminal is included in our Terminalling Services Segment.
As a result of classifying our Stroud Terminal as held for sale, we evaluated the terminal’s fair value. We measured the fair value of our Stroud Terminal long-lived assets using an income analysis approach. The significant unobservable inputs used in our analysis include the following:
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
We re-evaluated the fair value of our Stroud Terminal at September 30, 2023 and determined that the fair value exceeded the carrying value and we continue to have no identified impairment.
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
The significant unobservable inputs used in our cost approach impairment analysis include the following:
1) a range of 5 to 45 years to estimate the valuation useful life of the assets; and
2) a hold factor ranging from 3% to 20% representing estimated appraisal depreciation floors that were used to establish a minimal value for assets remaining in use.
As a result of the impairment analysis discussed above, we determined that the carrying value of the Casper Terminal asset group exceeded the fair value of the Casper Terminal as of September 30, 2022, the date of our evaluation. As a result, we recognized a non-cash impairment loss of $36.0 million for the three and nine months ended September 30, 2022, to write down the property, plant and equipment of the terminal to its fair market value, the charge for which we included in “Impairment of intangible and long-lived assets” within our consolidated statements of operations. The Casper Terminal was included in our Terminalling services segment as reported in our segment results included in Note 14. Segment Reporting. Subsequently, on March 31, 2023, we sold our Casper Terminal as discussed in Note 3. Acquisitions and Dispositions and removed the remaining balances recorded in property and equipment associated with the Casper Terminal.

8. LEASES
Lessee
We have noncancellable operating leases for railcars, buildings, storage tanks, offices, railroad tracks, and land.

	September 30, 2023	December 31, 2022
Weighted-average discount rate	6.3%	4.1%
Weighted average remaining lease term in years	5.52 years	5.07 years
Our total lease cost consisted of the following items for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$405	$1,375	$1,058	$4,280
Short term lease cost	121	131	182	292
Variable lease cost	—	4	7	35
Sublease income	(373)	(1,280)	(943)	(3,842)
Total	$153	$230	$304	$765
The maturity analysis below presents the undiscounted cash payments we expect to make each period for property that we lease from others under noncancellable operating leases as of September 30, 2023 (in thousands):

2023	$501
2024	115
2025	114
2026	117
2027	121
Thereafter	384
Total lease payments	$1,352
Less: imputed interest	(178)
Present value of lease liabilities	$1,174
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except weighted average term)
Lease income (1)	$1,114	$2,501	$3,412	$7,481
Weighted average remaining lease term in years				3.05

(1)Lease income presented above includes lease income from related parties. Refer to Note 12. Transactions with Related Parties for additional discussion of lease income from a related party. In addition, lease income as discussed above totaling $0.7 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively, and $2.5 million and $4.7 million for the nine months ended September 30, 2023 and 2022, respectively, is included in “Terminalling services” and “Terminalling services — related party” revenues on our consolidated statements of operations.
The maturity analysis below presents the undiscounted future minimum lease payments we expect to receive from customers each period for property they lease from us under noncancellable operating leases as of September 30, 2023 (in thousands):

2023	$1,131
2024	2,947
2025	2,936
2026	2,687
Total	$9,701

9. INTANGIBLE ASSETS
The composition, gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in thousands)
Carrying amount:
Customer service agreements	$—	$3,832
Other	55	—
Total carrying amount	55	3,832
Accumulated amortization:
Customer service agreements	—	(306)
Other	(4)	—
Total accumulated amortization	(4)	(306)
Total intangible assets, net	$51	$3,526
Our current intangible assets at September 30, 2023, originated as internally developed software for internal use. Refer to Note 2. Summary of Significant Accounting Policies — Internal-use Software for further details.
Amortization expense associated with intangible assets totaled $0.1 million for the nine months ended September 30, 2023 and $3.2 million and $9.5 million for the three and nine months ended September 30, 2022, respectively. We had no significant amortization expense for the three months ended September 30, 2023.
Our identifiable intangible assets through December 31, 2022, originated from the acquisition of the Casper Terminal. As previously discussed in Note 7. Property and Equipment, at September 30, 2022 we tested our Casper Terminal asset group for impairment due to recurring periods where cash flow projections were not met due to adverse market conditions at our Casper Terminal, which we determined was a triggering event that required us to evaluate our Casper Terminal asset group for impairment. Our estimate of fair value required us to use significant unobservable inputs representative of a Level 3 fair value measurement.
We measured the fair value of our Casper Terminal asset group by primarily relying on the cost approach and allocated a portion of that impairment to intangible assets. We determined that the carrying amount of our Casper terminal reporting unit exceeded its fair value at September 30, 2022. Accordingly, we recognized an impairment loss of $35.6 million in our intangible assets and included this charge in “Impairment of intangible and long-lived assets” within our consolidated statements of operations for the three and nine months ended September 30, 2022. At December 31, 2022, we had a remaining intangible asset balance of $3.5 million in our consolidated balance sheet. Subsequently, on March 31, 2023, we sold our Casper Terminal as discussed in Note 3. Acquisitions and Dispositions and removed the remaining balances recorded in our intangible assets associated with the Casper Terminal.
10. DEBT
Credit Agreement
In November 2018, we amended and restated our revolving senior secured credit agreement, which we originally established in October 2014. We refer to the amended and restated senior secured credit agreement executed in November 2018, and as amended in October 2021 and January and August of 2023 as discussed below, as the Credit Agreement and the original senior secured credit agreement as the Previous Credit Agreement. Our Credit Agreement amended and restated in its entirety our Previous Credit Agreement.
In October 2021, we entered into an amendment to our Credit Agreement, with a syndicate of lenders. This amendment extended the maturity date of the agreement by one year. The aggregate borrowing capacity of the facility is $275 million and reflects the resignation of Citibank, N.A. as administrative agent and swing line lender under the facility and the appointment of Bank of Montreal as the successor administrative agent and swing line lender under the facility.
In addition, in January 2023, we executed another amendment. Among other things, this amendment provides us with relief from compliance with our Credit Agreement’s maximum Consolidated Net Leverage Ratio and minimum Consolidated Interest Coverage Ratio. As amended, the maximum Consolidated Leverage Ratio was increased from 4.5x to 5.5x for the first and second quarters of 2023 and 5.25x for the third quarter of 2023, and the minimum Consolidated Interest Coverage Ratio was reduced from 2.5x to 2.25x for the second quarter of 2023 and 2.0x for the third quarter of 2023. Beginning January 31, 2023 and continuing through maturity, our ability to make distributions, other restricted payments and investments will be more limited than prior to closing this amendment if our Consolidated Net Leverage Ratio, pro forma for such distribution, other restricted payment or investment, exceeds 4.5x, or our pro forma liquidity is less than $20 million. This amendment also increased the borrowing spreads under our Credit Agreement to be more consistent with current market rates and replaces LIBOR-based borrowing options with Term SOFR-based borrowing options.
On August 8, 2023 we executed another amendment. Pursuant to this amendment, subject to certain terms and conditions, the lenders agreed to forbear through and including October 10, 2023, from exercising any rights or remedies arising from certain defaults or events of default asserted by the Administrative Agent, which we disputed, or certain prospective defaults or events of default under the Credit Agreement and other loan documents arising from, among other things, any failure to disclose certain events that give or may give rise to a Material Adverse Effect. Pursuant to the amendment, on October 10, 2023, the Borrowers were deemed to have waived any defenses to the defaults or events of default asserted by the Administrative Agent. Among other things, we agreed that we will not make any additional requests for new borrowings or letters of credit, or convert outstanding loans from one type to another, in each case under the Credit Agreement. In addition, among other things, this amendment requires us to provide additional financial and operational reporting to the Administrative Agent and the lenders, and further restricts the ability for us, without the consent of the Administrative Agent and lenders holding at least a majority of outstanding loans under the Credit Agreement, to incur additional indebtedness, to make additional investments or restricted payments, to sell additional assets or to incur growth capital expenditures. In addition, unless otherwise agreed by the Administrative Agent and lenders holding at least a majority of outstanding loans under the Credit

Agreement, we are required to apply 100% of the net cash proceeds from any asset sales to repay borrowings outstanding under the Credit Agreement. Therefore, as of September 30, 2023, we have no available capacity under our Credit Agreement.
Our deferred financing costs from our Credit Agreement are amortized over the remaining term of the Credit Agreement using the straight line method, which approximates the effective interest rate method.
Our Credit Agreement matured on November 2, 2023 and, as described under Note 19. Subsequent Events, the lenders under our Credit Agreement agreed to waive, through November 17, 2023, events of default arising from the non-payment of amounts due on the maturity date. Our Credit Agreement provides us with the ability to request an additional one-year maturity date extension, subject to the satisfaction of certain conditions including consent of the lenders. Our Credit Agreement contains customary representations, warranties, covenants and events of default for facilities of this type.
To the extent we are able to incur borrowings under our Credit Agreement, such borrowings and any issuances of letters of credit are available for working capital, capital expenditures, general partnership purposes and continue the indebtedness outstanding under the Previous Credit Agreement. The Credit Agreement includes an aggregate $20 million sublimit for standby letters of credit and a $20 million sublimit for swingline loans. Obligations under the Credit Agreement are guaranteed by our restricted subsidiaries (as such term is defined therein) and are secured by a first priority lien on our assets and those of our restricted subsidiaries, other than certain excluded assets.
Our long-term debt balances included the following components as of the specified dates:

	September 30, 2023	December 31, 2022
	(in thousands)
Credit Agreement	$195,900	$215,000
Less: Deferred financing costs, net	(113)	(908)
Less: Long-term debt, current portion	(195,787)	(214,092)
Total long-term debt, net	$—	$—
The weighted average interest rate on our outstanding indebtedness was 9.29% and 6.92% at September 30, 2023 and December 31, 2022, respectively, without consideration to the effect of our derivative contracts. In addition to the interest we incur on our outstanding indebtedness, we paid commitment fees of 0.5% on unused commitments at September 30, 2023, which rate will vary based on our consolidated net leverage ratio, as defined in our Credit Agreement. At September 30, 2023, we were not in compliance with the total leverage ratio and interest coverage covenants set forth in our Credit Agreement. However, we were not considered to be in default with our banks due to the agreed upon forbearance period as discussed in Note 19. Subsequent Events — Credit Agreement — Letter Agreements.
Interest expense associated with our outstanding indebtedness was as follows for the specified periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Interest expense on the Credit Agreement	$4,589	$2,855	$12,851	$5,826
Amortization of deferred financing costs	340	271	998	899
Total interest expense	$4,929	$3,126	$13,849	$6,725
Subsequent to September 30, 2023, we entered into letter agreements relating to the Credit Agreement. We have incurred $3.1 million for costs associated with the ongoing refinancing process of our Credit Agreement that has been included in “Prepaid Expenses” on our consolidated balance sheet as of September 30, 2023. Refer to Note 19. Subsequent Events — Credit Agreement — Letter Agreements for more information.
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
Our outstanding payment obligation under these arrangements was $205 thousand and $19 thousand at September 30, 2023 and December 31, 2022, respectively, recorded in “Other current liabilities” on our consolidated balance sheets.

11. COLLABORATIVE ARRANGEMENT
We entered into a facilities connection agreement in 2014 with Gibson under which Gibson developed, constructed and operates a pipeline and related facilities connected to our Hardisty Terminal. Gibson’s storage terminal is the exclusive means by which our Hardisty Terminal receives crude oil. Subject to certain limited exceptions regarding manifest train facilities, our Hardisty Terminal is the exclusive means by which crude oil from Gibson’s Hardisty storage terminal may be transported by rail. We remit pipeline fees to Gibson for the transportation of crude oil to our Hardisty Terminal based on a predetermined formula. Pursuant to our arrangement with Gibson, we incurred pipeline fees of $3.0 million and $5.7 million, for the three months ended September 30, 2023 and 2022, respectively, and $14.3 million and $22.6 million for the nine months ended September 30, 2023 and 2022, respectively, which are presented as “Pipeline fees” in our consolidated statements of operations.

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
USDG is the sole owner of our general partner and at September 30, 2023, owns 17,308,226 of our common units representing a 51.2% limited partner interest in us. As of September 30, 2023, a value of up to $10.0 million of these common units were subject to a negative pledge supporting USDG’s revolving line of credit for working capital. USDG also provides us with general and administrative support services necessary for the operation and management of our business.
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
The total amounts charged to us under the Omnibus Agreement for the three months ended September 30, 2023 and 2022 was $1.8 million and $2.3 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $5.8 million and $6.9 million, respectively, which amounts are included in “Selling, general and administrative — related party” in our consolidated statements of operations. We had a payable balance of $0.3 million and $0.8 million with respect to these costs at September 30, 2023 and December 31, 2022, respectively, included in “Accounts payable and accrued expenses — related party” in our consolidated balance sheets.
USD Services Agreement
Prior to our acquisition of the Hardisty South entities, USD and the Hardisty South entities entered into a services agreement for the provision of services related to the management and operation of transloading assets. Services provided consisted of financial and administrative, information technology, legal, management, human resources, and tax, among other services. The Hardisty South entities incurred $3.2 million pursuant to the agreement for the nine months ended September 30, 2022 included in “Selling, general, and administrative — related party” in our consolidated statements of operations. Upon our acquisition of the Hardisty South entities effective April 1, 2022, this services agreement was canceled and a similar agreement was established with us. As such, there was no associated expense for the three and nine months ended September 30, 2023 and the three months ended September 30, 2022 related to the agreement included in “Selling, general, and administrative — related party” in our consolidated statements of operations.
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
Our related party revenues from USD and affiliates are presented below in the following table for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Terminalling services — related party	$740	$670	$2,186	$1,987
Fleet leases — related party	373	912	943	2,737
Fleet services — related party	—	298	171	896
Freight and other reimbursables — related party	174	—	291	—
	$1,287	$1,880	$3,591	$5,620

We had the following amounts outstanding with USD and affiliates on our consolidated balance sheets as presented below in the following table for the indicated periods (1) :

	September 30, 2023	December 31, 2022
	(in thousands)
Accounts receivable — related party	$560	$409
Accounts payable and accrued expenses — related party (1)	$182	$382
Other current and non-current liabilities — related party (2)	$174	$11
Deferred revenue — related party (3)	$125	$128

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
Our segments offer different services and are managed accordingly. Our CODM regularly reviews financial information about both segments in order to allocate resources and evaluate performance. Our CODM assesses segment performance based on the cash flows produced by our established reporting segments using Segment Adjusted EBITDA. Segment Adjusted EBITDA is a measure of segment profitability disclosed in accordance with GAAP. We define Segment Adjusted EBITDA as “Net income (loss)” of each segment adjusted for depreciation and amortization, interest, income taxes, changes in contract assets and liabilities, deferred revenues, foreign currency transaction gains and losses and other items which do not affect the underlying cash flows produced by our businesses.

	Three Months Ended September 30, 2023
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$9,785	$—	$—	$9,785
Terminalling services — related party	740	—	—	740
Fleet leases — related party	—	373	—	373
Fleet services — related party	—	—	—	—
Freight and other reimbursables	5	—	—	5
Freight and other reimbursables — related party	44	130	—	174
Total revenues	10,574	503	—	11,077
Operating costs
Subcontracted rail services	2,210	—	—	2,210
Pipeline fees	2,991	—	—	2,991
Freight and other reimbursables	49	130	—	179
Operating and maintenance	807	372	—	1,179
Selling, general and administrative	837	14	2,942	3,793
Impairment of intangible and long-lived assets	—	—	—	—
Gain on sale of business	—	—	(9)	(9)
Depreciation and amortization	1,313	—	—	1,313
Total operating costs	8,207	516	2,933	11,656
Operating income (loss)	2,367	(13)	(2,933)	(579)
Interest expense	4	—	4,925	4,929
Gain associated with derivative instruments	—	—	(3,187)	(3,187)
Foreign currency transaction loss (gain)	114	(4)	(110)	—
Other income, net	(61)	—	(16)	(77)
Provision for (benefit from) income taxes	571	(10)	—	561
Net income (loss)	$1,739	$1	$(4,545)	$(2,805)

	Three Months Ended September 30, 2022
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$19,345	$—	$—	$19,345
Terminalling services — related party	670	—	—	670
Fleet leases — related party	—	912	—	912
Fleet services — related party	—	298	—	298
Freight and other reimbursables	254	—	—	254
Freight and other reimbursables — related party	—	—	—	—
Total revenues	20,269	1,210	—	21,479
Operating costs
Subcontracted rail services	2,742	—	—	2,742
Pipeline fees	5,735	—	—	5,735
Freight and other reimbursables	254	—	—	254
Operating and maintenance	1,919	969	—	2,888
Selling, general and administrative	1,653	36	3,262	4,951
Impairment of intangible and long-lived assets	71,612	—	—	71,612
Gain on sale of business	—	—	—	—
Depreciation and amortization	5,758	—	—	5,758
Total operating costs	89,673	1,005	3,262	93,940
Operating income (loss)	(69,404)	205	(3,262)	(72,461)
Interest expense	4	—	3,122	3,126
Gain associated with derivative instruments	—	—	(6,904)	(6,904)
Foreign currency transaction loss	97	1	54	152
Other income, net	(23)	(1)	(4)	(28)
Provision for income taxes	473	73	—	546
Net income (loss)	$(69,955)	$132	$470	$(69,353)

	Nine Months Ended September 30, 2023
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$47,888	$—	$—	$47,888
Terminalling services — related party	2,186	—	—	2,186
Fleet leases — related party	—	943	—	943
Fleet services — related party	—	171	—	171
Freight and other reimbursables	195	—	—	195
Freight and other reimbursables — related party	159	132	—	291
Total revenues	50,428	1,246	—	51,674
Operating costs
Subcontracted rail services	7,818	—	—	7,818
Pipeline fees	14,298	—	—	14,298
Freight and other reimbursables	354	132	—	486
Operating and maintenance	2,990	965	—	3,955
Selling, general and administrative	2,973	56	11,501	14,530
Impairment of intangible and long-lived assets	—	—	—	—
Gain on sale of business	—	—	(6,211)	(6,211)
Depreciation and amortization	4,942	—	—	4,942
Total operating costs	33,375	1,153	5,290	39,818
Operating income (loss)	17,053	93	(5,290)	11,856
Interest expense	8	—	13,841	13,849
Gain associated with derivative instruments	—	—	(6,092)	(6,092)
Foreign currency transaction loss (gain)	157	—	(55)	102
Other income, net	(151)	—	(42)	(193)
Provision for (benefit from) income taxes	417	(32)	—	385
Net income (loss)	$16,622	$125	$(12,942)	$3,805

	Nine Months Ended September 30, 2022
	Terminalling services	Fleet services	Corporate	Total
	(in thousands)
Revenues
Terminalling services	$84,872	$—	$—	$84,872
Terminalling services — related party	1,987	—	—	1,987
Fleet leases — related party	—	2,737	—	2,737
Fleet services — related party	—	896	—	896
Freight and other reimbursables	514	—	—	514
Freight and other reimbursables — related party	—	—	—	—
Total revenues	87,373	3,633	—	91,006
Operating costs
Subcontracted rail services	10,337	—	—	10,337
Pipeline fees	22,625	—	—	22,625
Freight and other reimbursables	514	—	—	514
Operating and maintenance	6,788	2,934	—	9,722
Selling, general and administrative	8,090	126	12,876	21,092
Impairment of intangible and long-lived assets	71,612	—	—	71,612
Gain on sale of business	—	—	—	—
Depreciation and amortization	17,362	—	—	17,362
Total operating costs	137,328	3,060	12,876	153,264
Operating income (loss)	(49,955)	573	(12,876)	(62,258)
Interest expense	122	—	6,603	6,725
Gain associated with derivative instruments	—	—	(13,800)	(13,800)
Foreign currency transaction loss	1,836	2	104	1,942
Other income, net	(47)	(3)	(5)	(55)
Provision for income taxes	884	121	—	1,005
Net income (loss)	$(52,750)	$453	$(5,778)	$(58,075)

Segment Adjusted EBITDA
The following tables present the computation of Segment Adjusted EBITDA, which is a measure of segment profitability disclosed in accordance with GAAP, for each of our segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Terminalling Services Segment	2023	2022	2023	2022
	(in thousands)
Net income (loss)	$1,739	$(69,955)	$16,622	$(52,750)
Interest income, net (1)	(56)	(18)	(139)	97
Depreciation and amortization	1,313	5,758	4,942	17,362
Provision for income taxes	571	473	417	884
Foreign currency transaction loss (2)	114	97	157	1,836
Loss associated with disposal of assets	—	—	—	3
Impairment of intangible and long-lived assets	—	71,612	—	71,612
Non-cash deferred amounts (3)	(180)	(1,475)	(3,482)	(3,361)
Segment Adjusted EBITDA attributable to Hardisty South entities prior to acquisition (4)	—	—	—	(258)
Segment Adjusted EBITDA	$3,501	$6,492	$18,517	$35,425

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Fleet Services Segment	2023	2022	2023	2022
	(in thousands)
Net income	$1	$132	$125	$453
Interest income (1)	—	(1)	—	(3)
Foreign currency transaction loss (gain) (2)	(4)	1	—	2
Provision for (benefit from) income taxes	$(10)	$73	$(32)	$121
Segment Adjusted EBITDA	$(13)	$205	$93	$573

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
Subsequent to September 30, 2023, we settled the interest rate swap discussed above for cash proceeds. Refer to Note 19. Subsequent Events for more information.
Derivative Positions
We record all of our derivative financial instruments at their fair values in the line items specified below within our consolidated balance sheets, the amounts of which were as follows at the dates indicated:

	September 30, 2023	December 31, 2022
	(in thousands)
Other current assets	$2,530	$1,448
Other non-current assets	275	—
Other non-current liabilities	—	(3,587)
	$2,805	$(2,139)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Gain associated with derivative instruments	$(3,187)	$(6,904)	$(6,092)	$(13,800)
We determine the fair value of our derivative financial instruments using third party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.
The following table presents summarized information about the fair values of our outstanding interest rate contracts for the periods indicated:

			September 30, 2023	December 31, 2022
	Notional	Interest Rate Parameters	Fair Value	Fair Value
			(in thousands)
Swap Agreements
Swap maturing October 2027	$175,000,000	3.956%	$2,805	$(2,139)

16. PARTNERS’ CAPITAL
Our common units represent limited partner interests in us. The holders of common units are entitled to participate in partnership distributions and to exercise the rights and privileges available to limited partners under our partnership agreement.
Pursuant to the terms of the First Amendment to the USD Partners LP Amended and Restated 2014 Long-Term Incentive Plan, which we refer to as the Amended LTIP Plan, our phantom unit awards, or Phantom Units, granted to directors and employees of our general partner and its affiliates, which are classified as equity, are converted into our common units upon vesting. Equity-classified Phantom Units totaling 588,422 vested during the first nine months in 2023, of which 393,240 were converted into our common units after 195,182 Phantom Units were withheld from participants for the payment of applicable employment-related withholding taxes. The conversion of these Phantom Units did not have any economic impact on Partners’ Capital, since the economic impact is recognized over the vesting period. Additional information and discussion regarding our unit based compensation plans is included below in Note 17. Unit Based Compensation.
Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis. The amount of distributions we pay under our cash distribution policy and the decision to make any distribution are determined by our general partner. On November 7, 2023, the board of directors of our general partner determined to continue the suspension of our quarterly cash distribution, through the quarter ended September 30, 2023. The board of directors of our general partner will continue to evaluate our distribution policy on a quarterly basis and will take into consideration commercial progress, including our ability to renew, extend or replace our customer agreements, our compliance with the covenants under the Credit Agreement and our liquidity position, as well as broader market conditions and the overall performance of our business. There can be no assurance that the reinstatement of distributions will occur in the near term, if at all.

17. UNIT BASED COMPENSATION
Long-term Incentive Plan
In 2023 and 2022, the board of directors of our general partner, acting in its capacity as our general partner, approved the grant of 714,725 and 625,732 Phantom Units, respectively, to directors and employees of our general partner and its affiliates under our Amended LTIP Plan. At September 30, 2023, we had 3,205,310 Phantom Units remaining available for issuance. The Phantom Units are subject to all of the terms and conditions of the Amended LTIP Plan and the Phantom Unit award agreements, which are collectively referred to as the Award Agreements. Award amounts for each of the grants are generally determined by reference to a specified dollar amount based on an allocation formula which included a percentage multiplier of the grantee’s base salary, among other factors, converted to a number of units based on the closing price of one of our common units preceding the grant date, as determined by the board of directors of our general partner and quoted on the NYSE.
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

The following tables present the award activity for our Equity-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2022	39,408	1,328,964	$6.91
Granted	39,408	616,758	$3.54
Vested	(39,408)	(549,014)	$7.74
Forfeited	—	(17,509)	$5.38
Phantom Unit awards at September 30, 2023	39,408	1,379,199	$5.02

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2021	26,272	1,317,493	$8.21
Granted	39,408	536,729	$5.85
Vested	(26,272)	(522,022)	$9.00
Forfeited	—	(3,236)	$6.21
Phantom Unit awards at September 30, 2022	39,408	1,328,964	$6.91
The following tables present the award activity for our Liability-classified Phantom Units:

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2022	13,136	56,847	$6.27
Granted	13,136	45,423	$3.54
Vested	(13,136)	(4,650)	$5.60
Phantom Unit awards at September 30, 2023	13,136	97,620	$4.94

	Director and Independent Consultant Phantom Units	Employee Phantom Units	Weighted-Average Grant Date Fair Value Per Phantom Unit
Phantom Unit awards at December 31, 2021	13,136	63,730	$7.26
Granted	13,136	36,459	$5.85
Vested	(13,136)	—	$4.82
Phantom Unit awards at September 30, 2022	13,136	100,189	$6.92
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
We recognized $0.9 million and $1.2 million, respectively, for the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, we recognized $2.8 million and $3.7 million of compensation expense associated with outstanding Phantom Units. As of September 30, 2023, we have unrecognized compensation expense associated with our outstanding Phantom Units totaling $5.1 million, which we expect to recognize over a weighted average period of 2.34 years. We have elected to account for actual forfeitures as they occur rather than using an estimated forfeiture rate to determine the number of awards we expect to vest.
We made payments to holders of the Phantom Units pursuant to the associated DERs we granted to them under the Award Agreements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Equity-classified Phantom Units (1)	$—	$170	$169	$500
Liability-classified Phantom Units	—	14	9	37
Total	$—	$184	$178	$537

(1)    We reclassified $2 thousand and $10 thousand to unit based compensation expense for DERs paid in relation to Phantom Units that have been forfeited for the three and nine months ended September 30, 2023, respectively. We reclassified $2 thousand for the three and nine months ended September 30, 2022, respectively, for forfeitures.
18. SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash paid for income taxes, net (1)	$1,477	$866
Cash paid for interest	$9,847	$4,873
Cash paid for operating leases	$1,090	$4,892

(1)    Includes the net effect of tax refunds of $11 thousand received in the second quarter of 2023 associated with prior period Canadian taxes and $84 thousand received in the second quarter of 2022 associated with carrying back U.S. net operating losses incurred during 2020 and prior periods allowed for by the provisions of the CARES Act.
For the nine months ended September 30, 2023 and 2022, we had non-cash investing activities for capital expenditures for property and equipment that were financed through “Accounts payable and accrued expenses” and “Accounts Payable and accrued expenses — related party” and an accrued reimbursement associated with our collaborative arrangement included in “Accounts receivable, net.” We also had non-cash financing activities associated with ongoing debt refinancing activities that were financed through “Accounts payable and accrued expenses” as presented in the table below for the periods indicated:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Property and equipment financed through accounts payable and accrued expenses	$(721)	$250
Accrued reimbursement of property and equipment	$133	$(139)
Debt refinancing activities financed through accounts payable and accrued expenses	$1,129	$—

We recorded $0.8 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively, for new, extended, canceled or declassified right-of-use lease assets and associated liabilities. See Note 8. Leases for further discussion.
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
19. SUBSEQUENT EVENTS
Credit Agreement — Letter Agreements
Letter Agreements
On October 6, 2023, we entered into a letter agreement, or the October Letter Agreement, related to our Credit Agreement with the lenders party thereto and Bank of Montreal, as administrative agent, or the Administrative Agent, to the Credit Agreement.
Pursuant to the October Letter Agreement, the lenders and Administrative Agent agreed to, among other things, extend the expiration date of the original waiver and forbearance from October 10, 2023 to November 3, 2023, and waive the event of default arising from non-payment of the interest due on October 10, 2023 until November 3, 2023. As a condition to the October Letter Agreement, among other things, we agreed to terminate our derivative interest rate swaps and apply all proceeds thereof to repayment of the obligations then outstanding under the Credit Agreement. In addition, the October Letter Agreement reduces the aggregate commitments under the Credit Agreement and the sublimit for letters of credit under the Credit Agreement to $195.9 million.
On November 1, 2023, we entered into a letter agreement, or the November Letter Agreement, related to our Credit Agreement with the lenders party thereto and the Administrative Agent.
Pursuant to the November Letter Agreement, the lenders and Administrative Agent have agreed to, among other things, (i) further extend the expiration date of the most recent waiver and forbearance to November 17, 2023 in respect of certain events of default or prospective events of default, including the event of default arising from non-payment of the interest due on October 10, 2023, and (ii) temporarily waive, until November 17, 2023, events of default arising from the non-payment of amounts due on the maturity date.
Derivative Financial Instrument Settlement
Based on the terms of the October Letter Agreement associated with our Credit Agreement discussed above, on October 10, 2023, we terminated and settled our existing interest rate swap for cash proceeds of $2.6 million. Per the terms of the October Letter Agreement, the proceeds from this settlement were sent directly to Bank of Montreal, the administrative agent of our Credit Agreement and were applied to the outstanding interest balance on our Credit Agreement on October 12, 2023.

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
In August 2023, we entered into an amendment to our Credit Agreement, pursuant to which, among other things, the lenders have agreed to forbear through and including October 10, 2023, from exercising any rights or remedies arising from certain defaults or events of default asserted by the Administrative Agent, which we disputed, or certain prospective defaults or events of default under the Credit Agreement and other loan documents arising from, among other things, any failure to disclose certain events that give or may give rise to a Material Adverse Effect, as defined in the Credit Agreement. On October 10, 2023, or upon the earlier termination of the forbearance, the Borrowers were deemed to have waived any defenses to the defaults or events of defaults asserted by the Administrative Agent. In November 2023, we entered into a letter agreement, which among other things, extended this forbearance period and temporarily waives, through November  17, 2023, events of default arising from the non-payment of amounts due on the maturity date. Refer to Liquidity and Capital Resources — Credit Agreement — Letter Agreements for more information. The maturity date of our Credit Agreement was November 2, 2023. The lenders under our Credit Agreement agreed to forbear and waive the event of default related to our failure to repay borrowings under the Credit Agreement through November 17, 2023, pursuant to the letter agreement, dated November 1, 2023, described under Liquidity and Capital Resources.
As a result of the end of such waiver and forbearance period being within 12 months after the date that these financial statements were issued, the amounts due under our Credit Agreement have been included in our going concern assessment. Our ability to continue as a going concern is dependent on the refinancing or the extension of the maturity date of our Credit Agreement. If we are unable to refinance or extend the maturity date of our Credit Agreement by November 17, 2023, we do not currently have sufficient cash on hand or available liquidity to repay the maturing Credit Agreement debt as it becomes due, nor do we expect cash flow from our current operations to provide sufficient funds for such repayment.
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
We are currently in discussions with our lenders and other potential capital providers and pursuing plans to refinance or replace our Credit Agreement or extend and amend the current obligations under the Credit Agreement, however we cannot make assurances that we will be successful in these efforts, or that any refinancing, extension or replacement would be on terms favorable to us. Moreover, our ability to refinance our outstanding indebtedness under, or extend the maturity date of, our Credit Agreement is expected to be negatively impacted to the extent we are unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals or experience further prolonged delays in doing so. As a result of our liquidity position, we may be required to sell assets, including the Stroud Terminal, for less than carrying value to satisfy debt obligations.
Due to the substantial doubt about our ability to continue as a going concern discussed above, as of September 30, 2023, we have recorded a valuation allowance against our deferred tax asset that is associated with our Canadian entities. The consolidated financial statements contained herein do not include any other adjustments that might result from the outcome of this uncertainty, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.
Refer to Part I. Item 1A. in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part II. Item 1A. Risk Factors in this Report for a discussion of risks associated with a default under our Credit Agreement.
Recent Developments
Continued Listing Standard Notice from New York Stock Exchange — Expected Delisting
On July 26, 2023, we received a notice from the New York Stock Exchange, or NYSE, that we are not in compliance with the continued listing criteria under Section 802.01C of the NYSE’s Listed Company Manual, or Section 802.01C, because the average closing price of our common units was less than $1.00 over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we have six months from the date of the receipt of the non-

compliance notice to cure the deficiency and regain compliance by having a closing price of at least $1.00 per unit on the last trading day of any calendar month during the six-month cure period and an average closing unit price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or by meeting such standards on the last trading day of the cure period. The notification has no immediate effect on the listing of our common units on the NYSE.
In addition, our common units could be delisted pursuant to Section 802.01B of the NYSE Listed Company Manual if our average market capitalization over a consecutive 30 trading-day period is less than $15 million. Our common units could also be delisted pursuant to Section 802.01D of the NYSE Listed Company Manual if the trading price of our common units on the NYSE is “abnormally low,” which has generally been interpreted to mean at levels below $0.16 per common unit. As of close of trading on November 6, 2023, our average market capitalization over the preceding 30 trading-days was approximately $16.5 million and the last reported sale price of our common units was $0.3996 per common unit. Based on the current price of our common units, our average market capitalization over a consecutive 30 trading-day period would fall below $15 million on November 17, 2023. In these events, we would not have an opportunity to cure such deficiencies and our common units would be suspended from trading immediately and the NYSE would initiate delisting procedures. Refer to Part II. Item 1A. Risk Factors — If we cannot regain compliance with the NYSE’s continued listing standards or we fail to maintain compliance with other NYSE continued listing standards, the NYSE will delist our common units, which could negatively affect us, the price of our common units and our unitholders’ ability to sell our common units. Based on the current price of our common units, we expect the NYSE will suspend our common units from trading on or about November 17, 2023 and immediately initiate delisting procedures in this Report.
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
In the fourth quarter of 2022, TC Energy had a pipeline outage on the entire Keystone pipeline system for 21 days. The entire pipeline was offline, which led to significant inventory builds in Canada. Given this event, Canadian crude oil inventory levels increased in the fourth quarter of 2022 and were at the higher end of the five year average. In the first quarter of 2023, the Keystone pipeline system came back online, which led to a minor storage draw and then storage levels stabilized. However, in the second quarter of 2023 the storage levels in Canada significantly decreased due to multiple supply and demand events. In May 2023, production levels for light oil grades were negatively impacted by the early onset of the Alberta wildfires. Additionally, production was also negatively impacted by planned oil sands maintenance on production facilities. Another factor that contributed to the decrease in Canadian inventories was the increase in U.S. refinery demand, as certain refineries came back online after an extended shut down period. The combination of these supply and demand events led to extraordinary inventory draws in the second quarter that resulted in historically low inventory levels beyond the five year range. In the third quarter of 2023, production started to come back online and began to recover from the impacts of the early onset Alberta wildfires and US refineries maintenance. These two events led to an overall increase in inventories for the third quarter of 2023; however, inventory levels were still below the five year average at the end of the quarter.
The demand for crude by rail egress was low in the third quarter due to planned and unplanned maintenance and increased pipeline egress availability due to drag reducing agent usage and favorable pipeline summer blending ratio requirements. However, given the supply and demand events discussed above, and based on the forecasted production increases in Canada we anticipate that inventory levels in the fourth quarter of 2023 will continue to build towards the higher end of the five year range. As inventory levels begin to build, we expect that pipeline apportionment levels will in turn grow which will potentially lead to higher demand for a crude by rail egress solution. The extent and duration of any increases in apportionment or inventory levels as well as higher demand for a crude by rail egress solutions are difficult to predict, if such increases occur at all.
Another factor that may contribute to the demand for a crude by rail egress solution is the significant regulatory and legal obstacles that pipeline projects and existing pipelines experience in the U.S and Canada. For example, it was announced by Trans Mountain Corporation, or TMC, that the total cost of the Trans Mountain Pipeline expansion project is now estimated to be C$30.9 billion but the cost could rise further due to recently announced construction obstacles. The federal government plans to sell the pipeline but the cost overruns could cause financial implications. TMC is currently working to secure external financing to fund the remaining cost of the project, but have been unsuccessful thus far. Trans Mountain Corporation stated that as of mid-August 2023, TMC was targeting the commencement of service on the pipeline system near the end of the first quarter of 2024. However, the timeline for completing the project may be in jeopardy because in late August 2023, TMC had to file for regulatory approval to modify a portion of the route of the pipeline project, which was approved in late September 2023. As environmental, regulatory, construction, tolling settlements, and political challenges to increase pipeline export capacity remain, we believe crude by rail exports will remain a valuable and viable egress alternative.
Our Hardisty Terminal, with established capacity and scalable designs, is well-positioned as a strategic outlet to meet takeaway needs when Western Canadian crude oil supplies exceed available pipeline takeaway capacity. Also, as previously discussed, in August 2021 USD along with its partner, successfully completed construction of and placed into service a diluent recovery unit, or DRU, adjacent to the Hardisty Terminal, as a part of a long-term solution to transport non-hazardous and non-flammable heavier grades of crude oil produced in Western Canada by rail. The DRU has been in ratable and successful operation since early 2022. Additionally, we believe our Stroud Terminal provides an advantageous rail destination for Western Canadian crude oil given the optionality provided by its connectivity to the Cushing hub and multiple refining centers across the United States. However, as another alternative, during the second quarter of 2023, our board of directors of our general partner approved the potential sale of the Stroud Terminal and we classified it as held for sale in our consolidated balance sheets as of June 30, 2023. We currently expect that a sale of the Stroud Terminal could occur in late 2023 or early 2024. Rail also generally provides a greater ability to preserve the specific quality of a customer’s product relative to pipelines, providing value to a producer or refiner. Although in the long-term we expect that these advantages could result in contract extensions and expansion opportunities across our terminal network, we have not been able to renew or replace contracts that expired in June 2022 and June 2023 and may not be able to renew or replace contracts that are expiring in January 2024. This will make it challenging for us to renew, extend or replace our amended Credit Agreement by the end of the current waiver and forbearance period on November 17, 2023.

Commercial Update
In June 2023, we entered into a three-month rail-to-truck terminalling services agreement with a new third-party customer at the Stroud Terminal. The short-term agreement includes take-or-pay provisions with a minimum volume commitment. The customer is entering into the agreement as a trial period to test the Stroud Terminal as a destination for its waxy crude oil production out of the Uinta Basin. The trial period commenced in August 2023. In October 2023, the customer elected to extend the terminalling services agreement through January 2024. If the testing period is successful, it is expected that a longer-term terminalling services agreement could be executed with the customer.

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
Fleet Services
We provide one of our customers with leased railcars and fleet services related to the transportation of liquid hydrocarbons by rail on take-or-pay terms under a master fleet services agreement. We do not own any railcars. We extended our master fleet services agreement through December 31, 2023. As of September 30, 2023, our railcar fleet consisted of 200 railcars, which we lease from a railcar manufacturer, all of which are coiled and insulated, or C&I, railcars. The weighted average remaining contract life on our railcar fleet is three months as of September 30, 2023.
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

The following table sets forth a reconciliation of “Net cash (used in) provided by operating activities,” the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and DCF:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Reconciliation of Net cash provided by (used in) operating activities to Adjusted EBITDA and Distributable cash flow:
Net cash provided by (used in) operating activities	$868	$13,521	$(1,020)	$28,969
Add (deduct):
Amortization of deferred financing costs	(340)	(271)	(998)	(899)
Deferred income taxes	10	(442)	9	(328)
Changes in accounts receivable and other assets	(74)	(12,153)	(1,193)	(11,541)
Changes in accounts payable and accrued expenses	(908)	7,482	(285)	5,159
Changes in deferred revenue and other liabilities	(2,777)	1,796	3,921	6,474
Interest expense, net	4,853	3,099	13,660	6,692
Provision for income taxes	561	546	385	1,005
Foreign currency transaction loss (1)	—	152	102	1,942
Non-cash deferred amounts (2)	(180)	(1,475)	(3,482)	(3,361)
Adjusted EBITDA attributable to Hardisty South entities prior to acquisition (3)	—	—	—	(258)
Adjusted EBITDA	2,013	12,255	11,099	33,854
Add (deduct):
Cash paid for income taxes, net (4)	(281)	(186)	(1,477)	(866)
Cash paid for interest	(1,441)	(2,513)	(9,847)	(4,873)
Maintenance capital expenditures	—	(6)	—	(56)
Cash paid for interest attributable to Hardisty South entities prior to acquisition (5)	—	—	—	59
Distributable cash flow	$291	$9,550	$(225)	$28,118

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
Adjusted EBITDA and DCF presented above for the three and nine months ended September 30, 2022 includes the impact of $0.1 million and $3.2 million of expenses incurred during the period associated with our drop down acquisition of the Hardisty South Terminal assets from our Sponsor, respectively, and for the nine months ended September 30, 2023 includes expenses incurred of $1.9 million associated with the divestiture of our Casper Terminal. We did not incur any additional expenses associated with the divestiture of our Casper Terminal during the three months ended September 30, 2023. Refer to Part I. Item 1. Financial Statements, Note 3. Acquisition and Dispositions of this Quarterly Report for more information.

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
•the desire from customers to enter into both short and longer term agreements for services at our terminals; and
•our ability to renew contracts with existing customers, enter into contracts with new customers, increase customer commitments and throughput volumes at our terminals, and provide additional ancillary services at those terminals.

General Trends and Outlook
We expect our business to continue to be affected by the key trends and recent developments discussed in Item 7. Management’s Discussion and Analysis of Financial Condition — Factors that May Impact Future Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and as discussed in Overview and Recent Developments — Recent Developments. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results. The unprecedented nature of the COVID-19 pandemic, as well as the ongoing conflicts in Ukraine and Gaza and their impact on world economic conditions, along with inflationary pressures, instability in certain financial institutions and the volatility in the oil and natural gas markets, have created increased uncertainty with respect to future conditions and our ability to accurately predict future results.
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
USD is currently in discussions with multiple existing customers regarding the expansion of its DRUbit™ by Rail™ program. If USD is successful, we expect that future customers of the Hardisty DRU project will enter into similar long-term, more sustainable commitments for terminalling services at our Hardisty Terminal. However, the timing and terms of any such commitments are difficult to predict, if such commitments occur at all.
Refer to the Growth Opportunities for our Operations section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for further information on USD’s DRU program.
Hardisty and Stroud Terminals Customer Contract Renewals and Expirations
In early April 2022, we completed the acquisition of 100% of the entities owning the Hardisty South Terminal assets from USDG. The combined Hardisty Terminal, which includes our legacy Hardisty Terminal and the acquired Hardisty South Terminal, now has the designed takeaway capacity of three and one-half unit trains per day, or approximately 262,500 barrels per day. Currently approximately 31% of the combined Hardisty Terminal’s capacity is contracted and generating revenue. Contracts representing approximately 26% of capacity expired in June 2022, and 23% expired June 30, 2023. Contracts representing approximately 14% of the capacity are expiring January 31, 2024, and the remaining 17% is expiring in mid-2031.
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
Management is focused on replacing the agreements that have expired or are set to expire at the Hardisty and Stroud Terminals with new, multi-year take or pay commitments and is actively engaging with current and new customers. We have not been able to renew and extend or replace the agreements that expired at the end of the second quarter of 2022 or at the end of the second quarter of 2023. We believe it will be challenging to replace such contracts during the last quarter of 2023 and to renew the Hardisty contract expiring in January 2024. However, management believes that there is a potential opportunity to enter into shorter term agreements at the Hardisty Terminal with customers in late 2023.
Additionally, management is marketing terminalling services at the Stroud Terminal to potential customers that may be in need of access to the numerous markets connected to the Cushing oil hub, and management believes that we will have the potential opportunity to increase utilization at the terminal sometime by the end of 2023. In June 2023, we entered into a three-month rail-to-truck terminalling services agreement with a new third-party customer at the Stroud Terminal. The short-term agreement includes take-or-pay provisions with a minimum volume commitment. The customer is entering into the agreement as a trial period to test the Stroud Terminal as a destination for its waxy crude oil production out of the Uinta Basin. The trial period commenced in August 2023. In October 2023, the customer elected to extend the terminalling services agreement through January 2024. If the testing period is successful, it is expected that a longer-term terminalling services agreement could be executed with the customer. Also, as another alternative, during the second quarter of 2023, our board of directors of our general partner approved the sale of the Stroud Terminal and we classified it has held for sale in our consolidated balance sheet. We currently expect that a sale of the Stroud Terminal could occur in late 2023 or early 2024.
The timing of any renewals or replacements, as well as the expected contracted rates are uncertain and difficult to predict, if such renewals or replacements occur at all. If and to the extent we continue to be unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals or experience continued delays in doing so, our revenue, cash flows from operating activities and Adjusted EBITDA will continue to be materially adversely impacted. This has adversely impacted and is expected to continue to adversely impact our ability to make distributions to our unitholders, and on November 7, 2023, the board of directors of our general partner determined to continue the suspension of our quarterly cash distributions to include the current quarter ended September 30, 2023. Refer to the discussion in Liquidity and Capital Resources below for further information. Refer to Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and Part I. Item 1A. in our Annual Report

on Form 10-K for the fiscal year ended December 31, 2022 for further discussion of certain risks relating to our customer contract renewals.
Potential Impact of Hardisty and West Colton Deficiency Credit Usage by Our Customers
As previously discussed, customers of our Hardisty and West Colton Terminals are obligated to pay a minimum monthly commitment fee for the capacity to load an allotted number of unit trains, representing a specified number of barrels per month. If a customer loads fewer unit trains than its allotted amount in any given month, that customer will receive a credit for up to 12 months, also referred to as a deficiency credit. This credit may be used to offset fees on throughput volumes in excess of the customer’s minimum monthly commitments in future periods to the extent capacity is available for the excess volume. Additionally, we could incur incremental costs associated with loading the additional trains for our customers if they have and use their accrued deficiency credits, but such costs are not expected to be material. Based on current circumstances and conversations with our customers, as of September 30, 2023 and December 31, 2022, we had $0.1 million and $0.4 million, respectively, of deferred revenues associated with the expected future usage of deficiency credits.
Liquidity Position
Our Credit Agreement, as amended by the letter agreement dated November 1, 2023, under which we had $195.9 million outstanding as of November 2, 2023, matured on November 2, 2023. We had unrestricted cash and cash equivalents of approximately $6.3 million as of November 2, 2023. If we are unable to renew or replace the revenue from customer contracts that expired in June 2023, our liquidity position will become more challenged in the last quarter of 2023. In light of these factors, we have engaged financial advisors and counsel to assist with evaluating and pursuing strategic options and financing sources for the Partnership. We are actively pursuing these strategic options. Our board of directors also continued the suspension of our cash distribution policy to include the current quarter ended September 30, 2023. On October 6, 2023 and November 1, 2023, we entered into letter agreements concerning our Credit Agreement as further discussed under Liquidity and Capital Resources — Credit Agreement — Letter Agreements. Refer to Part II. Item 1A. Risk Factors in this Report.
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
Casper Terminal Impairment and Disposition
In September 2022, we determined that recurring periods where cash flow projections were not met due to adverse market conditions at our Casper Terminal was an event that required us to evaluate our Casper Terminal asset group for impairment. Accordingly, we measured the fair value of our Casper Terminal asset group. As a result of the impairment analysis, we determined that the carrying value of the Casper Terminal asset group exceeded the fair value of the Casper Terminal as of September 30, 2022, the date of our evaluation and recognized an impairment loss of $71.6 million. In January 2023, we deemed these assets as held for sale and, on March 31, 2023, we sold our Casper Terminal to a third party. Refer to Part I. Item 1. Financial Statements, Note 3. Acquisitions and Dispositions of this Quarterly Report for a more comprehensive discussion of the sale of our Casper Terminal.

RESULTS OF OPERATIONS
We conduct our business through two distinct reporting segments: Terminalling services and Fleet services. We have established these reporting segments as strategic business units to facilitate the achievement of our long-term objectives, to aid in resource allocation decisions and to assess operational performance.
The following table summarizes our operating results by business segment and corporate charges for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating income (loss)
Terminalling services	$2,367	$(69,404)	$17,053	$(49,955)
Fleet services	(13)	205	93	573
Corporate and other	(2,933)	(3,262)	(5,290)	(12,876)
Total operating income (loss)	(579)	(72,461)	11,856	(62,258)
Interest expense	4,929	3,126	13,849	6,725
Gain associated with derivative instruments	(3,187)	(6,904)	(6,092)	(13,800)
Foreign currency transaction loss	—	152	102	1,942
Other income, net	(77)	(28)	(193)	(55)
Provision for income taxes	561	546	385	1,005
Net income (loss)	$(2,805)	$(69,353)	$3,805	$(58,075)
Summary Analysis of Operating Results
Changes in our operating results for the three and nine months ended September 30, 2023, as compared with our operating results for the three and nine months ended September 30, 2022, were primarily driven by:
•activities associated with our Terminalling services business including:
–lower revenues at our combined Hardisty Terminal due to a reduction in contracted capacity at our combined Hardisty Terminals that was effective July 1, 2022 and a further reduction in contracted capacity effective July 1, 2023;
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
–lower selling, general and administrative expenses at the Hardisty South Terminal associated with lower service fees that were paid to our Sponsor for the periods prior to our acquisition of the assets, as discussed in more detail below, coupled with a decrease in these costs due to the sale of our Casper Terminal that occurred at the end of the first quarter of 2023;
–an impairment loss on our intangible and long-lived assets at our Casper Terminal in 2022 before the sale of the Casper assets, with no similar occurrence in 2023; and
–lower depreciation and amortization expense associated with a decrease in the carrying value of the assets at our Casper Terminal due to an impairment that was recognized in September 2022 coupled with the discontinuation of depreciation and amortization for our Casper Terminal as the assets were classified as held for sale in January and then sold in March 2023. In addition, we discontinued depreciation at our Stroud Terminal as the assets are currently classified as held for sale.

•lower non-cash gain year-to-date on our interest rate derivatives associated with decreases in the fair value of our interest rate derivatives resulting from decreases in the interest rate index upon which the derivative values are based in 2023 as compared with the gain in 2022;
•lower corporate selling, general and administrative expense primarily due to transaction costs incurred during the first part of 2022 related to our Hardisty South acquisition with no similar occurrence for the same period in 2023, partially offset by costs related to our divestiture of the Casper Terminal in the current year with no similar expenses in 2022 as discussed in more detail below;
•a gain on the sale of our Casper Terminal recognized in 2023 with no similar occurrence in 2022; and
•an increase in corporate interest expense primarily due to higher interest rates.
A comprehensive discussion of our operating results by segment is presented below.

RESULTS OF OPERATIONS — BY SEGMENT
TERMINALLING SERVICES
The following table sets forth the operating results of our Terminalling services business and the approximate average daily throughput volumes of our terminals for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenues
Terminalling services	$10,525	$20,015	$50,074	$86,859
Freight and other reimbursables	49	254	354	514
Total revenues	10,574	20,269	50,428	87,373
Operating costs
Subcontracted rail services	2,210	2,742	7,818	10,337
Pipeline fees	2,991	5,735	14,298	22,625
Freight and other reimbursables	49	254	354	514
Operating and maintenance	807	1,919	2,990	6,788
Selling, general and administrative	837	1,653	2,973	8,090
Impairment of intangible and long-lived assets	—	71,612	—	71,612
Depreciation and amortization	1,313	5,758	4,942	17,362
Total operating costs	8,207	89,673	33,375	137,328
Operating income (loss)	2,367	(69,404)	17,053	(49,955)
Interest expense	4	4	8	122
Foreign currency transaction loss	114	97	157	1,836
Other income, net	(61)	(23)	(151)	(47)
Provision for income taxes	571	473	417	884
Net income (loss)	$1,739	$(69,955)	$16,622	$(52,750)
Average daily terminal throughput (bpd)	47,880	70,777	51,063	77,289
Three months ended September 30, 2023, compared with the three months ended September 30, 2022
Terminalling Services Revenue
Revenue generated by our Terminalling services segment decreased $9.7 million to $10.6 million for the three months ended September 30, 2023, as compared with $20.3 million for the three months ended September 30, 2022. This decrease was primarily due to lower revenues at our combined Hardisty Terminal due to a reduction in contracted capacity at our combined Hardisty Terminal that was effective July 1, 2023, as discussed above in General Trends and Outlook. In addition, we had a decrease in revenue due to the sale of our Casper Terminal that occurred at the end of the first quarter of 2023.
Our average daily terminal throughput decreased 22,897 bpd to 47,880 bpd for the three months ended September 30, 2023, as compared with 70,777 bpd for the three months ended September 30, 2022. Our throughput volumes decreased primarily due to a decrease in throughput volumes at our Hardisty Terminal volumes resulting from a reduction in the contracted capacity at our terminals effective July 1, 2023, as discussed above. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from our customers, which are recognized as revenue as we provide terminalling services.

Our terminalling services revenue for the three months ended September 30, 2023, would have been $0.1 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended September 30, 2023, was the same as the average exchange rate for the three months ended September 30, 2022. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7454 for the three months ended September 30, 2023 as compared with 0.7665 for the three months ended September 30, 2022.
Operating Costs
The operating costs of our Terminalling services segment decreased $81.5 million to $8.2 million for the three months ended September 30, 2023, as compared with $89.7 million for the three months ended September 30, 2022. The decrease was primarily attributable to the impairment of intangible and long-lived assets recognized in the three months ended September 30, 2022, with no similar occurrence in the same period of 2023 coupled with lower subcontracted rail service costs, pipeline fees, operating and maintenance expenses, selling, general, and administrative expenses and depreciation and amortization.
Our terminalling services operating costs for the three months ended September 30, 2023, would have been $0.2 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the three months ended September 30, 2023, was the same as the average exchange rate for the three months ended September 30, 2022.
Subcontracted rail services. Our costs for subcontracted rail services decreased $0.5 million to $2.2 million for the three months ended September 30, 2023, as compared with $2.7 million for the three months ended September 30, 2022, primarily due to decreased throughput at our terminals as discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our combined Hardisty Terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our combined Hardisty Terminal less direct operating costs. Our pipeline fees decreased $2.7 million to $3.0 million for the three months ended September 30, 2023 as compared with $5.7 million for the three months ended September 30, 2022, due to lower revenues at the combined Hardisty Terminal as discussed above.
Operating and maintenance. Operating and maintenance expense decreased $1.1 million to $0.8 million for the three months ended September 30, 2023, as compared with $1.9 million for the three months ended September 30, 2022. The decrease is primarily due to higher costs in the three months ended September 2022 related to idling our Stroud Terminal with no similar expenses for the same period in 2023 accompanied by lower costs incurred at our combined Hardisty Terminals resulting from the decreased throughput at the terminals, as previously discussed. We also had a decrease in operating and maintenance expenses due to the sale of our Casper Terminal that occurred at the end the first quarter of 2023.
Selling, general and administrative. Selling, general and administrative expense decreased $0.8 million to $0.8 million for the three months ended September 30, 2023, as compared with the three months ended September 30, 2022. The decrease is primarily attributable to the sale of our Casper Terminal that occurred at the end of the first quarter of 2023 coupled with lower costs at our Hardisty Terminal associated with decreased throughput as discussed above.
Impairment of intangibles and long-lived assets. In September 2022, as a result of our impairment testing, we recognized an impairment loss on our intangibles and long-lived assets of $71.6 million for the three months ended September 30, 2022 with no similar occurrence for the three months ended September 30, 2023.
Depreciation and amortization. Depreciation and amortization expense decreased $4.4 million to $1.3 million for the three months ended September 30, 2023, as compared with the three months ended September 30, 2022. This decrease is primarily associated with the sale of our Casper Terminal. In addition, we discontinued the depreciation and amortization of our Stroud Terminal assets as the assets are currently classified as held for sale.

Nine months ended September 30, 2023, compared with the nine months ended September 30, 2022
Terminalling Services Revenue
Revenue generated by our Terminalling services segment decreased $36.9 million to $50.4 million for the nine months ended September 30, 2023, as compared with the nine months ended September 30, 2022. This decrease was primarily lower due to a reduction in contracted capacity at our combined Hardisty Terminal that was effective July 1, 2022, coupled with an additional reduction in contracted capacity that was effective July 1, 2023, as discussed above in General Trends and Outlook. Revenues were also lower at our Hardisty Terminal due to an unfavorable variance in the Canadian exchange rate on our Canadian-dollar denominated contracts to date during 2023 as compared to the same period in 2022, discussed in more detail below. Revenue was also lower at our Stroud Terminal due to the conclusion of our sole customer contract that was effective July 1, 2022, as discussed above in Factors Affecting the Comparability of our Financial Results. In addition, we recognized deferred revenues at our Stroud Terminal that were previously deferred in 2022 associated with the make-up right options we granted to our customers with no similar occurrence in the current year.
Our average daily terminal throughput decreased 26,226 bpd to 51,063 bpd for the nine months ended September 30, 2023, as compared with 77,289 bpd for the nine months ended September 30, 2022. Our throughput volumes decreased primarily due to a decrease in throughput volumes at our Hardisty Terminal volumes resulting from a reduction in the contracted capacity at our terminals effective July 1, 2022 and additionally July 1, 2023. Our volumes also decreased at our Stroud Terminal due to the previously discussed conclusion of our sole customer contract effective July 1, 2022, which also lead to a decrease in volumes at our combined Hardisty Terminal, as it is the origination terminal for volumes delivered to our Stroud Terminal. Our terminalling services revenues are recognized based upon the contractual terms set forth in our agreements that contain primarily “take-or-pay” provisions, where we are entitled to the payment of minimum monthly commitment fees from customers, which are recognized as revenues as we provide terminalling services.
Our terminalling services revenue for the nine months ended September 30, 2023, would have been $1.4 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the nine months ended September 30, 2023, was the same as the average exchange rate for the nine months ended September 30, 2022. The average exchange rate for the Canadian dollar in relation to the U.S. dollar was 0.7432 for the nine months ended September 30, 2023 as compared with 0.7798 for the nine months ended September 30, 2022.
Operating Costs
The operating costs of our Terminalling services segment decreased $104.0 million to $33.4 million for the nine months ended September 30, 2023, as compared with the nine months ended September 30, 2022. The decrease was primarily attributable to the impairment of intangible and long-lived assets in the nine months ended September 30, 2022 with no similar occurrence in the same period of 2023, coupled with lower subcontracted rail services costs, pipeline fees, operating and maintenance expenses, selling, general and administrative expenses and depreciation and amortization for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Our terminalling services operating costs for the nine months ended September 30, 2023, would have been $1.4 million more if the average exchange rate for the Canadian dollar in relation to the U.S. dollar for the nine months ended September 30, 2023, was the same as the average exchange rate for the nine months ended September 30, 2022.
Subcontracted rail services. Our costs for subcontracted rail services decreased $2.5 million to $7.8 million for the nine months ended September 30, 2023, as compared with $10.3 million for the nine months ended September 30, 2022, primarily due to decreased throughput at our terminals as discussed above.
Pipeline fees. We incur pipeline fees related to a facilities connection agreement with Gibson for the delivery of crude oil from Gibson’s Hardisty storage terminal to our Hardisty Terminal via pipeline. The pipeline fees we pay to Gibson are based on a predetermined formula, which includes amounts collected from customers at our combined Hardisty Terminal less direct operating costs. Our pipeline fee decreased $8.3 million to $14.3 million for the nine months ended September 30, 2023 as compared with $22.6 million for the nine months ended September 30, 2022, primarily due to lower revenues at our combined Hardisty Terminal as discussed above.
Operating and maintenance. Operating and maintenance expense decreased $3.8 million to $3.0 million for the nine months ended September 30, 2023, as compared with $6.8 million for the nine months ended September 30, 2022. The decrease is primarily due to lower costs incurred associated with the decreased throughput at the Stroud and combined Hardisty Terminals, as previously discussed, coupled with costs in 2022 related to idling our Stroud Terminal with no similar expenses in 2023. In addition, we had a decrease in operating and maintenance expenses due to the sale of the Casper Terminal in the first quarter of 2023.
Selling, general and administrative. Selling, general and administrative expense decreased $5.1 million to $3.0 million for the nine months ended September 30, 2023, as compared with $8.1 million for the nine months ended September 30, 2022. The decrease is primarily attributable to lower costs at the Hardisty South Terminal associated with services fees paid to our Sponsor in the first quarter of 2022. Prior to our acquisition of the Hardisty South entities, USD and the Hardisty South entities entered into a services agreement for the provision of services related to the management and operation of transloading assets. Services provided consisted of financial and administrative, information technology, legal, management, human resources, and tax, among other services. Upon our acquisition of the entities effective April 1, 2022, this services agreement was canceled and a similar agreement was established with us. This results in the service fee income being allocated to us, and therefore offsetting the expense in the Hardisty South Terminal entity subsequent to the acquisition date of April 1, 2022. Refer to Part I. Item 1. Financial Statements, Note 12. Transactions with Related Party of this Quarterly Report for more information. In addition, selling, general and administrative expenses decreased due to the sale of our Casper Terminal that occurred at the end of the first quarter of 2023.
Impairment of intangibles and long-lived assets. In September 2022, as a result of our impairment testing, we recognized an impairment loss on our intangibles and long-lived assets of $71.6 million for the nine months ended September 30, 2022 with no similar occurrence for the nine months ended September 30, 2023.
Depreciation and amortization. Depreciation and amortization expense decreased $12.4 million to $4.9 million for the nine months ended September 30, 2023, as compared with the nine months ended September 30, 2022. This decrease is associated primarily with the decrease in carrying value of the assets at the Casper Terminal due to the impairment that was recognized in September 2022. In addition, we discontinued the depreciation and amortization of our Casper Terminal assets for the current year as the assets were classified as held for sale in January 2023 and sold on March 31, 2023. We also discontinued the depreciation of our Stroud Terminal assets in the current year, as the assets are currently classified as held for sale.
Other Expenses (Income)
Interest Expense (Income). Interest expense decreased $114 thousand for the nine months ended September 30, 2023, as compared with the nine months ended September 30, 2022. Prior to our acquisition, the Hardisty South entities had a Construction Loan Agreement which was assumed in March 2022 by a related party subsidiary of our Sponsor. The decrease in interest expense associated with the Hardisty South Construction Loan Agreement is due to no outstanding balance during 2023 as compared to a balance during most of the first quarter of 2022.

FLEET SERVICES
The following table sets forth the operating results of our Fleet services segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenues
Fleet leases	$373	$912	$943	$2,737
Fleet services	—	298	171	896
Freight and other reimbursables	130	—	132	—
Total revenues	503	1,210	1,246	3,633
Operating costs
Freight and other reimbursables	130	—	132	—
Operating and maintenance	372	969	965	2,934
Selling, general and administrative	14	36	56	126
Total operating costs	516	1,005	1,153	3,060
Operating income (loss)	(13)	205	93	573
Foreign currency transaction loss (gain)	(4)	1	—	2
Other income, net	—	(1)	—	(3)
Provision for (benefit from) income taxes	(10)	73	(32)	121
Net income	$1	$132	$125	$453
Three months ended September 30, 2023, compared with the three months ended September 30, 2022
Operating Results
Revenues generated by our Fleet services segment decreased by $0.7 million to $0.5 million for the three months ended September 30, 2023, as compared with $1.2 million for the three months ended September 30, 2022. This revenue decrease was primarily due to master fleet service agreements that were renewed and extended in the fourth quarter of 2022 and the second quarter of 2023 at reduced market rates compared to the prior periods, while the volume of rail cars remained constant throughout the same period.
Operating and maintenance expenses decreased $0.6 million to $0.4 million for the three months ended September 30, 2023, as compared with $1.0 million for the three months ended September 30, 2022. The decrease is primarily due to lower rent costs negotiated with the renewed and extended master fleet service agreements referenced above.
Nine months ended September 30, 2023, compared with the nine months ended September 30, 2022
The results for our Fleet services segment for the nine months ended September 30, 2023, as compared to the same period in 2022, changed for the same reasons as noted in the three month analysis above.

CORPORATE ACTIVITIES
The following table sets forth our corporate charges for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating costs
Selling, general and administrative	$2,942	$3,262	$11,501	$12,876
Gain on sale of business	(9)	—	(6,211)	—
Operating loss	(2,933)	(3,262)	(5,290)	(12,876)
Interest expense	4,925	3,122	13,841	6,603
Gain associated with derivative instruments	(3,187)	(6,904)	(6,092)	(13,800)
Foreign currency transaction loss (gain)	(110)	54	(55)	104
Other income, net	(16)	(4)	(42)	(5)
Net income (loss)	$(4,545)	$470	$(12,942)	$(5,778)
Three months ended September 30, 2023, compared with the three months ended September 30, 2022
Costs associated with our corporate activities increased $5.0 million to $4.5 million of expense for the three months ended September 30, 2023, as compared to $0.5 million of income for the three months ended September 30, 2022.
Our corporate selling, general and administrative expenses decreased $0.3 million to $2.9 million for the three months ended September 30, 2023, compared with the three months ended September 30, 2022. The decrease is primarily due to costs associated with our acquisition of Hardisty South incurred in the three months ended September 30, 2022 with no comparable expense in 2023 for the same period.
Interest expense costs increased $1.8 million to $4.9 million for the three months ended September 30, 2023, as compared with $3.1 million for the same period in 2022. The primary factor driving the increase in interest expense was an increase in interest rates during the period as compared to the same period in 2022, partially offset by a slight decrease in interest costs associated with a decreased balance of debt outstanding. In addition, we had a non-cash gain of $3.2 million recognized on our interest rate derivatives for the three months ended September 30, 2023, as compared to a non-cash gain of $6.9 million for the same period in 2022.
Nine months ended September 30, 2023, compared with the nine months ended September 30, 2022
Costs associated with our corporate activities increased $7.2 million to $12.9 million for the nine months ended September 30, 2023, as compared with the nine months ended September 30, 2022.

Our corporate selling, general and administrative expenses decreased $1.4 million to $11.5 million for the nine months ended September 30, 2023, as compared with the nine months ended September 30, 2022. The decrease is primarily due to transaction costs incurred in 2022 associated with the Hardisty South acquisition, with no acquisition expenses incurred in 2023, partially offset by expenses incurred during the nine months ended September 30, 2023 related to the divestiture of our Casper Terminal and legal costs incurred in connection with an internal corporate jurisdictional reorganization. Our results for the first nine months of 2023 also included a gain on sale of business of $6.2 million associated with our sale of the Casper Terminal, with no similar occurrence in 2022. Refer to Part I. Item 1. Financial Statements, Note 3. Acquisitions and Dispositions of this Quarterly Report for more information.

Interest expense costs increased $7.2 million to $13.8 million for the nine months ended September 30, 2023, as compared with $6.6 million for the same period in 2022. The primary factor driving the increase in interest expense was an increase in interest rates during the period as compared to the same period in 2022. In addition, we recognized a lower non-cash gain in our interest rate derivatives of $6.1 million for the nine months ended September 30, 2023, as compared to a non-cash gain of $13.8 million for the same period in 2022.

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
Liquidity Sources and Available Liquidity
We have historically expected our sources of liquidity to include borrowings under our Credit Agreement, issuances of debt securities and additional partnership interests as well as cash generated from our operating activities. If we are able to refinance and/or extend the maturity of our Credit Agreement and recontract the capacity subject to expired and expiring contracts, then we believe that cash generated from these sources will be sufficient to meet our ongoing working capital and capital expenditure requirements for the next 12 months following the filing of this Report. If we are not able to refinance or extend the maturity of our Credit Agreement by the end of the current waiver and forbearance period, or we fail to recontract the capacity subject to expired contracts, then, as discussed below, there is substantial doubt about our ability to continue as a going concern, and we would not expect to have liquidity sufficient to meet our ongoing working capital and capital expenditure requirements for the next 12 months following the filing of this Report.
Our Credit Agreement, under which we had $195.9 million outstanding as of November 2, 2023, matured on November 2, 2023. We had unrestricted cash and cash equivalents of approximately $6.3 million as of November 2, 2023. Thus far, we have been unable to renew or replace the revenue from customer contracts that expired in June 2022 and June 2023, which is making our liquidity position more challenged in the last quarter of 2023. In light of these factors, we have engaged financial advisors and counsel to assist with evaluating and pursuing strategic options and financing sources for the Partnership. Our board of directors also continued with suspension of our cash distribution policy to include the current quarter ended September 30, 2023. In October and November 2023, we entered into letter agreements related to our Credit Agreement as further discussed under Liquidity and Capital Resources — Credit Agreement — Letter Agreements.
For information regarding our Credit Agreement see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part I. Item 1. Financial Statements, Note 10. Debt and Note 19. Subsequent event of this Quarterly Report and Credit Agreement — Letter Agreements below.
Credit Agreement — Letter Agreements
On October 6, 2023, we entered into a letter agreement, or the October Letter Agreement, on our Credit Agreement with the lenders party thereto and Bank of Montreal, as administrative agent, or the Administrative Agent, to the Credit agreement.
Pursuant to the October Letter Agreement, the lenders and Administrative Agent have agreed to, among other things, extend the expiration date of the original waiver from October 10, 2023 to November 3, 2023, and waive the event of default arising from non-payment of the interest due on October 10, 2023 until November 3, 2023. As a condition to the October Letter Agreement, among other things, we agreed to terminate our derivative interest rate swaps and apply all proceeds thereof to repayment of the interest then outstanding under the Credit Agreement. In addition, the October Letter Agreement reduces the aggregate commitments under the Credit Agreement and the sublimit for letters of credit under the Credit Agreement to $195.9 million.

On November 1, 2023, we entered into a letter agreement, or the November Letter Agreement, related to our Credit Agreement with the lenders party thereto and the Administrative Agent.
Pursuant to the November Letter Agreement, the lenders and Administrative Agent have agreed to, among other things, (i) further extend the expiration date of the most recent waiver and forbearance to November 17, 2023 in respect of certain events of default or prospective events of default, including the event of default arising from non-payment of the interest due on October 10, 2023, and (ii) temporarily waive, until November 17, 2023, events of default arising from the non-payment of amounts due on the maturity date.
As agreed previously, we have agreed not to make any additional requests for new borrowings or letters of credit, or convert outstanding loans from one type to another, in each case under the Credit Agreement, which may further impact our liquidity. At September 30, 2023, we were not in compliance with the total leverage ratio and interest coverage covenants set forth in our Credit Agreement. However, we were not considered to be in default with our banks due to the agreed upon forbearance period as discussed.
We intend to continue to work constructively with our lenders and other potential capital providers to refinance, extend or replace our Credit Agreement on or prior to November 17, 2023. However, we cannot make assurances that we will be successful in these efforts, or that any refinancing, extension or replacement would be on terms favorable to us. Moreover, our ability to refinance our outstanding indebtedness under, or extend the maturity date of, our Credit Agreement is expected to be negatively impacted to the extent we are unable to renew, extend or replace our customer agreements at the Hardisty and Stroud Terminals or experience further prolonged delays in doing so.
The above description of the terms of the Letter Agreements do not purport to be complete and is qualified in its entirety by the full text of the Letter Agreements, which are filed as Exhibit 10.2 and 10.3 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
Derivative Financial Instrument Settlement
Based on the terms of the October Letter Agreement associated with our Credit Agreement discussed above, on October 10, 2023, we terminated and settled our existing interest rate swap for cash proceeds of $2.6 million. Per the terms of the October Letter Agreement, the proceeds from this settlement were sent directly to Bank of Montreal, the administrative agent of our Credit Agreement and were applied to outstanding interest balance on our Credit Agreement on October 12, 2023.
Going Concern
Refer to Overview and Recent Developments - Going Concern above for discussion on our ability to continue as a going concern, as of the date of this report.
Available Liquidity
Our available liquidity is comprised of our cash and cash equivalents, which was $8.7 million as of September 30, 2023. On August 8, 2023, we executed an amendment to our Credit Agreement. Pursuant to this amendment, among other things, we agreed that we will not make any additional requests for new borrowings or letters of credit, or convert outstanding loans from one type to another, in each case under the Credit Agreement. Therefore, as of September 30, 2023 we have no available capacity under our Credit Agreement.
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

Cash Flows
The following table and discussion summarize the cash flows associated with our operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(1,020)	$28,969
Investing activities	31,954	(73,631)
Financing activities	(24,127)	40,049
Effect of exchange rates on cash	(91)	703
Net change in cash, cash equivalents and restricted cash	$6,716	$(3,910)
Operating Activities
We had net cash used in operating activities of $1.0 million for the nine months ended September 30, 2023, as compared with net cash provided by operating activities of $29.0 million for the nine months ended September 30, 2022. The decrease in cash from operating activities is primarily attributable to the changes in cash flow derived from our operating results as discussed above in Results of Operations. The net change in net cash provided by operating activities was also impacted by the timing of receipts and payments on accounts receivable, accounts payable and deferred revenue balances.
Investing Activities
Net cash provided by investing activities increased to $32.0 million for the nine months ended September 30, 2023 as compared to a cash use of $73.6 million for the nine months ended September 30, 2022. The amounts provided by investing activities in 2023 is primarily due to the net proceeds received in the first quarter of 2023 from the divestiture of our Casper Terminal that occurred in March 2023. The amounts used in investing activities for 2022 is primarily due to the acquisition of Hardisty South Terminal from USD, which included a cash payment of $75 million. Refer to Part I. Item 1. Financial Statements, Note 3. Acquisition and Dispositions of this Quarterly Report for more information.
Financing Activities
Net cash used by financing activities decreased to $24.1 million for the nine months ended September 30, 2023 as compared with net cash provided by financing activities of $40.0 million for the nine months ended September 30, 2022. Our payments on our long-term debt decreased $3.3 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. We also received proceeds from our long-term debt of $75.0 million in the nine months ended September 30, 2022 used for the acquisition of Hardisty South compared with no borrowings in the same period of 2023. In addition, in the third quarter of 2023, we paid costs associated with the ongoing refinancing process of our Credit Agreement of $2.0 million for the nine months ended September 30, 2023, with no similar expenditures in 2022. There was also a significant decrease in cash paid for distributions and a decrease in cash paid for participant withholding taxes associated with vested Phantom Units during the nine months ended September 30, 2023, as compared to the same period in 2022.
Cash Requirements
Our primary requirements for cash are: (1) financing current operations, (2) servicing our debt, (3) funding capital expenditures, including potential acquisitions and the costs to construct new assets, and (4) making distributions to our unitholders. We expect to fund future cash requirements from cash on our balance sheet, cash flow generated from our operating activities, and the issuance of additional partnership interests or long-term debt.

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
Our partnership agreement requires that we categorize our capital expenditures as either expansion capital expenditures, maintenance capital expenditures, or investment capital expenditures. Although we have not experienced significant maintenance capital expenditures in prior years, as the age and usage of our assets increase, we expect that costs we incur to maintain them in compliance with sound business practice, our contractual relationships and applicable regulatory requirements will likely increase. Some of these costs will be characterized as maintenance capital expenditures. We incurred no maintenance capital expenditures during the nine months ended September 30, 2023. Our total expansion capital expenditures for the nine months ended September 30, 2023 was $0.6 million.
Debt Service
We anticipate reducing our outstanding indebtedness to the extent we generate cash flows in excess of our operating and investing needs. During the nine months ended September 30, 2023, we received no proceeds from borrowings and made $19.1 million repayments on our Credit Agreement.
Refer to Part I. Item 1. Financial Statements, Note 10. Debt and Note 19. Subsequent event of this Quarterly Report for more information.
Distributions
Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis, and we do not have a legal obligation to distribute any particular amount per common unit.
On November 7, 2023, the board of directors of our general partner determined to continue the suspension of our quarterly cash distribution, effective for the quarter ended September 30, 2023 and utilize free cash flow to support our operations and to potentially pay down debt. The Board will continue to evaluate our distribution policy on a quarterly basis and will take into consideration commercial progress, including our ability to renew, extend or replace our customer agreements, our compliance with the covenants under the Credit Agreement and our liquidity position, as well as broader market conditions and the overall performance of our business. There can be no assurance that the reinstatement of distributions will occur in the near term, if at all.
In January 2023, we executed an amendment to our Credit Agreement. Under the Credit Agreement beginning January 31, 2023 and continuing through the end of the forbearance period on November 17, 2023, as described in the letter agreement dated November 1, 2023, our ability to make distributions, other restricted payments and investments will be more limited than prior to closing the Amendment if our Consolidated Net Leverage Ratio, pro forma for such distribution, other restricted payment or investment, exceeds 4.5x, or our pro forma liquidity is less than $20 million. As of September 30, 2023, our Consolidated Net Leverage Ratio exceeded 4.5x and as a result we were prohibited by the terms of our Credit Agreement from paying a distribution. Refer to Part I. Item 1. Financial Statements, Note 10. Debt and Note 19. Subsequent event of this Quarterly Report for more information.
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
Stroud Terminal
During the second quarter of 2023 our board of directors of our general partner approved the sale of the Stroud Terminal and we classified it has held for sale in our consolidated balance sheets. We currently expect that a sale of the terminal could occur in late 2023 or early 2024. The Stroud Terminal is included in our Terminalling Services Segment.
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
As indicated above, our estimate of fair value for the Stroud Terminal required us to use significant unobservable inputs representative of Level 3 fair value measurements, including assumptions related to the future performance of our Stroud Terminal. During the second quarter of 2023, we completed the fair value analysis and determined that the fair value of the Stroud Terminal exceeded its carrying value at May 31, 2023. A loss would have resulted if our estimate of the fair value of the Stroud Terminal was approximately 55% less than the amount determined. We re-evaluated the fair value of our Stroud Terminal at September 30, 2023 and determined that the fair value exceeded the carrying value and we continue to have no identified impairment. As a result of our liquidity position, we may be required to sell assets, including the Stroud Terminal, for less than carrying value to satisfy debt obligations.
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
Item 4.    Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and to ensure information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We did not make any changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Events of default may occur under our Credit Agreement. If an event of default occurs and lenders under our Credit Agreement accelerate the obligations thereunder, we do not expect to be able to repay the obligations that become immediately due and will have severe liquidity restraints. We are currently not projected to have sufficient cash on hand or available liquidity to repay the Credit Agreement should the lenders not agree to a forbearance or provide a further waiver or amendment and declare all outstanding indebtedness thereunder to be immediately due and payable. On August 8, 2023, we entered into an amendment to our Credit Agreement, or the Amendment, pursuant to which, among other things, the lenders have agreed to forbear through and including October 10, 2023, from exercising any rights or remedies arising from certain defaults or events of default asserted by the Administrative Agent, which we disputed, or certain prospective defaults or events of default under the Credit Agreement and other loan documents arising from, among other things, any failure to disclose certain events that give or may give rise to a Material Adverse Effect. Pursuant to the Amendment, among other things, we agreed we will not make any additional requests for new borrowings or letters of credit, or convert outstanding loans from one type to another, in each case under the Credit Agreement, which may further impact our liquidity. Refer to Part I, Item 1. Financial Statements Note 10. Debt of this Report for more information. Pursuant to a subsequent letter agreement, as described above, the lenders and Administrative Agent have agreed to, among other things, extend the expiration date of the original waiver from October 10, 2023 to November 17, 2023. Upon any occurrence of events of default under the Credit Agreement other than those that are the subject of the Amendment and letter agreements or the failure by us to perform under the terms of the Amendment or letter agreements, the forbearance under the letter agreements may be terminated earlier than November 17, 2023. On November 17, 2023, or upon the earlier termination of the forbearance under the Amendment and letter agreements, the Borrowers will be deemed to have waived any defenses to the defaults or events of default asserted by the Administrative Agent. We intend to continue to work constructively with our lenders and other potential capital providers to refinance, extend or replace our Credit Agreement on or prior to November 17, 2023. However, we cannot make assurances that we will be successful in these efforts, or that any refinancing, extension or replacement would be on terms favorable to us, which terms may involve restricted access to borrowings, required asset sales or other limitations on operations of our business.
Our efforts to renew or replace our existing Credit Agreement, including through additional financing sources, and maintain sufficient liquidity may not be successful and we may be required to sell all or a portion of our assets or seek relief under Chapter 7 of the U.S. Bankruptcy Code.
As discussed above under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have engaged financial advisors and counsel to assist with evaluating and pursuing strategic options and financing sources for the Partnership, which has further restrained our liquidity position. However, we cannot make assurances that we will be successful in our efforts to renew or replace our expiring Credit Agreement and maintain sufficient liquidity, or that any such renewal or replacement financing would be available on terms favorable to us, if at all. Our ability to renew or replace our Credit Agreement depends upon many factors, including our business performance, our ability to renew, extend or replace expired or expiring customer agreements at the Hardisty and Stroud Terminals, the nature and accuracy of financial projections and the assumptions underlying them, the value and sufficiency of collateral, prospects and creditworthiness, external economic and market conditions and general liquidity in the credit and capital markets. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities and distributions. The terms of any debt securities issued or loan agreements entered into could also impose significant restrictions on our operations and distributions. If we sell additional assets or interests in assets, we would no longer receive any cash flow associated with such assets in the longer term.
If we are unsuccessful in these efforts, it will have a material adverse effect on our business and financial position and we may choose to pursue a filing under Chapter 7 under the U.S. Bankruptcy Code. Seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. For as long as a bankruptcy proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. Bankruptcy court protection also could make it more difficult to retain management and other key personnel necessary to the success and operation of our business. In addition, during the period of time we are involved in a bankruptcy proceeding, our customers might lose confidence in our ability to reorganize our business successfully and could seek to establish alternative commercial relationships.
Additionally, our indebtedness is senior to the existing common units in our capital structure. As a result, we believe that seeking a bankruptcy proceeding could cause our common units to be canceled, resulting in a limited recovery, if any, for our unitholders, and would place our unitholders at significant risk of losing all of their investment in our common units.
If we cannot regain compliance with the NYSE’s continued listing standards or we fail to maintain compliance with other NYSE continued listing standards, the NYSE will delist our common units, which could negatively affect us, the price of our common units and our unitholders’ ability to sell our common units. Based on the current price of our common units, we expect the NYSE will suspend our common units from trading on or about November 17, 2023 and immediately initiate delisting procedures.
Based on current conditions, we expect our common units to be delisted pursuant to Section 802.01B of the NYSE Listed Company Manual when our average market capitalization over a consecutive 30 trading-day period is less than $15 million. Our common units could also be delisted pursuant to Section 802.01D of the NYSE Listed Company Manual if the trading price of our common units on the NYSE is “abnormally low,” which has generally been interpreted to mean at levels below $0.16 per common unit. As of close of trading on November 6, 2023, our average market capitalization over the preceding 30 trading-days was approximately $16.5 million and the last reported sale price of our common units was $0.3996 per common unit. Based on the current price of our common units, our average market capitalization over a consecutive 30 trading-day period would fall below $15 million on November 17, 2023. In these events, we would not have an opportunity to cure such deficiencies and our common units would be suspended from trading immediately and the NYSE would initiate delisting procedures.
In addition, on July 26, 2023, we received a notice from the NYSE that we are not in compliance with the continued listing criteria under Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common units was less than $1.00 over a consecutive 30 trading-day period. Pursuant to Section 802.01C of the NYSE Listed Company Manual, we have six months from the date of the receipt of the non-compliance notice to cure the deficiency and regain compliance by having a closing price of at least $1.00 per unit on the last trading day of any calendar month during the six-month cure period and an average closing unit price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or by meeting such standards on the last trading day of the cure period. If we are unable to regain compliance with Section 802.01C of the NYSE Listed Company Manual within this period, the NYSE will initiate procedures to suspend and delist our common units.
A delisting of our common units could negatively impact us by, among other things, (i) reducing the liquidity and market price of our common units; (ii) reducing the number of investors willing to hold or acquire our common units, which could negatively impact our ability to raise equity financing; (iii) decreasing the amount of news and analyst coverage of us; and (iv) limiting our ability to issue additional securities or obtain additional financing in the future. If the common units are no longer listed on a national securities exchange, it would have a material adverse effect on the price of the common units and our unitholders’ ability to sell or otherwise trade the common units would be severely limited or no longer available. In addition, delisting from the NYSE may negatively impact our reputation and, consequently, our business and liquidity.
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

10.1
Amendment No. 4 to Amended and Restated Credit Agreement, dated as of August 8, 2023, among USD Partners LP, USD Terminals Canada ULC, the subsidiary guarantors party thereto, Bank of Montreal, as administrative agent, and the other lenders and parties party thereto (incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10Q (File No. 001-36674) filed on August 8, 2023).

10.2
Letter Agreement, dated October 6, 2023, among USD Partners LP, USD Terminals Canada ULC, the subsidiary guarantors party thereto. Bank of Montreal, as administrative agent, and the other lenders and parties thereto (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36674) filed on October 10, 2023).

10.3
Letter Agreement, dated November 1, 2023, among USD Partners LP, USD Terminals Canada ULC, the subsidiary guarantors party thereto, Bank of Montreal, as administrative agent, and the other lenders and parties thereto (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36674) filed on November 2, 2023.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	The cover page of the USD Partners LP Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*     Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

USD PARTNERS LP (Registrant)

		By:	USD Partners GP LLC, its General Partner

Date:	November 7, 2023	By:	/s/ Dan Borgen
Dan Borgen Chief Executive Officer and President (Principal Executive Officer)

Date:	November 7, 2023	By:	/s/ Adam Altsuler
Adam Altsuler Executive Vice President and Chief Financial Officer (Principal Financial Officer)